Form 10-Q
period 2017-03-31
WARRIOR MET COAL, INC.
filed 2017-05-18
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38061
Warrior Met Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0706839 (I.R.S Employer Identification No.)
16243 Highway 216 Brookwood, Alabama (Address of principal executive offices)	35444 (Zip Code)
(205) 554-6150
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of May 15, 2017: 53,460,139

TABLE OF CONTENTS

Forward-Looking Statements		1
Explanatory Note		3
Part I-Financial Information		4
Item 1.	Financial Statements	5
	Condensed Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016	5
	Condensed Statements of Operations for the three months ended March 31, 2017 (Unaudited) and March 31, 2016	6
	Condensed Statement of Changes in Stockholders' Equity and Parent Net Investment for the three months ended March 31, 2017 (Unaudited) and March 31, 2016	7
	Condensed Statements of Cash Flows for the three months ended March 31, 2017 (Unaudited) and March 31, 2016	8
	Notes to Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34
Part II - Other Information		35
Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3.	Defaults on Senior Securities	35
Item 4.	Mine Safety Disclosures	36
Item 5.	Other Information	36
Item 6.	Exhibits	37
Signatures		38

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for met coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (“ABL Facility”);

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend;

•	our ability to commence a stock repurchase program; and

•	terrorist attacks or security threats, including cybersecurity threats;

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements.

When considering forward-looking statements made by us in this Quarterly Report on Form 10-Q (this “Form 10-Q”), or elsewhere, such statements speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.

EXPLANATORY NOTE
On April 12, 2017, Warrior Met Coal, LLC, a Delaware limited liability company, converted into Warrior Met Coal, Inc., a Delaware corporation, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting the Comparability of our Financial Statements-Corporate Conversion and Initial Public Offering.” We refer to this transaction herein as the “corporate conversion.” As used in this Quarterly Report on Form 10-Q, unless the context otherwise requires, references to the “Company,” “Warrior,” “we,” “us,” “our” or “Successor” refer to Warrior Met Coal, LLC, a Delaware limited liability company, and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion and to Warrior Met Coal, Inc., a Delaware corporation and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 3,832,139 units of Warrior Met Coal, LLC converted into 53,442,532 shares of common stock of Warrior Met Coal, Inc. using an approximate 13.9459-to-one conversion ratio. For the convenience of the reader, except as the context otherwise requires, all information included in this Quarterly Report on Form 10-Q about the Company is presented giving effect to the corporate conversion.

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	Successor
	March 31, 2017 (Unaudited)	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$13,455	$150,045
Short-term investments	17,501	17,501
Trade accounts receivable	96,180	65,896
Other receivables	6,142	5,901
Inventories, net	72,101	39,420
Prepaid expenses	14,177	12,010
Total current assets	219,556	290,773
Mineral interests, net	137,392	143,231
Property, plant and equipment, net	492,264	496,959
Other long-term assets	16,733	16,668
Total assets	$865,945	$947,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,280	$6,043
Accrued expenses	43,413	47,339
Other current liabilities	5,559	8,405
Current portion of long-term debt	2,878	2,849
Total current liabilities	68,130	64,636
Long-term debt	2,995	3,725
Deferred income taxes	1,944	1,944
Asset retirement obligations	96,960	96,050
Other long-term liabilities	28,165	28,309
Total liabilities	198,194	194,664
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value per share (140,000,000 shares authorized, 53,442,532 shares issued and outstanding)	534	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	608,582	802,107
Retained earnings (accumulated deficit)	58,635	(49,673)
Total stockholders’ equity	667,751	752,967
Total liabilities and stockholders’ equity	$865,945	$947,631
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor	Predecessor
	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016
Revenues:
Sales	$241,056	$65,154
Other revenues	12,908	6,229
Total revenues	253,964	71,383
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	106,144	72,297
Cost of other revenues (exclusive of items shown separately below)	8,179	4,698
Depreciation and depletion	14,582	28,958
Selling, general and administrative	5,170	9,008
Other postretirement benefits	—	6,160
Restructuring costs	—	3,418
Transaction and other costs	9,036	—
Total costs and expenses	143,111	124,539
Operating income (loss)	110,853	(53,156)
Interest expense, net	(608)	(16,562)
Reorganization items, net	—	7,920
Income (loss) before income tax expense	110,245	(61,798)
Income tax expense	1,937	18
Net income (loss)	$108,308	$(61,816)
Basic and diluted net income per share:
Net income per share—basic and diluted	$2.06
Weighted average number of shares outstanding—basic and diluted	52,681
Dividends per share:	$3.56
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY AND PARENT NET INVESTMENT
(in thousands)

Total Parent Net Investment
Balance at December 31, 2015 (Predecessor)	$(820,861)
Net loss	(61,816)
Change in attribution of Parent debt	(626)
Net transfers to Parent	(12,900)
Balance at March 31, 2016 (Predecessor)	$(896,203)

	Common Stock	Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
Balance at December 31, 2016 (Successor)	$533	$—	$802,107	$(49,673)	$752,967
Net income	—	—		108,308	108,308
Dividends paid ($3.56 per share)	—	—	(190,000)	—	(190,000)
Purchase accounting measurement period adjustment (See Note 3)	—	—	(3,525)	—	(3,525)
Common shares issued	1	—	$—	—	1
Balance at March 31, 2017 (Successor) (Unaudited)	$534	$—	$608,582	$58,635	$667,751
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor	Predecessor
	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016
OPERATING ACTIVITIES
Net income (loss)	$108,308	$(61,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	14,582	28,958
Deferred income tax expense	—	18
Stock based compensation expense	—	390
Non-cash reorganization items	—	(18,882)
Amortization of debt issuance costs and debt discount, net	462	10,164
Accretion of asset retirement obligations	995	1,169
Changes in operating assets and liabilities:
Trade accounts receivable	(30,284)	15,097
Other receivables	(242)	1,070
Inventories	(28,592)	677
Prepaid expenses and other current assets	(2,167)	13,020
Accounts payable	10,237	(15,338)
Accrued expenses and other current liabilities	(7,055)	(16,083)
Other	(691)	858
Net cash provided by (used in) operating activities	65,553	(40,698)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(11,378)	(5,422)
Net cash used in investing activities	(11,378)	(5,422)
FINANCING ACTIVITIES
Dividends paid	(190,000)	—
Proceeds from issuance of debt	—	15,723
Retirements of debt	(765)	(285)
Net cash transfers to Parent	—	(13,290)
Debt issuance costs paid	—	(8,388)
Net cash used in financing activities	(190,765)	(6,240)
Net decrease in cash and cash equivalents and restricted cash	(136,590)	(52,360)
Cash and cash equivalents and restricted cash at beginning of period	152,656	84,462
Cash and cash equivalents and restricted cash at end of period	$16,066	$32,102

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2017 (UNUDITED)
Note 1—Business and Basis of Presentation
Description of the Business
Warrior Met Coal, LLC (the “Company” or, for the periods beginning as of April 1, 2016, the “Successor”) was formed on September 3, 2015 by certain Walter Energy, Inc. (“Walter Energy” or the “Parent”) lenders under the 2011 Credit Agreement, dated as of April 1, 2011 (the “2011 Credit Agreement”) and the noteholders under the 9.50% Senior Secured Notes due 2019 (such lenders and noteholders, collectively, “Walter Energy’s First Lien Lenders”) in connection with the acquisition by the Company of certain core operating assets of Walter Energy under section 363 under Chapter 11 of Title 11 (the "Chapter 11 Cases") of the U.S. Bankruptcy Code (“U.S. Bankruptcy Code”) in the Northern District of Alabama, Southern Division (the "Bankruptcy Court"). These operating assets acquired and liabilities assumed are referred to as the “Predecessor” for all periods on or before March 31, 2016. The Company and its Predecessor are a U.S. based producer and exporter of metallurgical (“met”) coal for a diversified customer base of blast furnace steel producers located primarily in Europe and South America. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
On November 5, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries (collectively, the "Walter Energy Debtors") entered into an asset purchase agreement (as amended, the “Asset Purchase Agreement”) with the Company, pursuant to which, among other things, the Company, on behalf of Walter Energy’s First Lien Lenders, agreed to acquire the Predecessor through a credit bid of $1.1 billion and a release of the liens under the 2011 Credit Agreement and the 9.50% Senior Secured Notes due 2019 (“Walter Energy First Lien Obligations”), to assume certain liabilities of the Walter Energy Debtors and to pay cash consideration in accordance with sections 363 and 365 of the U.S. Bankruptcy Code (the “Asset Acquisition”). On January 8, 2016, the Bankruptcy Court approved the Asset Acquisition, which closed on March 31, 2016.
In connection with the Asset Acquisition, the Company also conducted rights offerings to Walter Energy’s First Lien Lenders and certain qualified unsecured creditors to purchase newly issued Class B Units of the Company, which diluted the Class A Units on a pro rata basis (the “Rights Offerings”). Proceeds from the Rights Offerings were used to pay certain costs associated with the Asset Acquisition and for general working capital purposes.
Special Distribution
On March 31, 2017, our board of managers declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). The Special Distribution was funded with available cash on hand and was paid to Computershare Trust Company, N.A., as disbursing agent, on March 31, 2017.
Corporate Conversion and Initial Public Offering
On April 12, 2017, in connection with the Company’s initial public offering (“IPO”), Warrior Met Coal, LLC filed a certificate of conversion, whereby Warrior Met Coal, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Warrior Met Coal, Inc. In connection with this corporate conversion, the Company filed a certificate of incorporation. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share. All references in the unaudited interim condensed financial statements to the number of shares and per share amounts of common stock have been retroactively recast to reflect the corporate conversion.
On April 19, 2017, the Company completed its IPO whereby the selling stockholders named in the Registration Statement on Form S-1 (File No. 333-216499) sold 16,666,667 shares of common stock at a price to the public of $19.00 per share. The Company did not receive any proceeds from the sale of common stock in the IPO, and will not receive any proceeds from the exercise of the underwriters’ option to purchase additional shares of common stock, if any. All of the net proceeds from the IPO were received by the selling stockholders.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

The aggregate net proceeds to the selling stockholders in the IPO were $296.9 million, net of underwriting discounts and commissions of $19.8 million. The Company has paid cumulative offering expenses of $12.1 million on behalf of the selling stockholders. Upon the closing of the IPO, 53,442,532 shares of common stock were outstanding. On April 13, 2017, our common stock began trading on the New York Stock Exchange under the ticker symbol "HCC" and on April 19, 2017, we closed our IPO.
Share Based Compensation
In connection with the corporate conversion and effectiveness of the registration statement, we converted all awards of restricted Class C Units (“restricted units”) and phantom Class C Units (“phantom units”) issued pursuant to the 2016 Equity Incentive Plan (the “2016 Equity Plan”) into shares of common stock using an approximate 13.9459-to-one conversion ratio. The vesting and other terms of the restricted units and phantom units generally remain the same.
Under the 2016 Equity Plan, awards of options to purchase our Class C Units, excluding “incentive stock options” within the meaning of Code Section 424, restricted units, phantom units, unit appreciation rights and unit bonus awards could be granted. The maximum number of our units that were authorized and reserved for issuance under the 2016 Equity Plan was 93,750, or 1,307,428 shares upon our corporate conversion, subject to adjustment for certain corporate events or changes in our capital structure.  In connection with our IPO, we adopted the 2017 Equity Incentive Plan (the “2017 Equity Plan”). The 2017 Equity Plan became effective upon the consummation of the IPO and no further awards will be issued under the 2016 Equity Plan. Awards previously issued and outstanding under the 2016 Equity Plan will continue to be governed by the 2016 Equity Plan. Under the 2016 Equity Plan, 805,083 shares of common stock were issued to employees and directors.
The 805,083 shares of common stock excludes (i) 43,580 shares of our common stock contingently issuable upon settlement of a vested phantom unit award under our 2016 Equity Plan, (ii) 13,157 shares of our common stock issued upon settlement of a phantom share award granted under our 2017 Equity Plan upon the completion of our IPO, which phantom share awards vested immediately upon the closing of our IPO and (iii) 5,924,902 other shares of our common stock reserved for issuance under our 2017 Equity Plan for our employees and directors.
Basis of Presentation
Prior to the closing of the Asset Acquisition on March 31, 2016, the Company had no operations and nominal assets.
The accompanying financial statements have been presented on a condensed consolidated basis for the “Successor” periods subsequent to the Asset Acquisition, which include the three months ended March 31, 2017, and on a condensed combined basis for the “Predecessor” periods prior to the Asset Acquisition, which includes the three months ended March 31, 2016. The financial information of the Company has been separated by a vertical line on the face of the financial statements to identify these different bases of accounting for Predecessor and Successor periods.
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2017 (Successor) are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in the final prospectus for the IPO dated April 12, 2017 and filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “IPO Prospectus”), which is part of our registration statement on Form S-1 (File No. 333-216499).
Predecessor Presentation
The Predecessor’s condensed combined financial statements for the three months ended March 31, 2016, have been “carved-out” from the accounting records of Walter Energy.
Historically, the Predecessor did not operate as an independent standalone company. For periods subsequent to filing the Chapter 11 Cases and prior to March 31, 2016, the Predecessor applied the Financial Accounting Standards Board

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

(“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing its condensed combined financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Chapter 11 Cases have been recorded in a reorganization line item on the Condensed Combined Statements of Operations.
Preparation of the condensed combined financial statements for the three months ended March 31, 2016, included making certain adjustments necessary to reflect all costs of doing business to present the historical records on a basis as if the Predecessor had been a separate stand alone entity. These adjustments include, for example, allocations of Parent overhead and selling, general and administrative expenses.
The historical costs and expenses reflected in the condensed combined financial statements include an allocation for certain corporate functions historically provided by the Parent. Substantially all of the Predecessor’s senior management were employed by the Parent and certain functions critical to the Predecessor’s operations were centralized and managed by the Parent. Historically, the centralized functions have included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, and strategy and development. The costs of each of these services has been allocated to the Predecessor on the basis of the Predecessor’s relative headcount, revenue and total assets to that of the Parent. These cost allocations were $7.8 million for the three months ended March 31, 2016 (Predecessor).
All intracompany transactions have been eliminated. The net effect of the settlement of transactions between the Predecessor, the Parent and other affiliates of the Parent, together with cash transfers to and from the Parent’s cash management accounts are reflected in the Condensed Statements of Changes in Stockholders' Equity and Parent Net Investment as net transfers to Parent and in the Condensed Statements of Cash Flows as a financing activity.
The allocation methodologies have been described in the notes to the financial statements where appropriate, and management considers the allocations to be reasonable. The financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of the Predecessor in the future or what they would have been had the Predecessor been a separate, standalone entity during the periods presented.
Note 2—Summary of Significant Accounting Policies
Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements included in our IPO Prospectus.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows (in thousands):

	Successor
	March 31, 2017	December 31, 2016
Cash and cash equivalents	$13,455	$150,045
Restricted cash included in other long-term assets	2,611	2,611
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$16,066	$152,656
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Short-Term Investments
Instruments with maturities greater than three months, but less than twelve months, are included in short-term investments. The Company purchases United States Treasury bills with maturities ranging from six to twelve months which are classified as held to maturity and are carried at amortized cost, which approximates fair value. Securities classified as held to maturity securities are those securities that management has the intent and ability to hold to maturity.
As of March 31, 2017 (Successor) and December 31, 2016 (Successor), the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
New Accounting Pronouncements
In September 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. We adopted the amendments of ASU 2015-16, effective January 1, 2017. We recognized a $3.5 million measurement-period adjustment during the three months ended March 31, 2017 (Successor), which we reflected prospectively (see Note 3).
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09 simplifies the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, as well as certain classifications on the statement of cash flows. We adopted this standard on January 1, 2017, on a prospective basis, and have elected to recognize forfeitures as they occur. The adoption of this standard had no effect on our Condensed Balance Sheets, Condensed Statements of Operations and Condensed Statements of Cash Flows for the current period.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2015-14 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and permits early adoption on a limited basis. ASU 2014-09, “Revenue from Contracts with Customers”, requires an entity to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. The Company is currently in the process of evaluating the impact of this new pronouncement on its consolidated results of operations. The Company plans to complete its assessment of the impact of the new standard in 2017 and expects to be compliant by the first quarter of 2018.
Note 3—Acquisition of the Predecessor
On November 5, 2015, the Walter Energy Debtors entered into the Asset Purchase Agreement with the Company, pursuant to which, among other things, the Company, on behalf of Walter Energy’s First Lien Lenders, agreed to acquire the Predecessor via a credit bid and release of the liens on the Walter Energy First Lien Obligations. On January 8, 2016, the Bankruptcy Court approved the Asset Acquisition, which closed on March 31, 2016.
The cash consideration of $50.8 million included the funding of escrow accounts to be used to pay certain expenses on behalf of the Walter Energy Debtors, some of which required residual amounts contained in the escrow accounts to be refunded to the Company after a specified time period. The net cash paid for the Asset Acquisition was $24.1 million, which was $50.8 million of cash paid less cash and cash equivalents acquired of $26.7 million.
The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Asset Acquisition. During the first quarter of 2017, the Company completed the valuation of the assets and liabilities with the assistance of an independent third party and recorded a measurement-period adjustment to the

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

preliminary purchase price allocation. The measurement-period adjustment was due to updated estimates for the acquired mineral interests including estimates for future royalty income, production volumes and timing which resulted in a $3.5 million decrease in fair value allocated to mineral interests as compared to the December 31, 2016 preliminary fair value. This also resulted in a decrease to additional paid in capital. The measurement-period adjustment was recorded during the first quarter of 2017 and had no impact on reported earnings for the three months ended March 31, 2017 (Successor).
In determining the fair values of net assets acquired in the Asset Acquisition, the Company considered, among other factors, the analyses of the Predecessor’s historical financial performance and estimates of the future performance of the acquired business, as well as the highest and best use of the acquired assets.
Working capital, excluding inventory, and non-current restricted cash were recorded at the Predecessor’s carrying value, which is representative of the fair value on the date of acquisition. Inventory was valued at its net realizable value.
Mineral interest was recorded at fair value utilizing the income approach. The income approach utilized the Company’s operating projections as of the valuation date. Under the income approach, fair value was estimated based upon the present value of future cash flows. A number of significant assumptions and estimates were involved in forecasting the future cash flows including sales volumes and prices, costs to produce (including costs for labor, commodity supplies and contractors), transportation costs, capital spending, working capital changes and a risk adjusted, after-tax cost of capital (all of which generally constitute unobservable Level 3 inputs under the fair value hierarchy).
Property, plant and equipment, and other assets were recorded at fair values based on the cost and market approaches. The cost approach utilized trending and direct costing techniques to develop replacement costs. The market approach is based on independent secondary market data (which generally constitute Level 2 inputs under the fair value hierarchy).
Black lung obligations and asset retirement obligations were recorded at fair value using a combination of market data, operational data and discounted cash flows and were adjusted by a discount rate factor reflecting current market conditions at the time of acquisition.
The following tables summarizes the final purchase price allocation, including the applicable measurement-period adjustments made upon finalization during the first quarter of 2017 (in thousands):

Final purchase price:
Cash paid	$50,830
Fair value of First Lien Obligations relinquished in exchange for net assets of the Predecessor	598,607
Total purchase price	$649,437

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Final fair values of assets acquired and liabilities assumed:
Cash and cash equivalents	$26,723
Trade and other receivables	14,358
Inventories	46,464
Prepaid expenses and other current assets	30,722
Mineral interests	144,224
Property, plant and equipment	533,441
Other long-term assets	28,865
Total assets	824,797
Accounts payable	10,470
Accrued expenses	12,843
Other current liabilities	24,044
Current debt	2,879
Long-term debt	5,758
Deferred income taxes	1,400
Other long-term liabilities	117,966
Total liabilities	175,360
Total fair value of net assets acquired	$649,437
 Supplemental Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations give effect to the Asset Acquisition as if it had occurred on January 1, 2015. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Asset Acquisition had actually occurred on that date, nor the results of operations in the future. The 2016 supplemental unaudited pro forma financial information was adjusted to (i) reflect the impact of certain fair value adjustments, including an adjustment to depreciation and depletion expense as a result of a change in the basis of Property, Plant and Equipment and Mineral Interests, (ii) eliminate historical interest expense related to the notes, loans and other debt that was not assumed by the Company as part of the Asset Acquisition, (iii) eliminate a gain on reorganization items associated with the Chapter 11 Cases and (iv) eliminate the Predecessor's historical other postretirement benefit expense associated with the Predecessor's historical other postretirement benefit obligations for retiree medical and life insurance benefits, which were not assumed by the Company.

	Predecessor
	For the three months ended March 31, 2016
(in thousands)	As reported	Pro forma
Revenue	$71,383	$71,383
Net loss	$(61,816)	$(31,759)

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Note 4—Inventories, net
Inventories, net are summarized as follows (in thousands):

	Successor
	March 31, 2017	December 31, 2016
Coal	$50,499	$18,788
Raw materials, parts, supplies and other, net	21,602	20,632
Total inventories, net	$72,101	$39,420
Note 5—Income Taxes
The Company calculates the interim income tax provision using actual year to date financial results. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.
The Company records deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Based upon the review of all positive and negative evidence, including its recent history of operating losses, the Company concluded that a full valuation allowance was necessary for net deferred tax assets at March 31, 2017 (Successor) and December 31, 2016 (Successor), exclusive of certain deferred tax liabilities that have an indefinite life.
Results of operations of the Predecessor have historically been included in the federal and state income tax returns of the Parent. Accordingly, the income tax provision included in the Predecessor financial statements was calculated using a method consistent with a separate return basis, as if the Predecessor had been a separate taxpayer. Similarly, historical tax attributes (net operating losses, alternative minimum tax credits, etc.) have been allocated to the Predecessor’s business utilizing a reasonable method of allocation.
 As of each reporting date, the Company’s management considers new evidence, both positive and negative, that could impact management’s view with regard to future realization of deferred income tax assets. As part of the Asset Acquisition, the Company succeeded to certain tax attributes and assumed the tax bases of the acquired assets and assumed liabilities. The tax attributes included net operating losses and alternative minimum tax and general business tax credits. As part of the evaluation of the acquired assets and assumed liabilities as of April 1, 2016, management determined that a valuation allowance was needed for deferred tax assets not expected to provide future tax benefits. If it is later determined that the Company will more likely than not realize all, or a portion, of the deferred tax assets, the Company will adjust the valuation allowance in a future period. Future recognized tax benefits in relation to the valuation allowance will result in a tax benefit in the period recognized.
The Company recognized income tax expense of $1.9 million for the three months ended March 31, 2017 (Successor). The Company recognized income tax expense of $18.0 thousand for the three months ended March 31, 2016 (Predecessor).
Note 6—Debt
On April 1, 2016, the Company entered into an Asset-Based Revolving Credit Agreement (the “ABL Facility”) with certain lenders and Citibank, N.A. (together with its affiliates, “Citibank”), as administrative agent and collateral agent, with an aggregate lender commitment to make a revolving loan of up to $50.0 million, subject to borrowing base availability. On January 23, 2017, the Company entered into Amendment No. 1 to the ABL Facility to, among other things, (i) increase the aggregate lender commitment to $100.0 million, (ii) reduce the applicable interest rate margins by 100 basis points ("bps"), (iii) permit the corporate conversion and (iv) allow the IPO to be consummated without triggering a change of control. On March 24, 2017, the Company entered into Amendment No. 2 to the ABL Facility to modify certain terms relating to the restricted payment covenant, which provides the Company with improved flexibility to pay dividends, including the Special Distribution. At March 31, 2017 (Successor), the Company had $82.4 million of availability under the ABL Facility.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

In connection with the Asset Acquisition, the Company assumed a security agreement and promissory note of $5.9 million as of March 31, 2017 (Successor), of which $2.9 million was classified as a current obligation. The amount owed in respect of the promissory note was originally used for the purchase of underground mining equipment and such note is secured by the same mining equipment. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. The Company is required to make monthly payments of principal and interest during the term of the promissory note.
Note 7—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

Successor
For the three months ended March 31, 2017
Numerator:
Net income	$108,308
Denominator:
Weighted-average shares used to compute net income per share—basic and diluted	52,681
Net income per share—basic and diluted	$2.06
As of March 31, 2017 (Successor), there were 805,083 shares of common stock issued to certain directors and employees, for which neither the performance based nor market based vesting conditions were met as of the measurement date. As such, these common shares have been excluded from basic and diluted earnings per share. As of March 31, 2017 (Successor), there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award under our 2016 Equity Plan. The settlement date is the earlier of a change in control as described in our 2016 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. There were no potentially dilutive shares for the three months ended March 31, 2017 (Successor).
On March 31, 2017 (Successor), our board of managers declared a cash distribution of $3.56 per share, totaling $190.0 million, which was paid on March 31, 2017 to holders of our Class A Units, Class B Units and Class C Units of record as of March 27, 2017.
Note 8—Related Party Transactions
In connection with the Asset Acquisition the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $0.7 million and $0.3 million for the three months ended March 31, 2017 (Successor) and the three months ended March 31, 2016 (Predecessor), respectively.
The Predecessor also received revenue from coal sales to affiliates of the Parent that were not acquired in connection with the Asset Acquisition. The Predecessor recognized revenue from these affiliates of $1.4 million for the three months ended March 31, 2016 (Predecessor).

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Note 9—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), there were no items accrued for miscellaneous litigation.
Indemnifications
In the ordinary course of business, the Company entered into a contractual arrangement under which the Company has agreed to indemnify a third party to such arrangement from any losses arising from certain events as specified in the particular contracts, which may include, for example, litigation or claims relating to past performance. The Company had accrued $0.3 million as of March 31, 2017 (Successor) and December 31, 2016 (Successor), which is included in other long-term liabilities. The remaining maximum exposure under this arrangement is $0.2 million.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2017 (Successor), the Company had no liability recorded for minimum throughput requirements. At December 31, 2016 (Successor), the Company had accrued a liability of $2.1 million as a result of not meeting the required minimums, which is included in accrued expenses on the Condensed Balance Sheet.
Royalty and Lease Obligations
The Company’s leases are primarily for mining equipment and automobiles. At March 31, 2017 (Successor) and December 31, 2016 (Successor), the Company had no future minimum payments due under non-cancellable operating leases.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $21.5 million and $3.6 million, for the three months ended March 31, 2017 (Successor) and three months ended March 31, 2016 (Predecessor), respectively.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Note 10—Stockholders' Equity
Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share. As of March 31, 2017, there were 53,442,532 shares of common stock issued and outstanding.
Note 11—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), the Company had natural gas swap contracts outstanding with notional amounts totaling 7,920 million British thermal units maturing in the fourth quarter of 2017.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had a liability of $0.9 million and $3.8 million related to natural gas swap contracts outstanding as of March 31, 2017 (Successor) and December 31, 2016 (Successor), respectively, included in other current liabilities in the accompanying Condensed Balance Sheets.
Note 12—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Successor
	Fair Value Measurements as of March 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$937	$—	$937

	Successor
	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$3,784	$—	$3,784
 The Company has no assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2017 (Successor) or December 31, 2016 (Successor). During the three months ended March 31, 2017 (Successor), there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three months ended March 31, 2017 (Successor).
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Condensed Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—All of the Company’s debt included in the Condensed Balance Sheet is carried at cost. The Company's outstanding promissory note approximates fair value.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

Note 13—Reorganization Items, Net
Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Condensed Statements of Operations as reorganization items as required by ASC 852. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
Reorganization items include an allocation of professional fees incurred in relation to the Chapter 11 Cases. For the three months ended March 31, 2016 (Predecessor), the cost of these professional fees was allocated on the basis of the Predecessor’s assets as compared to the total assets of the Parent for each reporting period.
The following table presents reorganization items (in thousands):

Predecessor
For the three months ended March 31, 2016
Professional fees	(10,962)
Rejected executory contracts, leases and other	18,882
Reorganization items, net	$7,920
Net cash paid for reorganization items for the three months ended March 31, 2016 (Predecessor) totaled approximately $12.3 million.
Note 14—Restructuring Costs
For the three months ended March 31, 2016 (Predecessor), the Predecessor recognized restructuring charges of approximately $3.4 million due to workforce reductions at the Alabama No. 7 underground mine, the Alabama No. 4 underground mine and corporate headquarters in conjunction with cost containment initiatives implemented in response to the deterioration in the metallurgical coal market. The restructuring charges consist primarily of severance and related benefits costs. The Company does not expect to incur any additional restructuring charges in the Successor periods in connection with the Predecessor restructuring actions.
Note 15—Segment Information
The Company identifies a business as an operating segment if: i) it engages in business activities from which it may earn revenues and incur expenses; ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance; and iii) it has available discrete financial information. The Company has determined that its two underground mining operations are its operating segments. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.
The Company has determined that the two operating segments are similar in both quantitative and qualitative characteristics and thus the two operating segments have been aggregated into one reportable segment. The Company has determined that its natural gas and royalty businesses did not meet the criteria in ASC 280 to be considered as operating or reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, other post-retirement benefits, transactions costs, restructuring costs, interest expense, reorganization items, net and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	Successor	Predecessor
	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Revenues
Mining	$241,056	$65,154
All other	12,908	6,229
Total revenues	$253,964	$71,383

	Successor	Predecessor
	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Capital Expenditures
Mining	$10,777	$4,588
All other	601	834
Total capital expenditures	$11,378	$5,422
 The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, other postretirement benefits, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

	Successor	Predecessor
	For the three months ended March 31, 2017	For the three months ended March 31, 2016
Segment Adjusted EBITDA	$134,912	$(7,143)
Other revenues	12,908	6,229
Cost of other revenues	(8,179)	(4,698)
Depreciation and depletion	(14,582)	(28,958)
Selling, general and administrative	(5,170)	(9,008)
Other postretirement benefits	—	(6,160)
Restructuring charges	—	(3,418)
Transaction and other costs	(9,036)	—
Interest expense, net	(608)	(16,562)
Reorganization items, net	—	7,920
Income tax expense	(1,937)	(18)
Net income (loss)	$108,308	$(61,816)
Note 16—Subsequent Events
On May 15, 2017, we entered into an Amendment No. 3 to the ABL Facility to, among other things, (i) allow for the posting of cash collateral to secure certain swap and hedging arrangements permitted under the ABL Facility and (ii) allow for the payment of dividends permitted under the ABL Facility within 60 days of declaration thereof.
On May 17, 2017, the board of directors of the Company (the "Board") adopted a policy (the "Dividend Policy") of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend will be paid on June 13, 2017 to stockholders of record on May 30, 2017. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2017 (Successor) and the three months ended March 31, 2016 (Predecessor). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2016 included in the final prospectus for the Company's initial public offering (“IPO”) dated April 12, 2017 and filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “IPO Prospectus”), which is part of our registration statement on Form S-1 (File No. 333-216499). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a large scale, low cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama.
As of December 31, 2016 (Successor), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 107.8 million metric tons of recoverable reserves and our undeveloped Blue Creek Energy Mine contained 103.0 million metric tons of recoverable reserves. The hard coking coal (“HCC”) we produce is of a similar quality to coal referred to as the “benchmark HCC” produced in Australia, which is used to set quarterly pricing for the met coal industry. Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and low-to-medium volatility. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
We sell substantially all of our met coal production to steel producers. Met coal, which is converted to coke, is a critical input in the steel production process. Met coal is both consumed domestically in the countries where it is produced and exported by several of the largest producing countries, such as China, Australia, the United States, Canada and Russia. Therefore, demand for our coal will be highly correlated to conditions in the global steelmaking industry. The steelmaking industry’s demand for met coal is affected by a number of factors, including the cyclical nature of that industry’s business, technological developments in the steelmaking process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for met coal, which would have a material adverse effect upon our business. Similarly, if alternative ingredients are used in substitution for met coal in the integrated steel mill process, the demand for met coal would materially decrease, which could also materially adversely affect demand for our met coal.
Basis of Presentation
Our results on a “Predecessor” basis relate to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy in the Asset Acquisition and the related periods ending on or prior to March 31, 2016. Our results on a “Successor” basis relate to Warrior Met Coal, LLC and its subsidiaries for periods beginning as of April 1, 2016 and Warrior Met Coal, Inc. after giving effect to our corporate conversion on April 12, 2017 from a Delaware limited liability company into a Delaware corporation, which we refer to as the “corporate conversion.” Our results have been separated by a vertical line to identify these different bases of accounting.
The historical costs and expenses reflected in the Predecessor combined results of operations include an allocation for certain corporate functions historically provided by Walter Energy. Substantially all of the Predecessor’s senior management were employed by Walter Energy and certain functions critical to the Predecessor’s operations were centralized and managed by Walter Energy. Historically, the centralized functions have included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, and strategy and development. The costs of each of these services has been allocated to the Predecessor on the basis of the Predecessor’s relative headcount, revenue and total assets to that of Walter Energy.

The condensed combined financial statements of our Predecessor included elsewhere in this Form 10-Q and discussed in this discussion and analysis may not be indicative of what our financial condition, results of operations and cash flows would actually have been had we been a separate stand-alone entity, nor are they indicative of what our financial position, results of operations and cash flows may be in the future.
Factors Affecting the Comparability of our Financial Statements
Asset Acquisition
On March 31, 2016, we consummated the acquisition of the Predecessor on a debt free basis with minimum legacy liabilities. The Asset Acquisition included Mine No. 4 and Mine No. 7, which management believes to be two of the highest quality and lowest cost met coal mines in the United States. Prior to the Asset Acquisition, the Company had no operations and nominal assets. We acquired the Predecessor for an aggregate cash consideration of $50.8 million and the release of claims associated with the 2011 Credit Agreement and Walter Energy’s 9.50% Senior Secured Notes due 2019. In connection with the closing of the Asset Acquisition and in exchange for a portion of the outstanding first lien debt, Walter Energy’s First Lien Lenders were entitled to receive, on a pro rata basis, a distribution of our Class A Units. We accounted for the Asset Acquisition as a business combination under Accounting Standard Codification (“ASC”) Topic 805, Business Combinations.
Corporate Conversion and Initial Public Offering
On April 12, 2017, in connection with the IPO, Warrior Met Coal, LLC filed a certificate of conversion, whereby Warrior Met Coal, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Warrior Met Coal, Inc. As part of the corporate conversion, holders of Class A, Class B Units (which included the Class B Units which had converted into Class A Units) and Class C Units of Warrior Met Coal, LLC received shares of our common stock for each unit held immediately prior to the corporate conversion using an approximate 13.9459-to-one conversion ratio. In connection with this corporate conversion, the Company filed a certificate of incorporation. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share. All references in the Management's Discussion and Analysis of Financial Condition to the number of shares and per share amounts of common stock have been retroactively recast to reflect the corporate conversion.
On April 19, 2017, the Company completed its IPO whereby the selling stockholders named in the Registration Statement on Form S-1 sold 16,666,667 shares of common stock at a price to the public of $19.00 per share. The Company did not receive any proceeds from the sale of common stock in the IPO, and will not receive any proceeds from the exercise of the underwriters’ option to purchase additional shares of common stock, if any. All of the net proceeds from the IPO were received by the selling stockholders.
The aggregate net proceeds to the selling stockholders in the IPO were $296.9 million, net of underwriting discounts and commissions of $19.8 million. The Company paid the offering expenses of $12.1 million on behalf of the selling stockholders. Upon the closing of the IPO, 53,442,532 shares of common stock were outstanding. On April 13, 2017, our common stock began trading on the New York Stock Exchange under the ticker symbol "HCC" and on April 19, 2017, we closed our IPO.
How We Evaluate Our Operations
Our primary business, the mining and exporting of met coal for the steel industry, is conducted in one business segment: Mining. All other operations and results are reported under the “All Other” category as a reconciling item to consolidated amounts, which includes the business results from our sale of natural gas extracted as a byproduct from our underground coal mines and royalties from our leased properties. Our natural gas and royalty businesses do not meet the criteria in ASC 280, Segment Reporting, to be considered as operating or reportable segments.
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) Segment Adjusted EBITDA; (ii) sales volumes and average selling price, which drive coal sales revenue; (iii) cash cost of sales, a non-GAAP financial measure; and (iv) Adjusted EBITDA, a non-GAAP financial measure.

	Successor	Predecessor
	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016
(in thousands)
Segment Adjusted EBITDA	$134,912	$(7,143)
Metric tons sold	1,022	777
Metric tons produced	1,464	801
Average selling price per metric ton	$235.87	$83.85
Cash cost of sales per metric ton	$103.34	$69.74
Adjusted EBITDA	$135,466	$(9,048)
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, and certain transactions or adjustments that the CEO, our Chief Operating Decision Maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to pay distributions;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
Sales Volumes and Average Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our annual coal sales contracts, for which prices generally are set on a quarterly basis. The volume of coal we sell is also a function of the pricing environment in the domestic and international met coal markets. We evaluate the price we receive for our coal on an average sales price per metric ton basis. Our average sales price per metric ton represents our coal sales revenue divided by total metric tons of coal sold. On a quarterly basis, our average realized sales price per metric ton may differ from the average HCC quarterly benchmark price per metric ton and our average gross realized price for that respective quarter, primarily due to tons that were priced at a previous quarter’s benchmark price, but for which revenue was recognized in a subsequent quarter. In addition, there are certain quality specification adjustments that may occur that would result in a difference between our average realized sales price per metric ton and the average HCC quarterly benchmark price per metric ton and our average gross realized price.
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to GAAP, are classified in the Condensed Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it free-on-board at the Port of Mobile. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that this non-GAAP financial measure provides additional insight into our operating performance, and reflects how management analyzes our operating performance and compares that performance against other companies on a consistent basis for purposes of business decision making by excluding the impact of certain items that management does not believe are indicative of our core operating performance. We believe that cash costs of sales presents a useful measure of our controllable costs and our operational results by including all costs incurred to produce met coal and sell it free-on-board at the Port of Mobile. Period-to-period comparisons of cash cost of sales are intended to help management identify and assess additional trends potentially impacting our Company that may not be shown solely by period-to-period comparisons of cost of sales. Cash cost of sales should not be considered an alternative to cost of sales or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash cost of sales excludes some, but not all, items that affect cost of sales, and our presentation may vary from the presentations of other companies. As a result, cash cost of sales as presented below may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of cash cost of sales to total cost of sales, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Successor	Predecessor
	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016
(in thousands)
Cost of sales	$106,144	$72,297
Mine No. 4 idle costs (1)	—	(10,173)
Asset retirement obligation accretion	(481)	(93)
Other (operating overhead, etc.)	—	(7,843)
Cash cost of sales	$105,663	$54,188

(1)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense, depreciation and depletion, net reorganization items, restructuring costs, transaction and other costs, Mine No. 4 idle costs, non-cash stock compensation expense and non-cash asset retirement obligation accretion. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). Adjusted EBITDA should not be considered an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments excludes some, but not all, items that affect net loss and our presentation of Adjusted EBITDA may vary from that presented by other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Successor	Predecessor
	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016
Net income (loss)	$108,308	$(61,816)
Interest expense, net	608	16,562
Income tax expense	1,937	18
Depreciation and depletion	14,582	28,958
Asset retirement obligation accretion (1)	995	1,169
Stock compensation expense (2)	—	390
Transaction and other costs (3)	9,036	—
Reorganization items, net (4)	—	(7,920)
Restructuring costs (5)	—	3,418
Mine No. 4 idle costs (6)	—	10,173
Adjusted EBITDA	$135,466	$(9,048)

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by the Company in connection with our IPO.

(4)	Represents expenses and income directly associated with the Predecessor’s Chapter 11 Cases (as defined in Note 1 and Note 13 to the condensed financial statements).

(5)	Represents cost and expenses in connection with workforce reductions at Mine No. 4 and Mine No. 7 and corporate headquarters. (See Note 14 to the condensed financial statements)

(6)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.
Results of Operations
The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact of the Asset Acquisition on the financial statements. To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion of our historical results for the three months ended March 31, 2017 (Successor) and the three months ended March 31, 2016 (Predecessor).
Three Months Ended March 31, 2017 (Successor)
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the three months ended March 31, 2017 (Successor).

	Successor
(in thousands)	For the three months ended March 31, 2017 (Unaudited)	% of Total Revenues
Revenues:
Sales	$241,056	94.9%
Other revenues	12,908	5.1%
Total revenues	253,964	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	106,144	41.8%
Cost of other revenues (exclusive of items shown separately below)	8,179	3.2%
Depreciation and depletion	14,582	5.7%
Selling, general and administrative	5,170	2.0%
Transaction and other costs	9,036	3.6%
Total costs and expenses	143,111	56.4%
Operating income	110,853	43.6%
Interest expense, net	(608)	(0.2)%
Income before income taxes	110,245	43.4%
Income tax expense	1,937	0.8%
Net loss	$108,308	42.6%
Sales and cost of sales components on a per unit basis for the three months ended March 31, 2017 (Successor) were as follows:

Successor
For the three months ended March 31, 2017 (Unaudited)
Met Coal (metric tons in thousands)
Metric tons sold	1,022
Metric tons produced	1,464
Average selling price per metric ton	$235.87
Cash cost of sales per metric ton	$103.34
Total revenues were $254.0 million for the three months ended March 31, 2017 (Successor).
Sales were $241.1 million for the three months ended March 31, 2017 (Successor), and were comprised of met coal sales of 1.0 million metric tons at an average selling price of $235.87 per metric ton. Mine No. 4 and Mine No. 7 were both operational during the three months ended March 31, 2017 (Successor), with one longwall at Mine No. 4 and two longwalls at Mine No. 7.
Other revenues were $12.9 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Other revenues includes a gain of $2.8 million recognized on the fair value adjustment related to our natural gas swap contracts. Cost of other revenues was $8.2 million, representing 3.2% of total revenues and 62.1% of other revenues.

Cost of sales (exclusive of items shown separately below) was $106.1 million, or 41.8% of total revenues, and was primarily comprised of met coal sales of 1.0 million metric tons at an average cash cost of sales of $103.34 per metric ton. Our cash cost of sales reflects our new collective bargaining agreement wages and benefits and renegotiated transportation and royalty contracts, which allows for our cash cost of sales to move with changes in the price that we realize for our coal. Our results for the three months ended March 31, 2017 also include a move of one longwall within Mine No. 7 that negatively impacted production and cash cost of sales per metric ton.
Depreciation and depletion was $14.6 million, or 5.7% of total revenues, and was primarily related to depreciation of machinery and equipment and depletion of mineral interests.
Selling, general and administrative expenses were $5.2 million, or 2.0% of total revenues, reflecting the benefits of a restructured business without the legacy costs and liabilities which were not assumed in the Asset Acquisition.
Transaction and other costs associated with our initial public offering were $9.0 million, or 3.6% of total revenues, which was comprised primarily of professional fees incurred in connection with the initial public offering.
Interest expense of $0.6 million, or 0.2% of total revenues, is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility debt issuance costs.
Three Months Ended March 31, 2016 (Predecessor)
The following table summarizes certain financial information relating to the Predecessor’s operating results that have been derived from our audited financial statements for the three months ended March 31, 2016 (Predecessor).

	Predecessor
(in thousands)	For the three months ended March 31, 2016	% of Total Revenues
Revenues:
Sales	$65,154	91.3%
Other revenues	6,229	8.7%
Total revenues	71,383	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	72,297	101.3%
Cost of other revenues (exclusive of items shown separately below)	4,698	6.6%
Depreciation and depletion	28,958	40.6%
Selling, general and administrative	9,008	12.6%
Other postretirement benefits	6,160	8.6%
Restructuring cost	3,418	4.8%
Total costs and expenses	124,539	174.5%
Operating loss	(53,156)	(74.5)%
Interest expense, net	(16,562)	(23.2)%
Reorganization items, net	7,920	11.1%
Loss before income taxes	(61,798)	(86.6)%
Income tax expense	18	—
Net loss	$(61,816)	(86.6)%
Sales and cost of sales components on a per unit basis for the three months ended March 31, 2016 (Predecessor) were as follows:

Predecessor
For the three months ended March 31, 2016
Met Coal (metric tons in thousands)
Metric tons sold	777
Metric tons produced	801
Average selling price per metric ton	$83.85
Cash cost of sales per metric ton	$69.74
Total revenues were $71.4 million for the three months ended March 31, 2016.
Sales were $65.2 million for the three months ended March 31, 2016, and were comprised of met coal sales of 0.8 million metric tons at an average selling price of $83.85 per metric ton.
Other revenues were $6.2 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Cost of other revenues was $4.7 million, representing 6.6% of total revenues and 75.4% of other revenues.
Cost of sales (exclusive of items shown separately below), was $72.3 million, or 101.3% of total revenues, and was primarily comprised of met coal sales of 0.8 million metric tons at an average cash cost of sales of $69.74 per metric ton. Our cost of sales were negatively impacted by carrying costs of $10.2 million for the idled Mine No. 4. During the three months ended March 31, 2016, only one longwall within Mine No. 7 was in operation.
Depreciation and depletion expense was $29.0 million, or 40.6% of total revenues, and was primarily related to depreciation of machinery and equipment and mine development costs.
Selling, general and administrative expenses were $9.0 million, or 12.6% of total revenues, and were primarily comprised of employee salaries and benefits.
Other postretirement benefits were $6.2 million, or 8.6% of total revenues, and represent postretirement healthcare benefits of the Predecessor.
Restructuring cost of $3.4 million, or 4.8% of total revenues, resulted from the Predecessor idling Mine No. 4 and workforce reductions at both Mine No. 4 and Mine No. 7 and corporate headquarters due to the continued decline in met coal prices.
Interest expense of $16.6 million, or 23.2% of total revenues, represents interest on liabilities subject to compromise, which were attributed to the Predecessor.
Reorganization items, net, was $7.9 million, or 11.1% of total revenues, and was comprised of an allocation of corporate professional fees incurred by the Predecessor in relation to the Chapter 11 Cases of $11.0 million offset by rejected executory contracts and leases of $18.9 million.
An income tax expense of $18.0 thousand was recognized for the three months ended March 31, 2016 as a result of the recognition of a full valuation allowance.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Rights Offering and access to our ABL Facility. Our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition. In addition, we used available cash on hand to pay the Special Distribution, which reduced cash and cash equivalents.
Going forward, we may need cash to fund operating activities, working capital, capital expenditures, and strategic investments. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments or capital expenditures, our ability to access the debt and equity markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our planned operating and capital expenditure needs for at least the next twelve months.
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us. See “Part II, Item 1A, Risk Factors.”
Our available liquidity as of March 31, 2017 (Successor) was $95.9 million, consisting of cash and cash equivalents of $13.5 million and $82.4 million available under our ABL Facility. We currently do not have any outstanding borrowings under the ABL Facility. For the three months ended March 31, 2017 (Successor), cash flows provided by operating activities were $65.6 million, cash flows used in investing activities were $11.4 million and cash flows used in financing activities were $190.8 million.
Statements of Cash Flows
Cash balances were $13.5 million and $150.0 million at March 31, 2017 (Successor) and December 31, 2016 (Successor), respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	Successor	Predecessor
	For the three months ended March 31, 2017 (Unaudited)	For the three months ended March 31, 2016
Net cash provided by (used in) operating activities	$65,553	$(40,698)
Net cash used in investing activities	(11,378)	(5,422)
Net cash (used in) financing activities	(190,765)	(6,240)
Net decrease in cash and cash equivalents and restricted cash	$(136,590)	$(52,360)
Operating Activities
Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, non-cash reorganization items, amortization of debt issuance costs and debt discount, gain on extinguishment of debt, asset impairment charges, accretion of asset retirement obligations and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $65.6 million for the three months ended March 31, 2017 (Successor), and was primarily attributed to a net income of $108.3 million adjusted for depreciation and depletion expense of $14.6 million, amortization of debt issuance costs and debt discount of $0.5 million and accretion of asset retirement obligations of $1.0 million, offset by a net decrease in our working capital of $58.1 million. The decrease in our working capital was primarily driven by an increase in trade accounts receivable, an increase in inventories and a decrease in accrued expenses and other current liabilities offset partially by an increase in accounts payable as a result of an increase in sales. The increase in our accounts receivable is primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold and the increase in inventories is primarily driven by an increase in metric tons produced.
Net cash used in operating activities was $40.7 million for the three months ended March 31, 2016 (Predecessor), and was primarily attributed to a net loss of $61.8 million adjusted for depreciation and depletion expense of $29.0 million, non-cash reorganization items of $18.9 million, amortization of debt issuance costs and debt discount of $10.2 million and accretion of asset retirement obligations of $1.2 million, offset partially by a net decrease in our working capital of $1.6 million. The net decrease in our working capital was primarily driven by higher disbursements for accounts payable and accrued expenses and other current liabilities in the period associated with our purchases from vendors, partially offset by a decrease in trade accounts receivable.
Investing Activities
Net cash used in investing activities was $11.4 million and $5.4 million for the three months ended March 31, 2017 (Successor) and March 31, 2016 (Predecessor), respectively, primarily due to purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $190.8 million for the three months ended March 31, 2017 (Successor), primarily due to the Special Distribution (as defined below) of $190.0 million which was paid on March 31, 2017. Net cash used in financing activities was $6.2 million for the three months ended March 31, 2016 (Predecessor) primarily due to net transfers to/from Walter Energy and net payments on debt.
Dividend Policy
On May 17, 2017, the board of directors of the Company (the “Board”) adopted a policy (the “Dividend Policy”) of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend will be paid on June 13, 2017 to stockholders of record on May 30, 2017. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.
Special Distribution
On March 31, 2017, our board of managers declared a cash distribution payable to holders of our Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). The Special Distribution was funded with available cash on hand and was paid to Computershare Trust Company, N.A., as disbursing agent, on March 31, 2017.
Public Company Transaction Expenses
General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with listing on the NYSE; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. As a publicly traded company, we expect that general and administrative expenses will increase in future periods.
ABL Facility
On January 23, 2017, the Company entered into Amendment No. 1 to the ABL Facility to, among other things, (i) increase the aggregate lender commitment to $100.0 million, (ii) reduce the applicable interest rate margins by 100 basis points (“bps”), (iii) permit the corporate conversion and (iv) allow the IPO to be consummated without triggering a change of control.

On March 24, 2017, the Company entered into Amendment No. 2 to the ABL Facility to modify certain terms relating to the restricted payment covenant, which provides the Company with improved flexibility to pay dividends, including the Special Distribution.

On May 15, 2017, the Company entered into Amendment No. 3 to the ABL Facility to, among other things, (i) allow for the posting of cash collateral to secure certain swap and hedging arrangements permitted under the ABL Facility and (ii) allow for the payment of dividends permitted under the ABL Facility within 60 days of declaration thereof.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on April 1, 2019. As of March 31, 2017 (Successor), no amounts were outstanding under the ABL Facility and there were no outstanding letters of credit. At March 31, 2017 (Successor), we had $82.4 million of availability under the ABL Facility.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2017, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2017 (Successor).
Promissory Note
As of March 31, 2017 (Successor), we had debt outstanding of $5.9 million, $2.9 million of which was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
Restricted Cash
As of March 31, 2017 (Successor), restricted cash included $2.6 million in other long-term assets in the Condensed Balance Sheet which represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
Capital Expenditures
Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines or to develop the high-quality met coal recoverable reserves at our Blue Creek Energy Mine in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.
To fund our capital expenditures, we may be required to use cash from our operations, incur debt or sell equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our current or future debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control.
Our capital expenditures were $11.4 million for the three months ended March 31, 2017 (Successor) and $5.4 million for the three months ended March 31, 2016 (Predecessor). Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
We have a significant capital investment program underway in 2017 to upgrade all key production equipment to further improve efficiency and reliability. Our capital spending is expected to range from $97 to $117 million for the full year 2017 (consisting of sustaining capital expenditures of approximately $65 million, catch-up capital expenditures of approximately $32 million and discretionary capital expenditures of approximately $20 million), including discretionary spending that had been deferred in prior years due to the low met coal pricing environment. These amounts do not include any potential spending associated with our Blue Creek Energy Mine should we decide to develop it for production in the future.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2017 (Successor), we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $38.2 million, and $2.1 million, respectively, for miscellaneous purposes.
Recently Adopted Accounting Standards
A summary of recently adopted accounting pronouncements is included in Note 2 to our unaudited interim condensed financial statements included elsewhere in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk on sales of coal. We sell most of our met coal under contracts primarily with pricing terms of three months and volume terms of up to one year. Sales commitments in the met coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.
We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of March 31, 2017 (Successor), we had natural gas swap contracts outstanding with notional amounts totaling 7.9 billion British thermal units maturing in the fourth quarter of 2017. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.
We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production, such as diesel fuel, steel, explosives and other items. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers. We historically have not entered into any derivative commodity instruments to manage the exposure to changing price risk for supplies.
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2017 (Successor) and December 31, 2016 (Successor), we did not have any allowance for credit losses associated with our trade accounts receivables.
Interest Rate Risk
On April 1, 2016, we entered into the ABL Facility, as amended, that bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 200 bps to 250 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2017 (Successor), assuming we had $100.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.0 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2017. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
As described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in our IPO Prospectus, in connection with the audits of the financial statements of our Predecessor, our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting related to the financial close process and the process to estimate asset retirement obligation costs. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. At the time the material weaknesses occurred, Walter Energy, the parent of our Predecessor, was in bankruptcy. Many of the employees directly involved in the Predecessor's account reconciliation process and calculation of the asset retirement obligation had been terminated or had resigned. Many routine and non-routine functions were reassigned to a limited number of financial reporting personnel.
Management remediated these material weaknesses in the first quarter of fiscal 2017. The remediation process began following the closing of the Asset Acquisition on March 31, 2016 when we implemented a new ERP system, re-designed and implemented additional internal controls, including establishing additional controls over the compilation and validation of data and inputs used to estimate asset retirement obligation costs, reassigned existing personnel and hired additional personnel, including a Chief Financial Officer (“CFO”) effective January 1, 2017.
Changes in Internal Control Over Financial Reporting
Other than changes intended to remediate the material weaknesses noted above, there were no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Limitations on the Effectiveness of Disclosure Controls and Procedures
In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 9 of the “Notes to Condensed Financial Statements” in this Form 10-Q for a description of current legal proceedings, which is incorporated by reference in this Part II, Item 1.
We and our subsidiaries are parties to a number of other lawsuits arising in the ordinary course of our business. We record costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on our future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. While the results of litigation cannot be predicted with certainty, we believe that the final outcome of such litigation will not have a material adverse effect on our financial statements.
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in “Risk Factors” in our IPO Prospectus other than as described below. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Industry Overview,” and “Business” in our IPO Prospectus, which could materially affect our business, financial condition or future results. However, the risks described in our IPO Prospectus are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility, and will be at the sole discretion of our Board and will also depend on many factors.

Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility, and will be at the sole discretion of our Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, borrowing availability under our ABL Facility, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board deems relevant. The terms of our ABL Facility may restrict our ability to pay cash dividends on our common stock. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. Furthermore, we are permitted under the terms of our ABL Facility to incur additional indebtedness, the terms of which may severely restrict or prohibit the payment of dividends and the associated debt service may impact our ability to satisfy the conditions for paying dividends under our ABL Facility. The agreements governing our current and future indebtedness may not permit us to pay dividends on our common stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
As previously disclosed, on April 12, 2017, Warrior Met Coal, LLC, a Delaware limited liability company, converted into Warrior Met Coal, Inc., a Delaware corporation, in anticipation of our initial public offering, and, in connection therewith, all outstanding Class A Units, Class B Units and Class C Units of Warrior Met Coal, LLC converted into an aggregate of 53,442,532 shares of our common stock. The members of Warrior Met Coal, LLC did not pay any other consideration for such shares of common stock.
From January 1, 2017 to March 31, 2017, we issued 8,667 restricted Class C Units to certain employees and a director of the Company pursuant to the Warrior Met Coal, LLC 2016 Equity Incentive Plan. The issuance of these securities was exempt from registration under the Securities Act by virtue of Rule 701 promulgated under Section 3(b) of the Securities Act as a transaction pursuant to a compensatory benefit plan or contract relating to compensation.
Item 3. Defaults on Senior Securities.
None.

Item 4. Mine Safety Disclosures.
The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this quarterly report on Form 10-Q pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).
Item 5. Other Information.
Item 1.01 Entry Into a Material Definitive Agreement

The Company is party to that certain Asset-Based Revolving Credit Agreement, dated as of April 1, 2016 (as amended, the “ABL Facility”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent, and the other lenders and L/C issuers party thereto. On May 15, 2017, the Company entered into an Amendment No. 3 to the ABL Facility to, among other things, (i) allow for the posting of cash collateral to secure certain swap and hedging arrangements permitted under the ABL Facility and (ii) allow for the payment of dividends permitted under the ABL Facility within 60 days of declaration thereof.

Item 6. Exhibits

Exhibit Number	Description
3.1
Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

10.1
Amendment No. 1 to Asset-Based Revolving Credit Agreement, dated as of January 23, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.2
Amendment No. 2 to Asset-Based Revolving Credit Agreement, dated as of March 24, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, each lender party thereto, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.3†
Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April19, 2017).

10.4†
Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.5†
Restricted Unit Award Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 3 Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.6†
Restricted Unit Award Agreement, dated February 24, 2017, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 3 Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

*	Filed herewith.

**	Furnished herewith.

†	Management contract, compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)

Date: May 18, 2017

EXHIBIT INDEX

Exhibit Number	Description
3.1
Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

10.1
Amendment No. 1 to Asset-Based Revolving Credit Agreement, dated as of January 23, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.2
Amendment No. 2 to Asset-Based Revolving Credit Agreement, dated as of March 24, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, each lender party thereto, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.3†
Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April19, 2017).

10.4†
Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.5†
Restricted Unit Award Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 3 Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.6†
Restricted Unit Award Agreement, dated February 24, 2017, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 3 Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

*	Filed herewith.

**	Furnished herewith.

†	Management contract, compensatory plan or arrangement.

E-1