Form 10-Q
period 2017-06-30
WARRIOR MET COAL, INC.
filed 2017-08-03
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of July 31, 2017: 53,444,810

TABLE OF CONTENTS

Forward-Looking Statements		1
Explanatory Note		3
Part I-Financial Information		4
Item 1.	Financial Statements	5
	Condensed Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016	5
	Condensed Statements of Operations for the three and six months ended June 30, 2017 (Unaudited), for the three months ended June 30, 2016 (Unaudited) and for the three months ended March 31, 2016	6
	Condensed Statement of Changes in Stockholders' Equity as of June 30, 2017 (Unaudited)	7
	Condensed Statements of Cash Flows for the three and six months ended June 30, 2017 (Unaudited), for the three months ended June 30, 2016 (Unaudited) for the three months ended March 31, 2016	8
	Notes to Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	22
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37
Part II - Other Information		39
Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	39
Item 3.	Defaults on Senior Securities	39
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41
Signatures		42

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	Successor
	June 30, 2017 (Unaudited)	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$155,792	$150,045
Short-term investments	17,501	17,501
Trade accounts receivable	92,551	65,896
Other receivables	4,700	5,901
Inventories, net	75,286	39,420
Prepaid expenses	16,684	12,010
Total current assets	362,514	290,773
Mineral interests, net	134,597	143,231
Property, plant and equipment, net	495,072	496,959
Other long-term assets	18,178	16,668
Total assets	$1,010,361	$947,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,821	$6,043
Accrued expenses	61,791	47,339
Other current liabilities	4,622	8,405
Current portion of long-term debt	2,906	2,849
Total current liabilities	83,140	64,636
Long-term debt	2,257	3,725
Deferred income taxes	1,944	1,944
Asset retirement obligations	97,708	96,050
Other long-term liabilities	28,192	28,309
Total liabilities	213,241	194,664
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized-140,000,000 shares, issued and outstanding-53,444,810 and 53,442,532, respectively)	534	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	610,759	802,107
Retained earnings (accumulated deficit)	185,827	(49,673)
Total stockholders’ equity	797,120	752,967
Total liabilities and stockholders’ equity	$1,010,361	$947,631
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor (Unaudited)			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016
Revenues:
Sales	$351,788	$85,415	$592,844	$65,154
Other revenues	11,582	6,059	24,490	6,229
Total revenues	363,370	91,474	617,334	71,383
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	160,152	103,866	266,296	72,297
Cost of other revenues (exclusive of items shown separately below)	7,795	5,126	15,974	4,698
Depreciation and depletion	19,650	15,821	34,232	28,958
Selling, general and administrative	8,660	5,815	13,830	9,008
Other postretirement benefits	—	—	—	6,160
Restructuring costs	—	—	—	3,418
Transaction and other costs	3,837	10,475	12,873	—
Total costs and expenses	200,094	141,103	343,205	124,539
Operating income (loss)	163,276	(49,629)	274,129	(53,156)
Interest expense, net	(642)	(434)	(1,250)	(16,562)
Reorganization items, net	—	—	—	7,920
Income (loss) before income tax expense	162,634	(50,063)	272,879	(61,798)
Income tax expense	32,769	—	34,706	18
Net income (loss)	$129,865	$(50,063)	$238,173	$(61,816)
Basic and diluted net income per share:
Net income (loss) per share—basic and diluted	$2.46	$(0.95)	$4.52
Weighted average number of shares outstanding—basic and diluted	52,721	52,640	52,702
Dividends per share:	$0.05	$—	$3.61
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
Balance at December 31, 2016 (Successor)	$533	$—	$802,107	$(49,673)	$752,967
Net income	—	—		238,173	238,173
Dividends paid ($3.61 per share)	—	—	(190,000)	(2,673)	(192,673)
Purchase accounting measurement period adjustment (See Note 3)	—	—	(3,525)	—	(3,525)
Equity award modification (See Note 10)	—	—	1,255	—	1,255
Stock compensation	—	—	922	—	922
Common shares issued	1	—	—	—	1
Balance at June 30, 2017 (Successor) (Unaudited)	$534	$—	$610,759	$185,827	$797,120
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor (Unaudited)			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016
OPERATING ACTIVITIES
Net income (loss)	$129,865	$(50,063)	$238,173	$(61,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	19,650	15,821	34,232	28,958
Deferred income tax expense	—	—	—	18
Stock based compensation expense	922	125	922	390
Non-cash reorganization items	—	—	—	(18,882)
Amortization of debt issuance costs and debt discount, net	427	376	889	10,164
Accretion of asset retirement obligations	904	735	1,899	1,169
Changes in operating assets and liabilities:
Trade accounts receivable	3,629	(28,041)	(26,655)	15,097
Other receivables	1,442	124	1,200	1,070
Inventories	(4,339)	14,677	(32,931)	677
Prepaid expenses and other current assets	(2,507)	(9,675)	(4,674)	13,020
Accounts payable	(2,459)	(7,349)	7,778	(15,338)
Accrued expenses and other current liabilities	17,072	28,593	10,017	(16,083)
Other	(3,202)	5,789	(3,893)	858
Net cash provided by (used in) operating activities	161,404	(28,888)	226,957	(40,698)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(16,885)	(6,014)	(28,263)	(5,422)
Proceeds from sale of property, plant and equipment	—	34	—	—
Cash paid for acquisition, net of cash acquired	—	(24,107)	—	—
Proceeds from termination of life insurance policy	—	12,857	—	—
Purchases of short-term investments	—	(17,000)	—	—
Net cash used in investing activities	(16,885)	(34,230)	(28,263)	(5,422)
FINANCING ACTIVITIES
Dividends paid	(2,673)	—	(192,673)	—
Proceeds from Rights Offering	—	200,000	—	—
Proceeds from issuance of debt	—	—	—	15,723
Retirements of debt	(766)	(765)	(1,531)	(285)
Net cash transfers to Parent	—	—	—	(13,290)
Debt issuance costs paid	—	(4,515)	—	(8,388)
Net cash provided by (used in) financing activities	(3,439)	194,720	(194,204)	(6,240)
Net increase (decrease) in cash and cash equivalents and restricted cash	141,080	131,602	4,490	(52,360)
Cash and cash equivalents and restricted cash at beginning of period	16,066	—	152,656	84,462
Cash and cash equivalents and restricted cash at end of period	$157,146	$131,602	$157,146	$32,102

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2017 (UNUDITED)
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

The aggregate net proceeds to the selling stockholders in the IPO were $296.9 million, net of underwriting discounts and commissions of $19.8 million. The Company has paid cumulative offering expenses of $15.9 million on behalf of the selling stockholders. Upon the closing of the IPO, 53,442,532 shares of common stock were outstanding. On April 13, 2017, our common stock began trading on the New York Stock Exchange under the ticker symbol "HCC" and on April 19, 2017, we closed our IPO.
Basis of Presentation
Prior to the closing of the Asset Acquisition on March 31, 2016, the Company had no operations and nominal assets.
The accompanying financial statements have been presented on a condensed consolidated basis for the “Successor” periods subsequent to the Asset Acquisition, which include the three and six months ended June 30, 2017, and on a condensed combined basis for the “Predecessor” periods prior to the Asset Acquisition, which includes the three months ended March 31, 2016. The financial information of the Company has been separated by a vertical line on the face of the financial statements to identify these different bases of accounting for Predecessor and Successor periods.
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2017 (Successor) are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in the final prospectus for the IPO dated April 12, 2017 and filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “IPO Prospectus”), which is part of our registration statement on Form S-1 (File No. 333-216499).
Predecessor Presentation
The Predecessor’s condensed combined financial statements for the three months ended March 31, 2016, have been “carved-out” from the accounting records of Walter Energy.
Historically, the Predecessor did not operate as an independent standalone company. For periods subsequent to filing the Chapter 11 Cases and prior to March 31, 2016, the Predecessor applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing its condensed combined financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Chapter 11 Cases have been recorded in a reorganization line item on the Condensed Combined Statements of Operations.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

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

	Successor
	June 30, 2017	December 31, 2016
Cash and cash equivalents	$155,792	$150,045
Restricted cash included in other long-term assets	1,354	2,611
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$157,146	$152,656
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of June 30, 2017 (Successor) and December 31, 2016 (Successor), restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
As of June 30, 2017 (Successor) and December 31, 2016 (Successor), the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

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
The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Asset Acquisition. During the first quarter of 2017, the Company completed the valuation of the assets and liabilities with the assistance of an independent third party and recorded a measurement-period adjustment to the preliminary purchase price allocation. The measurement-period adjustment was due to updated estimates for the acquired mineral interests including estimates for future royalty income, production volumes and timing which resulted in a $3.5 million decrease in fair value allocated to mineral interests as compared to the December 31, 2016 preliminary fair value. This also resulted in a decrease to additional paid in capital. The measurement-period adjustment was recorded during the first quarter of 2017 and had no impact on reported earnings for the three and six months ended June 30, 2017 (Successor).
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
The following tables summarize the final purchase price allocation, including the applicable measurement-period adjustments made upon finalization during the first quarter of 2017 (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

	Predecessor
	For the three months ended March 31, 2016
(in thousands)	As reported	Pro forma
Revenue	$71,383	$71,383
Net loss	$(61,816)	$(31,759)
Note 4—Inventories, net
Inventories, net are summarized as follows (in thousands):

	Successor
	June 30, 2017	December 31, 2016
Coal	$52,738	$18,788
Raw materials, parts, supplies and other, net	22,548	20,632
Total inventories, net	$75,286	$39,420
Note 5—Income Taxes
The Company calculates the interim income tax provision using actual year to date financial results. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates, are reported in the interim period in which they occur.
The Company records deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance. Based upon the review of all positive and negative evidence, including its recent history of operating losses, the Company concluded that a full valuation allowance was necessary for net deferred tax assets at June 30, 2017 (Successor) and December 31, 2016 (Successor), exclusive of certain deferred tax liabilities that have an indefinite life.
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
The Company recognized income tax expense of $32.8 million and $34.7 million for the three and six months ended June 30, 2017 (Successor), respectively. The Company recognized no income tax expense for the three months ended June 30, 2016 (Successor) and recognized income tax expense of $18.0 thousand for the three months ended March 31, 2016 (Predecessor).

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

The Company continues to utilize a discrete period method to calculate taxes for the three and six months ended June 30, 2017, as it does not believe that the annual effective tax rate method would represent a reliable estimate given current circumstances. The effective tax rate for the three months ended June 30, 2017 of 20.1% is less than the statutory tax rate primarily as a result of changes in the valuation allowance and percentage depletion. The Company continues to maintain a significant valuation allowance against deferred tax asset positions due to our cumulative losses in recent years, which limit its ability to look to future taxable income in assessing the realizability of these assets. Additionally, the Company's utilization of available net operating losses ("NOL") is currently limited in the amount that can be used in any given year due to changes in ownership that occurred in connection with the Asset Acquisition for purposes of Internal Revenue Code ("IRC") Section 382. During the three months ended June 30, 2017 (Successor), the Company exceeded the estimated annual limit under IRC Section 382 for utilization of these available NOLs, which caused the increase in the effective tax rate from the three months ended June 30, 2016.
Note 6—Debt
On April 1, 2016, the Company entered into an Asset-Based Revolving Credit Agreement (the “ABL Facility”) with certain lenders and Citibank, N.A. (together with its affiliates, “Citibank”), as administrative agent and collateral agent, with an aggregate lender commitment to make a revolving loan of up to $50.0 million, subject to borrowing base availability. On January 23, 2017, the Company entered into Amendment No. 1 to the ABL Facility to, among other things, (i) increase the aggregate lender commitment to $100.0 million, (ii) reduce the applicable interest rate margins by 100 basis points ("bps"), (iii) permit the corporate conversion and (iv) allow the IPO to be consummated without triggering a change of control. On March 24, 2017, the Company entered into Amendment No. 2 to the ABL Facility to modify certain terms relating to the restricted payment covenant, which provides the Company with improved flexibility to pay dividends, including the Special Distribution. On May 15, 2017, the Company entered into an Amendment No. 3 to the ABL Facility to, among other things, (i) allow for the posting of cash collateral to secure certain swap and hedging arrangements permitted under the ABL Facility and (ii) allow for the payment of dividends permitted under the ABL Facility within 60 days of declaration thereof. At June 30, 2017 (Successor), the Company had $100.0 million of availability under the ABL Facility.
In connection with the Asset Acquisition, the Company assumed a security agreement and promissory note, which had an outstanding balance of $5.2 million as of June 30, 2017 (Successor), of which $2.9 million was classified as a current obligation. The amount owed in respect of the promissory note was originally used for the purchase of underground mining equipment and such note is secured by the same mining equipment. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. The Company is required to make monthly payments of principal and interest during the term of the promissory note.
Note 7—Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Successor (Unaudited)
	For the three months ended June 30,		For the six months ended June 30,
	2017	2016	2017
Numerator:
Net income (loss)	$129,865	$(50,063)	$238,173
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic and diluted	52,721	52,640	52,702
Net income (loss) per share—basic and diluted	$2.46	$(0.95)	$4.52
As of June 30, 2017 (Successor), there were 798,124 shares of common stock issued under our 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which neither the performance nor market based vesting

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

conditions were met as of the measurement date. As such, these common shares have been excluded from basic and diluted earnings per share. As of June 30, 2017 (Successor), there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award under our 2016 Equity Plan and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Incentive Plan (the "2017 Equity Plan"). The settlement date is the earlier of a change in control as described in our 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. As of June 30, 2017 (Successor), there were 17,582 shares of common stock issued under our 2017 Equity Plan to certain directors and employees.
On March 31, 2017 (Successor), our board of managers declared a cash distribution of $3.56 per share, totaling $190.0 million, which was paid on March 31, 2017 to holders of our Class A Units, Class B Units and Class C Units of record as of March 27, 2017.
On May 17, 2017, the board of directors of the Company (the "Board") adopted a policy (the "Dividend Policy") of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend of $2.7 million was paid on June 13, 2017 to stockholders of record on May 30, 2017. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.
On July 31, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share to be paid on August 23, 2017, to stockholders of record as of the close of business on August 14, 2017.
Note 8—Related Party Transactions
In connection with the Asset Acquisition the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $0.1 million and $0.8 million for the three and six months ended June 30, 2017, respectively, and $0.3 million for each of the three months ended June 30, 2016 (Successor) and the three months ended March 31, 2016 (Predecessor).
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
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2017 (Successor) and December 31, 2016 (Successor), there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2017 (Successor) and December 31, 2016 (Successor), there were no items accrued for miscellaneous litigation.
Indemnifications
In the ordinary course of business, the Company entered into a contractual arrangement under which the Company has agreed to indemnify a third party to such arrangement from any losses arising from certain events as specified in the particular contracts, which may include, for example, litigation or claims relating to past performance. The Company had accrued $0.3 million as of June 30, 2017 (Successor) and December 31, 2016 (Successor), which is included in other long-term liabilities. The remaining maximum exposure under this arrangement is $0.2 million.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2017 (Successor), the Company had no liability recorded for minimum throughput requirements. At December 31, 2016 (Successor), the Company had accrued a liability of $2.1 million as a result of not meeting the required minimums, which is included in accrued expenses on the Condensed Balance Sheet.
Royalty and Lease Obligations
The Company’s leases are primarily for mining equipment and automobiles. At June 30, 2017 (Successor) and December 31, 2016 (Successor), the Company had no future minimum payments due under non-cancellable operating leases.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $30.7 million and $52.2 million, for the three and six months ended June 30, 2017 (Successor) and $3.9 million and $3.6 million for three months ended June 30, 2016 (Successor) and March 31, 2016 (Predecessor), respectively.
Note 10—Stockholders' Equity

Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share. As of June 30, 2017, there were 53,444,810 shares of common stock issued and outstanding.

On March 31, 2017, the board of managers declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). In connection with the conversion of Warrior Met Coal, LLC into Warrior Met Coal, Inc., the Class C Units, which were issued pursuant to the 2016 Equity Plan, were converted into restricted shares (the "Restricted Shares") of common stock of the Company, par value $0.01 per share, and the Special Distribution with respect to such Restricted Shares was not paid but held in trust pending their vesting. As of June 30, 2017 (Successor), approximately $3.1 million is held in the trust and is included within other long term assets in the accompanying Condensed Balance Sheets.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

On June 1, 2017, the Compensation Committee (the "Committee") of the board of directors approved the modification described below (the “Modification”) to the award agreements (the “Awards”) for the Restricted Shares to certain officers, directors and employees of the Company. Pursuant to the Modification, the Committee waived certain vesting requirements with respect to the Special Distribution for the Restricted Shares such that funds currently held in trust as described above with respect to the Special Distribution will vest immediately for recipients that received less than $100.0 thousand and for recipients that received greater than $100.0 thousand, 50% of the Restricted Shares vest immediately. However, funds held in trust with respect to the Special Distribution for the remaining 50% of the Restricted Shares will not be released until such shares vest pursuant to the original terms of the Awards on the basis of the passage of time and the Company’s achievement of certain metrics.

In addition and pursuant to the Modification, the holders of the Restricted Shares were permitted to elect to receive the 2017 Dividend released from trust as described above with respect to their Restricted Shares (i) 100% in cash; (ii) 50% in cash and 50% in restricted stock units (“RSUs”); or (iii) 100% in RSUs.

In connection with the Modification, the Committee approved a form of Restricted Stock Unit Award Agreement (the “RSU Award Agreement”) pursuant to the 2017 Equity Plan on June 1, 2017 (the “Grant Date”) for those Holders who elected to receive the Special Distribution, in whole or in part, in RSUs (the “Participants”). The RSU Award Agreement provides that RSUs awarded pursuant to the Modification shall be fully vested on the Grant Date and shall be settled in shares of Common Stock on a one-for-one basis on the earliest of (i) one-third on each of the first three anniversaries of the Grant Date; (ii) a Change in Control (as defined in the Plan); (iii) the Participant’s separation from service with the Company or its affiliates; or (iv) death of the Participant.

In connection with the Modification, for the three and six months ended June 30, 2017 (Successor), the Company recognized a reduction to dividends payable of $0.2 million associated with the holders that elected to receive cash and $1.3 million was treated as an adjustment to equity for those that elected RSUs. Also, due to the Company's IPO, the Company also recognized approximately $0.5 million of stock compensation expense for awards granted under the 2016 Equity Plan.

For the three and six months ended June 30, 2017 (Successor), the Company also recognized approximately $0.4 million of compensation expense for awards granted under the 2017 Equity Plan.
Note 11—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2017 (Successor), the Company had natural gas swap contracts outstanding with notional amounts totaling 3,960 million British thermal units maturing in the fourth quarter of 2017 and 2,400 million maturing in the fourth quarter of 2018. As of December 31, 2016 (Successor), the Company had natural gas swap contracts outstanding with notional amounts totaling 7,920 million British thermal units maturing in the fourth quarter of 2017.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had an asset of $0.4 million related to natural gas swap contracts outstanding as of June 30, 2017 (Successor), of which $0.2 million was included in prepaid expenses and $0.2 million was included in other long-term assets and $3.8 million as of December 31, 2016 (Successor) included in other current liabilities in the accompanying Condensed Balance Sheets.
Note 12—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

	Successor
	Fair Value Measurements as of June 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$440	$—	$440

	Successor
	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$3,784	$—	$3,784
 The Company has no assets or any other liabilities measured at fair value on a recurring basis as of June 30, 2017 (Successor) or December 31, 2016 (Successor). During the three and six months ended June 30, 2017 (Successor), there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three and six months ended June 30, 2017 (Successor).
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Condensed Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding promissory note approximates fair value.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	Successor			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016
Revenues
Mining	$351,788	$85,415	$592,844	$65,154
All other	11,582	6,059	24,490	6,229
Total revenues	$363,370	$91,474	$617,334	$71,383

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED)

	Successor			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016
Capital Expenditures
Mining	16,093	$5,343	$26,586	$4,588
All other	792	671	1,677	834
Total capital expenditures	16,885	$6,014	$28,263	$5,422
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

	Successor			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016
Segment Adjusted EBITDA	$191,636	$(18,451)	$326,548	$(7,143)
Other revenues	11,582	6,059	24,490	6,229
Cost of other revenues	(7,795)	(5,126)	(15,974)	(4,698)
Depreciation and depletion	(19,650)	(15,821)	(34,232)	(28,958)
Selling, general and administrative	(8,660)	(5,815)	(13,830)	(9,008)
Other postretirement benefits	—	—	—	(6,160)
Restructuring charges	—	—	—	(3,418)
Transaction and other costs	(3,837)	(10,475)	(12,873)	—
Interest expense, net	(642)	(434)	(1,250)	(16,562)
Reorganization items, net	—	—	—	7,920
Income tax expense	(32,769)	—	(34,706)	(18)
Net income (loss)	$129,865	$(50,063)	$238,173	$(61,816)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2017 (Successor), the three months ended June 30, 2016 (Successor) and the three months ended March 31, 2016 (Predecessor). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2016 included in the final prospectus for the Company's initial public offering (“IPO”) dated April 12, 2017 and filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “IPO Prospectus”), which is part of our registration statement on Form S-1 (File No. 333-216499). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a large scale, low cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama.
As of December 31, 2016 (Successor), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 107.8 million metric tons of recoverable reserves and our undeveloped Blue Creek Energy Mine contained 103.0 million metric tons of recoverable reserves. The hard coking coal (“HCC”) we produce is of a similar quality to coal once referred to as the “benchmark HCC” produced in Australia, which was used to set quarterly pricing for the met coal industry. Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and low-to-medium volatility. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
Industry Overview
The global met coal market remains volatile primarily due to the temporary supply disruption impact of Cyclone Debbie in Australia. The industry benchmark price was replaced in the second quarter by a new average index pricing methodology, which varies by supplier, but was based on the average of the Platts premium low-volatile ("low-vol") index. The Steel Index ("TSI") premium coking coal index and, in some instances, the Argus Index for the months of March, April and May. For our traditional benchmark customers, we used an average of the Platts premium low-vol and the TSI premium coking coal index which resulted in a second quarter benchmark index price of approximately $194.00 per metric ton. This is a decrease of approximately $91.00 or 32% from the first quarter of 2017 price of $285.00 per metric ton. We expect that our new index pricing formula for each quarter will be the average prices of the Platts premium low-vol and TSI premium coking coal index on a one month lag basis. It is likely that this method will be adjusted in the future.
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
The aggregate net proceeds to the selling stockholders in the IPO were $296.9 million, net of underwriting discounts and commissions of $19.8 million. The Company paid the offering expenses of $15.9 million on behalf of the selling stockholders. Upon the closing of the IPO, 53,442,532 shares of common stock were outstanding. On April 13, 2017, our common stock began trading on the New York Stock Exchange under the ticker symbol "HCC" and on April 19, 2017, we closed our IPO.
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

	Successor (Unaudited)			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016
(in thousands)
Segment Adjusted EBITDA	$191,636	$(18,451)	$326,548	$(7,143)
Metric tons sold	1,762	1,022	2,784	777
Metric tons produced	1,732	828	3,195	801
Average selling price per metric ton	$199.65	$83.57	$212.94	$83.85
Cash cost of sales per metric ton	$90.62	$68.14	$95.30	$69.74
Adjusted EBITDA	$188,482	$8,073	$323,947	$(9,048)
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
Sales Volumes and Average Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our annual coal sales contracts, for which prices generally are set on a quarterly basis. The volume of coal we sell is also a function of the pricing environment in the domestic and international met coal markets. We evaluate the price we receive for our coal on an average sales price per metric ton basis. Our average sales price per metric ton represents our coal sales revenue divided by total metric tons of coal sold. In addition, there are certain quality specification adjustments that may occur that would result in a difference between our average realized sales price per metric ton and our average gross realized price.

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

	Successor (Unaudited)			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016
(in thousands)
Cost of sales	$160,152	$103,866	$266,296	$72,297
Asset retirement obligation accretion	(401)	(267)	(882)	(93)
Stock compensation expense	(75)	—	(75)	—
Mine No. 4 idle costs (1)	—	(5,342)	—	(10,173)
VEBA contribution (2)	—	(25,000)	—	—
Other (operating overhead, etc.)	—	(3,614)	—	(7,843)
Cash cost of sales	$159,676	$69,643	$265,339	$54,188

(1)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

(2)
We entered into a new initial collective bargaining agreement with the United Mine Workers Association ("UMWA") pursuant to which we agreed to contribute $25.0 million to a Voluntary Employees' Beneficiary Association ("VEBA") trust formed and administered by the UMWA.

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

	Successor (Unaudited)			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016

Net income (loss)	$129,865	$(50,063)	$238,173	$(61,816)
Interest expense, net	642	434	1,249	16,562
Income tax expense	32,769	—	34,706	18
Depreciation and depletion	19,650	15,821	34,232	28,958
Asset retirement obligation accretion (1)	797	939	1,792	1,169
Stock compensation expense (2)	922	125	922	390
Transaction and other costs (3)	3,837	10,475	12,873	—
Reorganization items, net (4)	—	—	—	(7,920)
Restructuring costs (5)	—	—	—	3,418
Mine No. 4 idle costs (6)	—	5,342	—	10,173
VEBA contribution (7)	—	25,000	—	—
Adjusted EBITDA	$188,482	$8,073	$323,947	$(9,048)

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by the Company in connection with our IPO.

(4)	Represents expenses and income directly associated with the Predecessor’s Chapter 11 Cases (as defined in Note 1 and Note 13 to the condensed financial statements).

(5)	Represents cost and expenses in connection with workforce reductions at Mine No. 4 and Mine No. 7 and corporate headquarters. (See Note 14 to the condensed financial statements)

(6)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

(7)	We entered into a new initial collective bargaining agreement with the UMWA pursuant to which we agreed to contribute $25.0 million to a VEBA trust formed and administered by the UMWA.
Results of Operations
The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact of the Asset Acquisition on the financial statements. To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion of our historical results for the three months ended June 30, 2017 and 2016 (Successor), the six months ended June 30, 2017 (Successor) and the three months ended March 31, 2016 (Predecessor).

Three Months Ended June 30, 2017 and 2016 (Successor)
The following table summarizes certain unaudited financial information for the periods ended June 30, 2017 and 2016 (Successor).

	Successor
	For the three months ended June 30,
(in thousands)	2017	2016
Revenues:
Sales	$351,788	85,415
Other revenues	11,582	6,059
Total revenues	363,370	91,474
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	160,152	103,866
Cost of other revenues (exclusive of items shown separately below)	7,795	5,126
Depreciation and depletion	19,650	15,821
Selling, general and administrative	8,660	5,815
Transaction and other costs	3,837	10,475
Total costs and expenses	200,094	141,103
Operating income	163,276	(49,629)
Interest expense, net	(642)	(434)
Income before income taxes	162,634	(50,063)
Income tax expense	32,769	—
Net income	$129,865	(50,063)
Sales and cost of sales components on a per unit basis for the three months ended June 30, 2017 and 2016 (Successor) were as follows:

	Successor
	For the three months ended June 30,
	2017	2016
Met Coal (metric tons in thousands)
Metric tons sold	1,762	1,022
Metric tons produced	1,732	828
Average selling price per metric ton	$199.65	$83.57
Cash cost of sales per metric ton	$90.62	$68.14
Sales for the three months ended June 30, 2017 (Successor) were $351.8 million compared to $85.4 million for the three months ended June 30, 2016 (Successor). The $266.4 million increase in revenues was primarily due to a $204.5 million increase due to a $116.08 increase in the average selling price per metric ton of met coal and a $61.8 million increase in revenue due to a 740 thousand metric ton increase in met coal sales volume. The increase in sales volume is partially attributable to the fact that Mine No. 4 and Mine No. 7 were both operational during the three months ended June 30, 2017 (Successor) as compared to only Mine No. 7 being in operation during the three months ended June 30, 2016 (Successor).
Other revenues for the three months ended June 30, 2017 (Successor) were $11.6 million compared to $6.1 million for the three months ended June 30, 2016 (Successor). Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $5.5 million increase in other revenues is primarily due to an increase in the average selling price of natural gas prices as well as a gain of $0.5 million recognized on the fair value adjustment related to our natural gas swap contracts. Cost of other revenues increased $2.7 million primarily due to an increase in volume as we continue to maximize production.

Cost of sales (exclusive of items shown separately below) for the three months ended June 30, 2017 (Successor) was $160.2 million compared to $103.9 million for the three months ended June 30, 2016 (Successor). The $56.3 million increase is driven by a $50.4 million increase due to an increase in met coal sales with the remainder of the increase due to an increase in the average cash cost of sales per metric ton. Costs of sales for the months ended June 30, 2016 (Successor) also includes the $25.0 million VEBA contribution and $5.3 million of carrying costs for the idled Mine No. 4.
Depreciation and depletion for the three months ended June 30, 2017 (Successor) were $19.7 million compared to $15.8 million for the three months ended June 30, 2016 (Successor), driven primarily by an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses for the three months ended June 30, 2017 (Successor) were $8.7 million compared to $5.8 million for the three months ended June 30, 2016 (Successor), driven primarily by an increase in costs associated with being a publicly traded company, an increase in salaried employees as we continue to maximize production and an increase in stock compensation to our employees.
Transaction and other costs for the three months ended June 30, 2017 (Successor) of $3.8 million was comprised of professional fees incurred in connection with our initial public offering and the $10.5 million incurred for the three months ended June 30, 2016 (Successor) was comprised of professional fees incurred in connection with the Asset Acquisition.
Interest expense for the three months ended June 30, 2017 (Successor) was $0.6 million compared to $0.4 million for the three months ended June 30, 2016 (Successor) and is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility debt issuance costs.
Income tax expense for the three months ended June 30, 2017 (Successor) was $32.8 million compared to $0 million for the three months ended June 30, 2016 (Successor). We continue to utilize a discrete period method to calculate taxes for the three and six months ended June 30, 2017 (Successor) as we do not believe the annual effective tax rate method would represent a reliable estimate given our current circumstances. Our effective tax rate for the three months ended June 30, 2017 (Successor) of 20.1% is less than the statutory tax rate primarily as a result of changes in our valuation allowance and percentage depletion. We continue to maintain a significant valuation allowance against net deferred tax asset positions due to our cumulative losses in recent years which limit our ability to look to future taxable income in assessing the realizability of these assets. Additionally, our utilization of available net operating losses (“NOL”) is currently limited in the amount that can be used in any given year, due to changes in ownership that occurred in connection with the Asset Acquisition for purposes of Internal Revenue Code (“IRC”) Section 382 limitation. During the three months ended June 30, 2017 (Successor), we exceeded the estimated annual limit under IRC Section 382 for utilization of these available NOLs which caused the increase in our effective tax rate from the three months ended June 30, 2016.
Since we have exceeded the estimated annual limit under IRC Section 382 for 2017, we would expect our effective tax rate for the remainder of 2017 to be closer to the statutory rate dependent upon many factors including the volatile met coal pricing environment and the Company’s evaluation of its need for valuation allowance against deferred tax assets.  In addition, if we receive a favorable decision on the private letter ruling that was submitted to the Internal Revenue Service (“IRS”), it would allow us to utilize all of our federal NOL carryforwards without an annual Section 382 limitation which would significantly reduce our tax rate for the remainder of 2017.  There can be no assurance the IRS will grant this private letter ruling or that they will rule favorably on our request.

Six Months Ended June 30, 2017 (Successor)

	Successor
(in thousands)	For the six months ended June 30, 2017 (Unaudited)	% of Total Revenues
Revenues:
Sales	$592,844	96.0%
Other revenues	24,490	4.0%
Total revenues	617,334	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	266,296	43.1%
Cost of other revenues (exclusive of items shown separately below)	15,974	2.6%
Depreciation and depletion	34,232	5.5%
Selling, general and administrative	13,830	2.2%
Transaction and other costs	12,873	2.1%
Total costs and expenses	343,205	55.6%
Operating income	274,129	44.4%
Interest expense, net	(1,250)	(0.2)%
Income before income taxes	272,879	44.2%
Income tax expense	34,706	5.6%
Net income	$238,173	38.6%
Sales and cost of sales components on a per unit basis for the six months ended June 30, 2017 (Successor) were as follows:

Successor
For the six months ended June 30, 2017 (Unaudited)
Met Coal (metric tons in thousands)
Metric tons sold	2,784
Metric tons produced	3,195
Average selling price per metric ton	$212.94
Cash cost of sales per metric ton	$95.30
Total revenues were $617.3 million for the six months ended June 30, 2017 (Successor).
Sales were $592.8 million for the six months ended June 30, 2017 (Successor), and were comprised of met coal sales of 2.8 million metric tons at an average selling price of $212.94 per metric ton. Mine No. 4 and Mine No. 7 were both operational during the three months ended June 30, 2017 (Successor), with one longwall at Mine No. 4 and two longwalls at Mine No. 7.
Other revenues were $24.5 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Other revenues includes a gain of $0.5 million recognized on the fair value adjustment related to our natural gas swap contracts. Cost of other revenues was $16.0 million, representing 2.6% of total revenues and 67.0% of other revenues.

Cost of sales (exclusive of items shown separately below) was $266.3 million, or 43.1% of total revenues, and was primarily comprised of met coal sales of 2.8 million metric tons at an average cash cost of sales of $95.3 per metric ton. Our cash cost of sales reflects our new collective bargaining agreement wages and benefits and renegotiated transportation and royalty contracts, which allows for our cash cost of sales to move with changes in the price that we realize for our coal.
Depreciation and depletion was $34.2 million, or 5.5% of total revenues, and was primarily related to depreciation of machinery and equipment and depletion of mineral interests.
Selling, general and administrative expenses were $13.8 million, or 2.2% of total revenues, reflecting the benefits of a restructured business without the legacy costs and liabilities which were not assumed in the Asset Acquisition. Our selling, general and administrative expenses also include costs associated with being a publicly traded entity.
Transaction and other costs associated with our initial public offering were $12.9 million, or 2.1% of total revenues, which was comprised primarily of professional fees incurred in connection with the initial public offering.
Interest expense of $1.3 million, or 0.2% of total revenues, is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility debt issuance costs.
Income tax expense of $34.7 million resulted primarily from the utilization of the Company's available NOLs. We continue to utilize a discrete period method to calculate taxes for the three and six months ended June 30, 2017 (Successor) as we do not believe the annual effective tax rate method would represent a reliable estimate given our current circumstances. Our effective tax rate for the three months ended June 30, 2017 (Successor) of 20.1% is less than the statutory tax rate primarily as a result of changes in our valuation allowance and percentage depletion. We continue to maintain a significant valuation allowance against net deferred tax asset positions due to our cumulative losses in recent years which limit our ability to look to future taxable income in assessing the realizability of these assets. Additionally, our utilization of available NOL is currently limited in the amount that can be used in any given year, due to changes in ownership that occurred in connection with the Asset Acquisition for purposes of IRC Section 382 limitation.
Since we have exceeded the estimated annual limit under IRC Section 382 for 2017, we would expect our effective tax rate for the remainder of 2017 to be closer to the statutory rate dependent upon many factors including the volatile met coal pricing environment and the Company’s evaluation of its need for valuation allowance against deferred tax assets.  In addition, if we receive a favorable decision on the private letter ruling that was submitted to the Internal Revenue Service (“IRS”), it would allow us to utilize all of our federal NOL carryforwards without an annual Section 382 limitation which would significantly reduce our tax rate for the remainder of 2017.  There can be no assurance the IRS will grant this private letter ruling or that they will rule favorably on our request.

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
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Rights Offering and access to our ABL Facility. Our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition and our IPO. In addition, we use available cash on hand to pay our quarterly dividend as well as the Special Distribution, both of which reduce cash and cash equivalents.
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

Our available liquidity as of June 30, 2017 (Successor) was $255.8 million, consisting of cash and cash equivalents of $155.8 million and $100.0 million available under our ABL Facility. We currently do not have any outstanding borrowings under the ABL Facility. For the six months ended June 30, 2017 (Successor), cash flows provided by operating activities were $227.0 million, cash flows used in investing activities were $28.3 million and cash flows used in financing activities were $194.2 million.
Statements of Cash Flows
Cash balances were $155.8 million and $150.0 million at June 30, 2017 (Successor) and December 31, 2016 (Successor), respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	Successor (Unaudited)			Predecessor
	For the three months ended June 30,		For the six months ended June 30,	For the three months ended March 31,
	2017	2016	2017	2016

Net cash provided by (used in) operating activities	$161,404	$(28,888)	$226,957	$(40,698)
Net cash used in investing activities	(16,885)	(34,230)	(28,263)	(5,422)
Net cash provided by (used in) financing activities	(3,439)	194,720	(194,204)	(6,240)
Net increase (decrease) in cash and cash equivalents and restricted cash	$141,080	$131,602	$4,490	$(52,360)
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
Net cash provided by operating activities was $227.0 million for the six months ended June 30, 2017 (Successor), and was primarily attributed to net income of $238.2 million adjusted for depreciation and depletion expense of $34.2 million, amortization of debt issuance costs and debt discount of $0.9 million and accretion of asset retirement obligations of $1.9 million, offset by a net increase in our working capital of $45.3 million. The increase in our working capital was primarily driven by an increase in trade accounts receivable, an increase in inventories offset partially by an increase in accounts payable and accrued expenses and other current liabilities. The increase in our accounts receivable is primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold and the increase in inventories is primarily driven by an increase in metric tons produced.
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
Investing Activities
Net cash used in investing activities was $28.3 million and $5.4 million for the six months ended June 30, 2017 (Successor) and March 31, 2016 (Predecessor), respectively, primarily due to purchases of property, plant and equipment.

Financing Activities
Net cash used in financing activities was $194.2 million for the six months ended June 30, 2017 (Successor), primarily due to the Special Distribution (as defined below) of $190.0 million which was paid on March 31, 2017 and our quarterly dividend of $2.7 million which was paid on June 13, 2017. Net cash used in financing activities was $6.2 million for the three months ended March 31, 2016 (Predecessor) primarily due to net transfers to/from Walter Energy and net payments on debt.
Dividend Policy
On May 17, 2017, the board of directors of the Company (the "Board") adopted a policy (the "Dividend Policy") of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend of $2.7 million was paid on June 13, 2017 to stockholders of record on May 30, 2017. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.
On July 31, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share to be paid on August 23, 2017, to stockholders of record as of the close of business on August 14, 2017.
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
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on April 1, 2019. As of June 30, 2017 (Successor), no amounts were outstanding under the ABL Facility and there were no outstanding letters of credit. At June 30, 2017 (Successor), we had $100.0 million of availability under the ABL Facility.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2017 (Successor), we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2017 (Successor).
Promissory Note
As of June 30, 2017 (Successor), we had debt outstanding of $5.2 million, $2.9 million of which was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
Restricted Cash
As of June 30, 2017 (Successor), restricted cash included $1.4 million in other long-term assets in the Condensed Balance Sheet which represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
Our capital expenditures were $16.9 million and $28.3 million for the three and six months ended June 30, 2017 (Successor), respectively, $6.0 million for the three months ended June 30, 2016 (Successor) and $5.4 million for the three months ended March 31, 2016 (Predecessor). Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. We expect that the long lead times on purchasing new equipment or rebuilding key pieces of machinery and equipment will result in the majority of our capital expenditures to occur in the second half of 2017. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
We have a significant capital investment program underway in 2017 to upgrade all key production equipment to further improve efficiency and reliability. Our capital spending is expected to range from $97.0 to $117.0 million for the full year 2017 (consisting of sustaining capital expenditures of approximately $65.0 million, catch-up capital expenditures of approximately $32.0 million and discretionary capital expenditures of approximately $20.0 million), including discretionary spending that had been deferred in prior years due to the low met coal pricing environment. These amounts do not include any potential spending associated with our Blue Creek Energy Mine should we decide to develop it for production in the future.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2017 (Successor), we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $37.9 million, and $2.1 million, respectively, for miscellaneous purposes.
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
We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of June 30, 2017 (Successor), we had natural gas swap contracts outstanding with notional amounts totaling 3,960 million British thermal units maturing in the fourth quarter of 2017 and 2,400 million maturing in the fourth quarter of 2018. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2017 (Successor) and December 31, 2016 (Successor), we did not have any allowance for credit losses associated with our trade accounts receivables.
Interest Rate Risk
On April 1, 2016, we entered into the ABL Facility, as amended, that bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 200 bps to 250 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2017 (Successor), assuming we had $100.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.0 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2017. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in “Risk Factors” in our IPO Prospectus and Part II, "Item 1A." of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Industry Overview,” and “Business” in our IPO Prospectus, which could materially affect our business, financial condition or future results. However, the risks described in our IPO Prospectus and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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

None.

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

10.1*
Amendment No. 3 to Asset-Based Revolving Credit Agreement, dated as of May 15, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders.

10.2*	Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto.

10.3†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

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

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

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

Date: August 3, 2017

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

10.1*
Amendment No. 3 to Asset-Based Revolving Credit Agreement, dated as of May 15, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders.

10.2*	Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto.

10.3†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

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

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

*	Filed herewith.

**	Furnished herewith.

†	Management contract, compensatory plan or arrangement.

E-1