Form 10-Q
period 2017-09-30
WARRIOR MET COAL, INC.
filed 2017-11-09
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
or
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of November 6, 2017: 53,446,284

TABLE OF CONTENTS

Forward-Looking Statements		1
Explanatory Note		3
Part I-Financial Information		4
Item 1.	Financial Statements	5
	Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016	5
	Condensed Statements of Operations for the three and nine months ended September 30, 2017 (Unaudited), for the three and six months ended September 30, 2016 (Unaudited) and for the three months ended March 31, 2016	6
	Condensed Statement of Changes in Stockholders' Equity at September 30, 2017 (Unaudited)	7
	Condensed Statements of Cash Flows for the three and nine months ended September 30, 2017 (Unaudited), for the three and six months ended September 30, 2016 (Unaudited) and for the three months ended March 31, 2016	8
	Notes to Condensed Financial Statements	9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42
Item 4.	Controls and Procedures	42
Part II - Other Information		44
Item 1.	Legal Proceedings	44
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults on Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	48
Item 6.	Exhibits	49
Signatures		50

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for met coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (“ABL Facility”) and indenture governing the Notes (as defined below);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend, including the November Special Dividend (as defined below);

•	our ability to commence a stock repurchase program; and

•	terrorist attacks or security threats, including cybersecurity threats;

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Part II, Item IA. Risk Factors” and elsewhere in this Quarterly Report, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	Successor
	September 30, 2017 (Unaudited)	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$234,053	$150,045
Short-term investments	17,501	17,501
Trade accounts receivable	128,541	65,896
Other receivables	19,881	5,901
Inventories, net	33,902	39,420
Prepaid expenses	18,958	12,010
Total current assets	452,836	290,773
Mineral interests, net	132,329	143,231
Property, plant and equipment, net	514,066	496,959
Other long-term assets	21,394	16,668
Total assets	$1,120,625	$947,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$16,593	$6,043
Accrued expenses	54,168	47,339
Other current liabilities	4,538	8,405
Current portion of long-term debt	2,936	2,849
Total current liabilities	78,235	64,636
Long-term debt	1,512	3,725
Asset retirement obligations	98,232	96,050
Other long-term liabilities	28,253	30,253
Total liabilities	206,232	194,664
Commitments and contingencies (Note 9)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, issued and outstanding - 53,446,284 and 53,442,532, respectively)	534	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	610,992	802,107
Retained earnings (accumulated deficit)	302,867	(49,673)
Total stockholders’ equity	914,393	752,967
Total liabilities and stockholders’ equity	$1,120,625	$947,631
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor (Unaudited)				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016
Revenues:
Sales	$302,958	$44,395	$895,802	$129,810	$65,154
Other revenues	8,997	8,496	33,487	14,555	6,229
Total revenues	311,955	52,891	929,289	144,365	71,383
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	189,564	51,787	455,860	155,653	72,297
Cost of other revenues (exclusive of items shown separately below)	6,985	6,998	22,959	12,124	4,698
Depreciation and depletion	23,393	22,538	57,625	38,359	28,958
Selling, general and administrative	9,243	4,516	23,073	10,331	9,008
Other postretirement benefits	—	—	—	—	6,160
Restructuring costs	—	—	—	—	3,418
Transaction and other costs	—	—	12,873	10,475	—
Total costs and expenses	229,185	85,839	572,390	226,942	124,539
Operating income (loss)	82,770	(32,948)	356,899	(82,577)	(53,156)
Interest (expense), net	(640)	(694)	(1,890)	(1,128)	(16,562)
Reorganization items, net	—	—	—	—	7,920
Income (loss) before income taxes	82,130	(33,642)	355,009	(83,705)	(61,798)
Income tax (benefit) expense	(37,587)	—	(2,881)	—	18
Net income (loss)	$119,717	$(33,642)	$357,890	$(83,705)	$(61,816)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic and diluted	$2.27	$(0.64)	$6.79	$(1.59)
Weighted average number of shares outstanding—basic and diluted	52,777	52,640	52,727	52,640
Dividends per share:	$0.05	$—	$3.66	$—
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
Balance at December 31, 2016 (Successor)	$533	$—	$802,107	$(49,673)	$752,967
Net income	—	—		357,890	357,890
Dividends paid ($3.66 per share)	—	—	(190,000)	(5,350)	(195,350)
Purchase accounting measurement period adjustment (See Note 3)	—	—	(3,525)	—	(3,525)
Equity award modification (See Note 10)	—	—	1,255	—	1,255
Stock compensation	—	—	1,155	—	1,155
Common shares issued	1	—	—	—	1
Balance at September 30, 2017 (Successor) (Unaudited)	$534	$—	$610,992	$302,867	$914,393
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	Successor (Unaudited)				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016
OPERATING ACTIVITIES
Net income (loss)	$119,717	$(33,642)	$357,890	$(83,705)	$(61,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	23,393	22,538	57,625	38,359	28,958
Deferred income tax (benefit) expense	(5,373)	—	(5,373)	—	18
Stock based compensation expense	233	—	1,155	125	390
Non-cash reorganization items	—	—	—	—	(18,882)
Amortization of debt issuance costs and debt discount, net	427	454	1,316	830	10,164
Accretion of asset retirement obligations	940	1,227	2,839	1,962	1,169
Changes in operating assets and liabilities:
Trade accounts receivable	(35,990)	22,588	(62,645)	(5,453)	15,097
Other receivables	(15,181)	(1,696)	(13,981)	(1,572)	1,070
Inventories	37,003	(5,876)	4,072	8,801	677
Prepaid expenses and other current assets	(2,274)	1,369	(6,948)	(8,306)	13,020
Accounts payable	2,772	(1,544)	10,550	(8,893)	(15,338)
Accrued expenses and other current liabilities	(9,015)	1,111	1,002	29,704	(16,083)
Other	(543)	992	(4,436)	6,781	858
Net cash provided by (used in) operating activities	116,109	7,521	343,066	(21,367)	(40,698)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(34,408)	(2,435)	(62,671)	(8,449)	(5,422)
Proceeds from sale of property, plant and equipment	—	—	—	34	—
Cash paid for acquisition, net of cash acquired	—	76	—	(24,031)	—
Cash receipt from escrow agreement	—	(3,493)		9,364
Proceeds from termination of life insurance policy	—	29,857	—	12,857	—
Purchases of short-term investments	—	(17,505)	—	(17,505)	—
Net cash provided by (used in) investing activities	(34,408)	6,500	(62,671)	(27,730)	(5,422)
FINANCING ACTIVITIES
Dividends paid	(2,677)	—	(195,350)	—	—
Proceeds from rights offering	—	—	—	200,000	—
Proceeds from issuance of debt	—	—	—	—	15,723
Retirements of debt	(763)	(765)	(2,294)	(1,530)	(285)
Net cash transfers to Parent	—	—	—	—	(13,290)
Debt issuance costs paid	—	(463)	—	(4,978)	(8,388)
Net cash provided by (used in) financing activities	(3,440)	(1,228)	(197,644)	193,492	(6,240)
Net increase (decrease) in cash and cash equivalents and restricted cash	78,261	12,793	82,751	144,395	(52,360)
Cash and cash equivalents and restricted cash at beginning of period	157,146	131,602	152,656	—	84,462
Cash and cash equivalents and restricted cash at end of period	$235,407	$144,395	$235,407	$144,395	$32,102

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)
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
Special Distribution
On March 31, 2017, the Company's board of managers declared a cash distribution payable to holders of its then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). The Special Distribution was funded with available cash on hand and was paid to Computershare Trust Company, N.A., as disbursing agent, on March 31, 2017.
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
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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
The accompanying financial statements have been presented on a condensed consolidated basis for the “Successor” periods subsequent to the Asset Acquisition, which include the three and nine months ended September 30, 2017, the three and six months ended September 30, 2016 and on a condensed combined basis for the “Predecessor” periods prior to the Asset Acquisition, which includes the three months ended March 31, 2016. The financial information of the Company has been separated by a vertical line on the face of the financial statements to identify these different bases of accounting for Predecessor and Successor periods.
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2017 (Successor) and the three and six months ended September 30, 2016 (Successor) are not necessarily indicative of the final results that may be expected for the year ended December 31, 2017. These unaudited financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016 included in the final prospectus for the IPO dated April 12, 2017 and filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “IPO Prospectus”), which is part of our registration statement on Form S-1 (File No. 333-216499).
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
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

	Successor
	September 30, 2017	December 31, 2016
Cash and cash equivalents	$234,053	$150,045
Restricted cash included in other long-term assets	1,354	2,611
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$235,407	$152,656
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of September 30, 2017 (Successor) and December 31, 2016 (Successor), restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
As of September 30, 2017 (Successor) and December 31, 2016 (Successor), the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
New Accounting Pronouncements
In September 2015, the FASB issued Accounting Standards Update ("ASU") 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments,” which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The guidance is effective for public business entities for fiscal years beginning after December 15, 2015, and interim periods within those fiscal

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

years. We adopted the amendments of ASU 2015-16, effective January 1, 2017. We recognized a $3.5 million measurement-period adjustment during the three months ended March 31, 2017 (Successor), which we reflected prospectively (see Note 3).
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The new standard requires an entity to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and permits early adoption on a limited basis. The Company plans to adopt ASU 2014-09 as of January 1, 2018, using the modified retrospective approach. Based on the current status of the Company’s assessment of the new standard, the Company does not anticipate any significant changes to the current timing or method for recognizing revenue. Additionally, the Company does not anticipate the new standard to have a material impact on our financial statements outside of the expanded disclosure requirements.
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
The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Asset Acquisition. During the first quarter of 2017, the Company completed the valuation of the assets and liabilities with the assistance of an independent third party and recorded a measurement-period adjustment to the preliminary purchase price allocation. The measurement-period adjustment was due to updated estimates for the acquired mineral interests including estimates for future royalty income, production volumes and timing which resulted in a $3.5 million decrease in fair value allocated to mineral interests as compared to the December 31, 2016 preliminary fair value. This also resulted in a decrease to additional paid in capital. The measurement-period adjustment was recorded during the first quarter of 2017 and had no impact on reported earnings for the three and nine months ended September 30, 2017 (Successor).
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

	Predecessor
	For the three months ended March 31, 2016
(in thousands)	As reported	Pro forma
Revenue	$71,383	$71,383
Net loss	$(61,816)	$(31,759)
Note 4—Inventories, net
Inventories, net are summarized as follows (in thousands):

	Successor
	September 30, 2017	December 31, 2016
Coal	$12,691	$18,788
Raw materials, parts, supplies and other, net	21,211	20,632
Total inventories, net	$33,902	$39,420
Note 5—Income Taxes
For the three and nine months ended September 30, 2017 (Successor), the Company estimated its annual effective tax rate based on projected financial income for the full year at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.
The Company recognized an income tax benefit of $37.6 million and $2.9 million for the three and nine months ended September 30, 2017 (Successor), respectively. The Company recognized no income tax expense for the three and six months ended September 30, 2016 (Successor) and recognized income tax expense of $18.0 thousand for the three months ended March 31, 2016 (Predecessor).

On March 31, 2016, the Company experienced an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result of such ownership change, absent an applicable exception to such rules, an annual limitation, under Code Section 382 would apply, for federal and certain state income tax purposes, on the utilization of net operating loss carryforwards ("NOLs"). The Company had requested a private letter ruling ("PLR") from the Internal Revenue Service ("IRS") to clarify certain questions, that if the IRS ruled favorably on, would allow the Company to qualify for an exception to the aforementioned rules limiting its utilization of its NOLs. On September 18, 2017, the IRS issued such favorable PLR and, as such, the Company now believes it qualifies for an exception to such limitation rules. Prior to the issuance of the PLR, the Company operated and prepared its financial statements based on an assumption that the annual limitation on the utilization of the NOLs existed. Based on the receipt of the favorable PLR, the Company now believes that it qualifies for an exception to such NOL limitation rules and as such, no annual Code Section 382 limitation to the utilization of its federal NOLs applies. As a result of qualifying for such exception, the Company's federal and state NOLs were revised downward to approximately $1.8 to $2.0 billion as of September 30, 2017. Under the aforementioned exception to the Code Section 382 limitation, if the Company were to undergo a subsequent ownership change within two years of the Asset Acquisition, prior to April 1, 2018, its NOLs would effectively be reduced to zero. A subsequent ownership change could severely limit or eliminate the Company's ability to utilize its NOLs and other tax attributes. See "Part II, Item 1A. Risk Factors - We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets" for additional discussion of this risk.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

In connection with the PLR, the Company made a year-to-date adjustment of $37.6 million, or $0.71 per share, in the third quarter of 2017 to reflect the change in application of Section 382 in computing income tax expense. The Company also recognized an income tax receivable of approximately $17.0 million, which represents the overpayment of estimated quarterly tax payments as a result of the change in estimated tax expense and refundable alternative minimum tax credits of approximately $9.7 million associated with capital expenditures.
The Company records deferred tax assets to the extent these assets will more likely than not be realized. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance in evaluating the realizability of its deferred tax assets. Many factors are considered which impact the Company's projections of future sustained profitability including risk associated with being a newly formed Company with a limited performance record and operating history on a standalone basis, our ability to successfully implement our business strategies and maximize profitable production and other conditions which are beyond the Company's control, such as the health of the global economy and the global steelmaking industry, the level and volatility of met coal prices and the hazards and operating risks involved with mining. The Company has concluded as of September 30, 2017 (Successor), that the valuation allowance was still needed on its deferred tax assets based on the weight of the factors describe above. If it is later determined that the Company will more likely than not realize all, or a portion, of the deferred tax assets, the Company will adjust the valuation allowance in a future period. If for the remainder of 2017, the Company is able to successfully implement its business strategy, maximize profitable production, continue to have positive operating results and projections for met coal pricing stabilize and remain strong, the Company may release all or a portion of its valuation allowance as early as the end of 2017, which could materially and favorably affect net income and stockholders' equity.
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
Note 6—Debt
On April 1, 2016, the Company entered into an Asset-Based Revolving Credit Agreement (the “ABL Facility”) with certain lenders and Citibank, N.A. (together with its affiliates, “Citibank”), as administrative agent and collateral agent, with an aggregate lender commitment to make a revolving loan of up to $50.0 million, subject to borrowing base availability. On January 23, 2017, the Company entered into Amendment No. 1 to the ABL Facility to, among other things, (i) increase the aggregate lender commitment to $100.0 million, (ii) reduce the applicable interest rate margins by 100 basis points ("bps"), (iii) permit the corporate conversion and (iv) allow the IPO to be consummated without triggering a change of control. On March 24, 2017, the Company entered into Amendment No. 2 to the ABL Facility to modify certain terms relating to the restricted payment covenant, which provides the Company with improved flexibility to pay dividends, including the Special Distribution. On May 15, 2017, the Company entered into Amendment No. 3 to the ABL Facility to, among other things, (i) allow for the posting of cash collateral to secure certain swap and hedging arrangements permitted under the ABL Facility and (ii) allow for the payment of dividends permitted under the ABL Facility within 60 days of declaration thereof. At September 30, 2017 (Successor), the Company had $100.0 million of availability under the ABL Facility.
In connection with the Asset Acquisition, the Company assumed a security agreement and promissory note, which had an outstanding balance of $4.4 million as of September 30, 2017 (Successor), of which $2.9 million was classified as a current obligation. The amount owed in respect of the promissory note was originally used for the purchase of underground mining equipment and such note is secured by the same mining equipment. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. The Company is required to make monthly payments of principal and interest during the term of the promissory note.
See Note 16 for discussion of Amendment No. 4 to the ABL Facility entered into and the consummation of a private offering of $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2024 subsequent to September 30, 2017.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

Note 7—Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Successor (Unaudited)
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,
	2017	2016	2017	2016
Numerator:
Net income (loss)	$119,717	$(33,642)	$357,890	$(83,705)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic and diluted	52,777	52,640	52,727	52,640
Net income (loss) per share—basic and diluted	$2.27	$(0.64)	$6.79	$(1.59)
As of September 30, 2017 (Successor), there were 798,124 shares of common stock issued under our 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which neither the performance nor market based vesting conditions were met as of the measurement date. As such, these common shares have been excluded from basic and diluted earnings per share. As of September 30, 2017 (Successor), there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award under our 2016 Equity Plan and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Incentive Plan (the "2017 Equity Plan"). The settlement date is the earlier of a change in control as described in our 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. As of September 30, 2017 (Successor), there were 17,582 shares of common stock issued under our 2017 Equity Plan to certain directors and employees.
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
On July 31, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on August 23, 2017, to stockholders of record as of the close of business on August 14, 2017.
Note 8—Related Party Transactions
In connection with the Asset Acquisition, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $1.3 million and $0.5 million for the three and nine months ended September 30, 2017 (Successor), respectively, $1.3 million and $0.9 million for the three and six months ended September 30, 2016 (Successor), respectively, and $0.3 million for the three months ended March 31, 2016 (Predecessor).
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
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2017 (Successor) and December 31, 2016 (Successor), there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2017 (Successor) and December 31, 2016 (Successor), there were no items accrued for miscellaneous litigation.
Indemnifications
In the ordinary course of business, the Company entered into a contractual arrangement under which the Company has agreed to indemnify a third party to such arrangement from any losses arising from certain events as specified in the particular contracts, which may include, for example, litigation or claims relating to past performance. The Company had accrued $0.3 million as of September 30, 2017 (Successor) and December 31, 2016 (Successor), which is included in other long-term liabilities. The remaining maximum exposure under this arrangement is $0.2 million.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2017 (Successor), the Company had no liability recorded for minimum throughput requirements. At December 31, 2016 (Successor), the Company had accrued a liability of $2.1 million as a result of not meeting the required minimums, which is included in accrued expenses on the Condensed Balance Sheet.
Royalty and Lease Obligations
The Company’s leases are primarily for mining equipment and automobiles. At September 30, 2017 (Successor) and December 31, 2016 (Successor), the Company had no future minimum payments due under non-cancellable operating leases.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $22.3 million and $74.5 million, for the three and nine months ended September 30, 2017 (Successor), respectively, $2.7 million and $6.7 million for the three and six months ended September 30, 2016 (Successor), respectively, and $3.6 million for the three months ended March 31, 2016 (Predecessor).
Note 10—Stockholders' Equity

Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share. As of September 30, 2017, there were 53,446,284 shares of common stock issued and outstanding.

On March 31, 2017, the board of managers declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). In connection with the conversion of Warrior Met Coal, LLC into Warrior Met Coal, Inc., the Class C Units, which were issued pursuant to the 2016 Equity Plan, were converted into restricted shares (the "Restricted Shares") of common stock of the Company, par value $0.01 per share, and the Special Distribution with respect to such Restricted Shares was not paid but held in trust pending their vesting. As of September 30, 2017 (Successor), approximately $3.1 million is held in the trust and is included within other long term assets in the accompanying Condensed Balance Sheets.

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

In connection with the Modification, for the nine months ended September 30, 2017(Successor), the Company recognized a reduction to dividends payable of $0.2 million associated with the holders that elected to receive cash and $1.3 million was treated as an adjustment to equity for those that elected RSUs. Also, due to the Company's IPO, the Company recognized approximately $0.6 million of stock compensation expense for awards granted under the 2016 Equity Plan for the nine months ended September 30, 2017.

For the nine months ended September 30, 2017 (Successor), the Company also recognized approximately $0.5 million of compensation expense for awards granted under the 2017 Equity Plan.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

Note 11—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2017 (Successor), the Company had natural gas swap contracts outstanding with notional amounts totaling 1,980 million British thermal units maturing in the fourth quarter of 2017 and 2,400 million maturing in the fourth quarter of 2018. As of December 31, 2016 (Successor), the Company had natural gas swap contracts outstanding with notional amounts totaling 7,920 million British thermal units maturing in the fourth quarter of 2017.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had an asset of $0.3 million related to natural gas swap contracts outstanding as of September 30, 2017 (Successor), of which $0.25 million was included in prepaid expenses and $0.05 million was included in other long-term assets, and $3.8 million as of December 31, 2016 (Successor) included in other current liabilities in the accompanying Condensed Balance Sheets.
Note 12—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Successor
	Fair Value Measurements as of September 30, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$288	$—	$288

	Successor
	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$3,784	$—	$3,784
 The Company has no assets or any other liabilities measured at fair value on a recurring basis as of September 30, 2017 (Successor) or December 31, 2016 (Successor). During the three and nine months ended September 30, 2017 (Successor), there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three and nine months ended September 30, 2017 (Successor).
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
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

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
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, other post-retirement benefits, transactions costs, restructuring costs, interest expense, reorganization items, net and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	Successor				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016
Revenues
Mining	$302,958	$44,395	$895,802	$129,810	$65,154
All other	8,997	8,496	33,487	14,555	6,229
Total revenues	$311,955	$52,891	$929,289	$144,365	$71,383

	Successor				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016
Capital Expenditures
Mining	34,125	$2,081	$60,647	$7,424	$4,588
All other	283	354	2,024	1,025	834
Total capital expenditures	34,408	$2,435	$62,671	$8,449	$5,422
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

	Successor				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016
Segment Adjusted EBITDA	$113,394	$(7,392)	$439,942	$(25,843)	$(7,143)
Other revenues	8,997	8,496	33,487	14,555	6,229
Cost of other revenues	(6,985)	(6,998)	(22,959)	(12,124)	(4,698)
Depreciation and depletion	(23,393)	(22,538)	(57,625)	(38,359)	(28,958)
Selling, general and administrative	(9,243)	(4,516)	(23,073)	(10,331)	(9,008)
Other postretirement benefits	—	—	—	—	(6,160)
Restructuring charges	—	—	—	—	(3,418)
Transaction and other costs	—	—	(12,873)	(10,475)	—
Interest expense, net	(640)	(694)	(1,890)	(1,128)	(16,562)
Reorganization items, net	—	—	—	—	7,920
Income tax benefit (expense)	37,587	—	2,881	—	(18)
Net income (loss)	$119,717	$(33,642)	$357,890	$(83,705)	$(61,816)
Note 16—Subsequent Events

Amendment to ABL Facility

On October 3, 2017, the Company entered into Amendment No. 4 to the ABL Facility and Amendment No. 2 to the Pledge and Security Agreement dated as of April 1, 2016 (the “Security Agreement”) (the "Fourth Amendment") to, among other things, (i) provide an exception to the indebtedness and lien negative covenants in the ABL Facility to permit the Company to incur indebtedness in an aggregate principal amount not to exceed $500.0 million at any time outstanding, which indebtedness may be unsecured or secured and (ii) to amend certain provisions in the Security Agreement to reflect additional lien and indebtedness capacity granted under the ABL Facility as amended by the Fourth Amendment.

Regular Quarterly Dividend
On October 25, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which will be paid on November 10, 2017, to stockholders of record as of the close of business on November 3, 2017.

Senior Secured Notes Offering and November Special Dividend

On November 2, 2017, the Company consummated a private offering (the “Offering”) of $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2024 (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company will use the net proceeds of approximately $340.0 million from the Offering, together with cash on hand of approximately $260.0 million, to pay a special cash dividend of approximately $600.0 million, or $11.21 per share, to all of its stockholders on a pro rata basis (the "November Special Dividend"). On November 2, 2017, the Board declared the November Special Dividend to be paid on November 22, 2017 to stockholders of record as of the close of business on November 13, 2017.

The Notes will mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year, commencing May 1, 2018. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's direct and indirect wholly-owned domestic restricted subsidiaries that are guarantors under the ABL Facility (subject to customary release provisions).

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

At any time prior to November 1, 2020, the Company may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture governing the Notes) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at the Company's option, in whole or in part, from time to time, on or after November 1, 2020, at redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to November 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 108.00% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. The Company is also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event it experiences specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount there of in the event it makes certain asset sales or dispositions and does not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2017 (Successor), the three and six months ended September 30, 2016 (Successor) and the three months ended March 31, 2016 (Predecessor). You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Quarterly Report on Form 10-Q and the audited financial statements for the year ended December 31, 2016 included in the final prospectus for the Company's initial public offering (“IPO”) dated April 12, 2017 and filed pursuant to Rule 424(b)(4) with the Securities and Exchange Commission (the “SEC”) on April 14, 2017 (the “IPO Prospectus”), which is part of our registration statement on Form S-1 (File No. 333-216499). Some of the information contained in this discussion and analysis or set forth elsewhere in this Quarterly Report, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Quarterly Report on Form 10-Q, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
Industry Overview
The industry benchmark price was replaced in the second quarter by a new average index pricing methodology, which varies by supplier, but was based on the average of the Platts premium low-volatile ("low-vol") index. The Steel Index ("TSI") premium coking coal index and, in some instances, the Argus Index for the months of June, July and August. For our traditional benchmark customers, we used an average of the Platts premium low-vol and the TSI premium coking coal index which resulted in a third quarter benchmark index price of approximately $170.34 per metric ton. This is a decrease of approximately $24.66 or 13% from the second quarter of 2017 price of $194.00 and a decrease of approximately $155.66 or 41% from the first quarter of 2017 price of $285.00 per metric ton. We expect that our new index pricing formula for each quarter will be the average prices of the Platts premium low-vol and TSI premium coking coal index on a one month lag basis. It is likely that this method will be adjusted in the future.
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

	Successor (Unaudited)				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016
(in thousands)
Segment Adjusted EBITDA	$113,394	$(7,392)	$439,942	$(25,843)	$(7,143)
Metric tons sold	1,908	503	4,692	1,526	777
Metric tons produced	1,470	525	4,665	1,353	801
Average selling price per metric ton	$158.78	$88.26	$190.92	$85.07	$83.85
Cash cost of sales per metric ton	$99.10	$95.45	$96.85	$77.10	$69.74
Adjusted EBITDA	$107,336	$(5,843)	$431,391	$2,026	$(9,048)
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

	Successor (Unaudited)				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016
(in thousands)
Cost of sales	$189,564	$51,787	$455,860	$155,653	$72,297
Asset retirement obligation accretion	(441)	(714)	(1,324)	(981)	(93)
Stock compensation expense	(39)	—	(114)	—	—
Mine No. 4 idle costs (1)	—	(3,340)	—	(8,682)	(10,173)
VEBA contribution (2)	—	—	—	(25,000)	—
Other (operating overhead, etc.)	—	278	—	(3,336)	(7,843)
Cash cost of sales	$189,084	$48,011	$454,422	$117,654	$54,188

(1)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

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

	Successor (Unaudited)				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016

Net income (loss)	$119,717	$(33,642)	$357,890	$(83,705)	$(61,816)
Interest expense, net	640	694	1,890	1,128	16,562
Income tax (benefit) expense	(37,587)	—	(2,881)	—	18
Depreciation and depletion	23,393	22,538	57,625	38,359	28,958
Asset retirement obligation accretion (1)	940	1,227	2,839	1,962	1,169
Stock compensation expense (2)	233	—	1,155	125	390
Transaction and other costs (3)	—	—	12,873	10,475	—
Reorganization items, net (4)	—	—	—	—	(7,920)
Restructuring costs (5)	—	—	—	—	3,418
Mine No. 4 idle costs (6)	—	3,340	—	8,682	10,173
VEBA contribution (7)	—	—	—	25,000	—
Adjusted EBITDA	$107,336	$(5,843)	$431,391	$2,026	$(9,048)

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by the Company in connection with our IPO and the Asset Acquisition (See Notes 1 and 3 to the condensed financial statements).

(4)	Represents expenses and income directly associated with the Predecessor’s Chapter 11 Cases (as defined in Note 1 and Note 13 to the condensed financial statements).

(5)	Represents cost and expenses in connection with workforce reductions at Mine No. 4 and Mine No. 7 and corporate headquarters. (See Note 14 to the condensed financial statements)

(6)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

(7)	We entered into a new initial collective bargaining agreement with the UMWA pursuant to which we agreed to contribute $25.0 million to a VEBA trust formed and administered by the UMWA.
Results of Operations
The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact of the Asset Acquisition on the financial statements. To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion of our historical results for the three months ended September 30, 2017 and 2016 (Successor), the nine months ended September 30, 2017 (Successor), the six months ended September 30, 2016 (Successor), and the three months ended March 31, 2016 (Predecessor).
Three Months Ended September 30, 2017 and 2016 (Successor)
The following table summarizes certain unaudited financial information for the periods ended September 30, 2017 and 2016 (Successor).

	Successor
	For the three months ended September 30,
(in thousands)	2017	2016
Revenues:
Sales	$302,958	44,395
Other revenues	8,997	8,496
Total revenues	311,955	52,891
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	189,564	51,787
Cost of other revenues (exclusive of items shown separately below)	6,985	6,998
Depreciation and depletion	23,393	22,538
Selling, general and administrative	9,243	4,516
Transaction and other costs	—	—
Total costs and expenses	229,185	85,839
Operating income (loss)	82,770	(32,948)
Interest expense, net	(640)	(694)
Income before income taxes	82,130	(33,642)
Income tax benefit	(37,587)	—
Net income (loss)	$119,717	(33,642)
Sales and cost of sales components on a per unit basis for the three months ended September 30, 2017 and 2016 (Successor) were as follows:

	Successor
	For the three months ended September 30,
	2017	2016
Met Coal (metric tons in thousands)
Metric tons sold	1,908	503
Metric tons produced	1,470	525
Average selling price per metric ton	$158.78	$88.26
Cash cost of sales per metric ton	$99.10	$95.45
Sales for the three months ended September 30, 2017 (Successor) were $303.0 million compared to $44.4 million for the three months ended September 30, 2016 (Successor). The $258.6 million increase in revenues was primarily driven by a $134.6 million increase related to a $70.52 increase in the average selling price per metric ton of met coal and a $124.0 million increase in revenue due to a 1,405 thousand metric ton increase in met coal sales volume. The increase in sales volume is partially attributable to the fact that Mine No. 4 and Mine No. 7 were both operational during the three months ended September 30, 2017 (Successor) as compared to only Mine No. 7 being in operation during the three months ended September 30, 2016 (Successor).
Other revenues for the three months ended September 30, 2017 (Successor) were $9.0 million compared to $8.5 million for the three months ended September 30, 2016 (Successor). Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $0.5 million increase in other revenues is primarily due to an increase in the average selling price of natural gas prices. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) for the three months ended September 30, 2017 (Successor) was $189.6 million compared to $51.8 million for the three months ended September 30, 2016 (Successor). The $137.8 million increase is driven by a $134.1 million increase related to an increase in met coal sales, offset by a decrease in the average cash cost of sales per metric ton. Costs of sales for the three months ended September 30, 2016 (Successor) also includes $3.3 million of carrying costs for the idled Mine No. 4.
Depreciation and depletion for the three months ended September 30, 2017 (Successor) were $23.4 million compared to $22.5 million for the three months ended September 30, 2016 (Successor), driven primarily by an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses for the three months ended September 30, 2017 (Successor) were $9.2 million compared to $4.5 million for the three months ended September 30, 2016 (Successor), driven primarily by an increase in costs associated with being a publicly traded company, an increase in salaried employees as we continue to maximize production and an increase in stock compensation to our employees.
Interest expense for the three months ended September 30, 2017 (Successor) was $0.6 million compared to $0.7 million for the three months ended September 30, 2016 (Successor) and is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility debt issuance costs.
Income tax benefit for the three months ended September 30, 2017 (Successor) was $37.6 million compared to $0 million for the three months ended September 30, 2016 (Successor). During the third quarter, we utilized the annual effective tax rate method to calculate taxes for the three and nine months ended September 30, 2017 (Successor). Our effective tax rate for the three months ended September 30, 2017 (Successor) includes a year-to-date adjustment of $37.6 million, or $0.71 per share, to reflect the change in application of Section 382 in computing tax expense. The Company also recognized an income tax receivable of approximately $17.0 million, which represents the overpayment of estimated quarterly tax payments as a result of the change in estimated tax expense and refundable alternative minimum tax credits of approximately $9.7 million associated with capital expenditures. The Company expects that its effective income tax rate will be approximately 2% for the full year, before refundable alternative minimum tax credits and excluding the effect of any changes in the valuation allowance for deferred tax assets.

On March 31, 2016, the Company experienced an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result of such ownership change, absent an applicable exception to such rules, an annual limitation, under Code Section 382 would apply, for federal and certain state income tax purposes, on the utilization of net operating loss carryforwards ("NOLs"). The Company had requested a private letter ruling ("PLR") from the Internal Revenue Service ("IRS") to clarify certain questions, that if the IRS ruled favorably on, would allow the Company to qualify for an exception to the aforementioned rules limiting its utilization of its NOLs. On September 18, 2017, the IRS issued such favorable PLR and, as such, the Company now believes it qualifies for an exception to such limitation rules. Prior to the issuance of the PLR, the Company operated and prepared its financial statements based on an assumption that the annual limitation on the utilization of the NOLs existed. Based on the receipt of the favorable PLR, the Company now believes that it qualifies for an exception to such NOL limitation rules and as such, no annual Code Section 382 limitation to the utilization of its federal NOLs applies. As a result of qualifying for such exception, the Company's federal and state NOLs were revised downward to approximately $1.8 to $2.0 billion as of September 30, 2017. Under the aforementioned exception to the Code Section 382 limitation, if we were to undergo a subsequent ownership change within two years of the Asset Acquisition, prior to April 1, 2018, our NOLs would effectively be reduced to zero. A subsequent ownership change could severely limit or eliminate our ability to utilize our NOLs and other tax attributes. See "Part II, Item 1A. Risk Factors - We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets" for additional discussion of this risk.
The Company records deferred tax assets to the extent these assets will more likely than not be realized. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance in evaluating the realizability of its deferred tax assets. Many factors are considered which impact the Company's projections of future sustained profitability including risk associated with being a newly formed Company with a limited performance record and operating history on a standalone basis, our ability to successfully implement our business strategies and maximize profitable production and other conditions which are beyond the Company's control, such as the health of the global economy and the global steelmaking industry, the level and volatility of met coal prices and the hazards and operating risks involved with mining. The Company has concluded as of September 30, 2017 (Successor), that the valuation allowance was still needed on its deferred tax assets based on the weight of the factors describe above. If it is later determined that the Company will more likely than not realize all, or a portion, of the deferred tax assets, the Company will adjust the valuation allowance in a future period. If for the remainder of 2017, the Company is able to successfully implement its business strategy, maximize profitable production, continue to have positive operating results and projections for met coal pricing stabilize and remain strong, the Company may release all or a portion of its valuation allowance as early as the end of 2017, which could materially and favorably affect net income and stockholders' equity.
Nine Months Ended September 30, 2017 (Successor)
The following table summarizes certain unaudited financial information for the nine months ended September 30, 2017 (Successor).

	Successor
(in thousands)	For the nine months ended September 30, 2017 (Unaudited)	% of Total Revenues
Revenues:
Sales	$895,802	96.4%
Other revenues	33,487	3.6%
Total revenues	929,289	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	455,860	49.1%
Cost of other revenues (exclusive of items shown separately below)	22,959	2.5%
Depreciation and depletion	57,625	6.2%
Selling, general and administrative	23,073	2.5%
Transaction and other costs	12,873	1.4%
Total costs and expenses	572,390	61.6%
Operating income	356,899	38.4%
Interest expense, net	(1,890)	(0.2)%
Income before income taxes	355,009	38.2%
Income tax expense	(2,881)	(0.3)%
Net income	$357,890	38.5%
Sales and cost of sales components on a per unit basis for the nine months ended September 30, 2017 (Successor) were as follows:

Successor
For the nine months ended September 30, 2017 (Unaudited)
Met Coal (metric tons in thousands)
Metric tons sold	4,692
Metric tons produced	4,665
Average selling price per metric ton	$190.92
Cash cost of sales per metric ton	$96.85
Sales were $895.8 million for the nine months ended September 30, 2017 (Successor), and were comprised of met coal sales of 4.7 million metric tons at an average selling price of $190.92 per metric ton. Mine No. 4 and Mine No. 7 were both operational during the nine months ended September 30, 2017 (Successor), with one longwall at Mine No. 4 and two longwalls at Mine No. 7.

Other revenues were $33.5 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Other revenues includes a gain of $0.5 million recognized on the fair value adjustment related to our natural gas swap contracts. Cost of other revenues was $23.0 million, representing 2.5% of total revenues and 68.6% of other revenues.
Cost of sales (exclusive of items shown separately below) was $455.9 million, or 49.1% of total revenues, and was primarily comprised of met coal sales of 4.7 million metric tons at an average cash cost of sales of $96.85 per metric ton. Our cash cost of sales reflects our new collective bargaining agreement wages and benefits and renegotiated transportation and royalty contracts, which allows for our cash cost of sales to move with changes in the price that we realize for our coal.
Depreciation and depletion was $57.6 million, or 6.2% of total revenues, and was primarily related to depreciation of machinery and equipment and depletion of mineral interests.
Selling, general and administrative expenses were $23.1 million, or 2.5% of total revenues, reflecting the benefits of a restructured business without the legacy costs and liabilities which were not assumed in the Asset Acquisition. Our selling, general and administrative expenses also include costs associated with being a publicly traded entity.
Transaction and other costs associated with our initial public offering were $12.9 million, or 1.4% of total revenues, which was comprised primarily of professional fees incurred in connection with the IPO.
Interest expense of $1.9 million, or 0.2% of total revenues, is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility debt issuance costs.
Income tax benefit for the nine months ended September 30, 2017(Successor) was $2.9 million. We utilized the annual effective tax rate method to calculate taxes for the nine months ended September 30, 2017 (Successor). Our effective tax rate for the nine months ended September 30, 2017 (Successor) includes a year-to-date adjustment of $37.6 million, or $0.71 per share, to reflect the change in application of Section 382 in computing tax expense. The Company also recognized an income tax receivable of approximately $17.0 million, which represents the overpayment of estimated quarterly tax payments as a result of the change in estimated tax expense and refundable alternative minimum tax credits of approximately $9.7 million associated with capital expenditures.  The Company expects that its effective income tax rate will be approximately 2% for the full year, before refundable alternative minimum tax credits and excluding the effect of any changes in the valuation allowance for deferred tax assets.

On March 31, 2016, the Company experienced an ownership change for purposes of Section 382 of the Code. As a result of such ownership change, absent an applicable exception to such rules, an annual limitation, under Code Section 382 would apply, for federal and certain state income tax purposes, on the utilization of NOLs. The Company had requested a PLR from the IRS to clarify certain questions, that if the IRS ruled favorably on, would allow the Company to qualify for an exception to the aforementioned rules limiting its utilization of its NOLs. On September 18, 2017, the IRS issued such favorable PLR and, as such, the Company now believes it qualifies for an exception to such limitation rules. Prior to the issuance of the PLR, the Company operated and prepared its financial statements based on an assumption that the annual limitation on the utilization of the NOLs existed. Based on the receipt of the favorable PLR, the Company now believes that it qualifies for an exception to such NOL limitation rules and as such, no annual Code Section 382 limitation to the utilization of its federal NOLs applies. As a result of qualifying for such exception, the Company's federal and state NOLs were revised downward to approximately $1.8 to $2.0 billion as of September 30, 2017. Under the aforementioned exception to the Code Section 382 limitation, if we were to undergo a subsequent ownership change within two years of the Asset Acquisition, prior to April 1, 2018, our NOLs would effectively be reduced to zero. A subsequent ownership change could severely limit or eliminate our ability to utilize our NOLs and other tax attributes. See "Part II, Item 1A. Risk Factors - We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets" for additional discussion of this risk.
The Company records deferred tax assets to the extent these assets will more likely than not be realized. The Company provides a valuation allowance for deferred tax assets when it is more likely than not that some portion or all of its deferred tax assets, will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income. The Company considers all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial performance in evaluating the realizability of its deferred tax assets. Many factors are considered which impact the Company's projections of future sustained profitability including risk associated with being a newly formed Company with a limited performance record and operating history on a standalone basis, our ability to successfully implement our business strategies and maximize profitable production and other conditions which are beyond the Company's control, such as the health of the global economy and the global steelmaking industry, the level and volatility of met coal prices and the hazards and operating risks involved with mining. The Company has concluded as of September 30, 2017 (Successor), that the valuation allowance was still needed on its deferred tax assets based on the weight of the factors describe above. If it is later determined that the Company will more likely than not realize all, or a portion, of the deferred tax assets, the Company will adjust the valuation allowance in a future period. If for the remainder of 2017, the Company is able to successfully implement its business strategy, maximize profitable production, continue to have positive operating results and projections for met coal pricing stabilize and remain strong, the Company may release all or a portion of its valuation allowance as early as the end of 2017, which could materially and favorably affect net income and stockholders' equity.
Six Months Ended September 30, 2016 (Successor)
The following table summarizes certain unaudited financial information for the six months ended September 30, 2016 (Successor).

	Successor
(in thousands)	For the six months ended September 30, 2016 (Unaudited)	% of Total Revenues
Revenues:
Sales	$129,810	89.9%
Other revenues	14,555	10.1%
Total revenues	144,365	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	155,653	107.8%
Cost of other revenues (exclusive of items shown separately below)	12,124	8.4%
Depreciation and depletion	38,359	26.6%
Selling, general and administrative	10,331	7.2%
Transaction and other costs	10,475	7.3%
Total costs and expenses	226,942	157.2%
Operating loss	(82,577)	(57.2)%
Interest expense, net	(1,128)	(0.8)%
Loss before income taxes	(83,705)	(58.0)%
Income tax expense	—	—
Net loss	$(83,705)	(58.0)%
Sales and cost of sales components on a per unit basis for the six months ended September 30, 2016 (Successor) were as follows:

Successor
For the six months ended September 30, 2016 (Unaudited)
Met Coal (metric tons in thousands)
Metric tons sold	1,526
Metric tons produced	1,353
Average selling price per metric ton	$85.07
Cash cost of sales per metric ton	$77.10
Sales were $129.8 million for the six months ended September 30, 2016, and were comprised of met coal sales of 1.5 million metric tons at an average selling price of $85.07 per metric ton.

Other revenues were $14.6 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Cost of other revenues was $12.1 million, representing 8.4% of total revenues and 83.3% of other revenues.
Cost of sales (exclusive of items shown separately below), was $155.7 million, or 107.8% of total revenues, and was primarily comprised of met coal sales of 1.5 million metric tons at an average cash cost of sales of $77.10 per metric ton. Our cost of sales were negatively impacted by carrying costs of $8.7 million for the idled Mine No. 4. During the six months ended September 30, 2016, only one longwall within Mine No. 7 was in operation.
Depreciation and depletion expense was $38.4 million, or 26.6% of total revenues, and was primarily related to depreciation of machinery and equipment and mine development costs.
Selling, general and administrative expenses were $10.3 million, or 7.2% of total revenues, and were primarily comprised of employee salaries and benefits.
Transaction and other costs associated with the Asset Acquisition were $10.5 million, or 7.3% of total revenues, which was comprised primarily of professional fees incurred in connection with the Asset Acquisition.
Interest expense of $1.1 million, or 0.8% of total revenues, represents is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility debt issuance costs.
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
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Rights Offering and access to our ABL Facility and the Offering. Our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition and our IPO. In addition, we use available cash on hand to pay our quarterly dividend, used cash on hand to pay the Special Distribution, and will use cash on hand to pay the November Special Dividend, each of which reduces cash and cash equivalents.

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
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us. See “Part II, Item 1A. Risk Factors.”
Our available liquidity as of September 30, 2017 (Successor) was $334.1 million, consisting of cash and cash equivalents of $234.1 million and $100.0 million available under our ABL Facility. We currently do not have any outstanding borrowings under the ABL Facility. For the nine months ended September 30, 2017 (Successor), cash flows provided by operating activities were $343.1 million, cash flows used in investing activities were $62.7 million and cash flows used in financing activities were $197.6 million.
Statements of Cash Flows
Cash balances were $234.1 million and $150.0 million at September 30, 2017 (Successor) and December 31, 2016 (Successor), respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	Successor (Unaudited)				Predecessor
	For the three months ended September 30,		For the nine months ended September 30,	For the six months ended September 30,	For the three months ended March 31,
	2017	2016	2017	2016	2016

Net cash provided by (used in) operating activities	$116,109	$7,521	$343,066	$(21,367)	$(40,698)
Net cash provided by (used in) investing activities	(34,408)	6,500	(62,671)	(27,730)	(5,422)
Net cash provided by (used in) financing activities	(3,440)	(1,228)	(197,644)	193,492	(6,240)
Net increase (decrease) in cash and cash equivalents and restricted cash	$78,261	$12,793	$82,751	$144,395	$(52,360)
Operating Activities
Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, non-cash reorganization items, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $343.1 million for the nine months ended September 30, 2017 (Successor), and was primarily attributed to net income of $357.9 million adjusted for depreciation and depletion expense of $57.6 million, stock based compensation expense of $1.2 million, amortization of debt issuance costs and debt discount of $1.3 million and accretion of asset retirement obligations of $2.8 million, offset by a net increase in our working capital of $68.0 million. The increase in our working capital was primarily driven by an increase in trade accounts receivables and other receivables, an increase in prepaid expenses and other current assets offset partially by an increase in accounts payable, accrued expenses, other current liabilities, and a decrease in inventories. The increase in our accounts receivable is primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold and the increase in accounts payable and accrued expenses and other current liabilities is primarily driven by an increase in expenditures.
Net cash provided by operating activities was $116.1 million for the three months ended September 30, 2017 (Successor), and was primarily attributed to net income of $119.7 million adjusted for depreciation and depletion expense of $23.4 million, stock based compensation expense of $0.2 million, amortization of debt issuance costs and debt discount of $0.4 million and accretion of asset retirement obligations of $0.9 million, offset by a net increase in our working capital of $22.7 million. The increase in our working capital was primarily driven by an increase in trade accounts receivables and other receivables, an increase in prepaid expenses and other current assets, a decrease in accrued expenses and other current liabilities offset partially by a decrease in inventories and an increase in accounts payable. The increase in our accounts receivable and the decrease in inventories is primarily driven by an increase in metric tons sold and the increase in other receivables is primarily due to the recognition of an income tax receivable of $17.0 million which represents the overpayment of estimated quarterly tax payments as a result of the change in the application of Section 382 in computing tax expense.
Net cash used in operating activities was $21.4 million for the six months ended September 30, 2016 (Successor), and was primarily attributed to a net loss of $83.7 million adjusted for depreciation and depletion expense of $38.4 million, stock based compensation expense of $0.1 million, amortization of debt issuance costs and debt discount of $0.8 million, accretion of asset retirement obligations of $2.0 million and a net decrease in our working capital of $14.3 million. The decrease in our working capital was primarily driven by a decrease in inventories and an increase in accounts payable offset partially by an increase in trade accounts receivables and other receivables, an increase in prepaid expenses and other current assets, a decrease in accrued expenses and other current liabilities. The net decrease in our working capital was primarily due to the effects of the Asset Acquisition, and the entering into the Collective Bargaining Agreement with the United Mine Workers Association ("UMWA") in which we agreed to contribute $25.0 million to a Voluntary Employees' Beneficiary Association ("VEBA") trust formed and administered by the UMWA.
Net cash provided by operating activities was $7.5 million for the three months ended September 30, 2016 (Successor), and was primarily attributed to a net loss of $33.6 million adjusted for depreciation and depletion expense of $22.5 million, amortization of debt issuance costs and debt discount of $0.5 million, accretion of asset retirement obligations of $1.2 million and a net decrease in our working capital of $16.0 million. The decrease in our working capital was primarily driven by a decrease in trade accounts receivables due to the timing of sales and collections.
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
Investing Activities
Net cash used in investing activities was $62.7 million, $34.4 million and $5.4 million for the nine months ended September 30, 2017 (Successor), the three months ended September 30, 2017 (Successor) and three months ended March 31, 2016 (Predecessor), respectively, primarily due to purchases of property, plant and equipment. Net cash used in investing activities was $27.7 million for the six months ended September 30, 2016 (Successor) primarily as a result of the cash used in connection with the Asset Acquisition and the purchase of U.S. Treasury bills posted as collateral for the self-insured black lung claims that were assumed in the Asset Acquisition of $17.5 million offset partially by proceeds received from the termination of a Walter Energy life insurance policy. Net cash provided by investing activities was $6.5 million for the three months ended September 30, 2016 (Successor) primarily as a result of proceeds received from the termination of a Walter Energy life insurance policy offset partially by the purchase of U.S. Treasury bills posted as collateral for the self-insured black lung claims that were assumed in the Asset Acquisition.
Financing Activities
Net cash used in financing activities was $197.6 million for the nine months ended September 30, 2017 (Successor), primarily due to the Special Distribution (as defined below) of $190.0 million which was paid on March 31, 2017 and our quarterly dividends of $2.7 million which were paid on June 13, 2017 and on August 23, 2017. Net cash used in financing activities was $3.4 million for the three months ended September 30, 2017 (Successor), primarily due to the quarterly cash dividend and retirements of debt. Net cash provided by financing activities was $193.5 million for the six months ended September 30, 2016 (Successor) primarily due to proceeds received from the Rights Offerings offset by payments of debt issuance costs incurred in connection with the ABL Facility. Net cash used in financing activities was $1.2 million for the three months ended September 30, 2016 (Successor) primarily due to retirements of debt and the payment of debt issuance costs. Net cash used in financing activities was $6.2 million for the three months ended March 31, 2016 (Predecessor) primarily due to net transfers to/from Walter Energy and net payments on debt.
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
On July 31, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on August 23, 2017, to stockholders of record as of the close of business on August 14, 2017.
On October 25, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, to be paid on November 10, 2017, to stockholders of record as of the close of business on November 3, 2017.
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
November Special Dividend

On November 2, 2017, the Company consummated a private offering (the “Offering”) of $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2024 (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company will use the net proceeds of the Offering, together with cash on hand of approximately $260.0 million, to pay a special cash dividend of approximately $600.0 million, or $11.21 per share, to all of its stockholders on a pro rata basis (the "November Special Dividend"). On November 2, 2017, the Board declared the November Special Dividend to be paid on November 22, 2017 to stockholders of record as of the close of business on November 13, 2017.
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

On October 3, 2017, the Company entered into Amendment No. 4 to the ABL Facility and Amendment No. 2 to the Security Agreement to, among other things, (i) provide an exception to the indebtedness and lien negative covenants in the ABL Facility to permit the Company to incur indebtedness in an aggregate principal amount not to exceed $500.0 million at any time outstanding, which indebtedness may be unsecured or secured and (ii) to amend certain provisions in the Security Agreement to reflect additional lien and indebtedness capacity granted under the ABL Facility as amended by the Amendment No. 4.

Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on April 1, 2019. As of September 30, 2017 (Successor), no amounts were outstanding under the ABL Facility and there were no outstanding letters of credit. At September 30, 2017 (Successor), we had $100.0 million of availability under the ABL Facility.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2017 (Successor), we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2017 (Successor).
Senior Secured Notes
On November 2, 2017, we consummated the Offering of $350.0 million aggregate principal amount of 8.00% senior secured notes due 2024. The Notes mature on November 1, 2024 and are fully and unconditionally guaranteed on a joint and several basis by each of our direct and indirect wholly-owned domestic restricted subsidiaries that are guarantors under the ABL Facility (subject to customary release provisions). The Notes are governed by an indenture dated as of November 2, 2017. The Notes accrue interest at 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year. We will use the net proceeds of approximately $340.0 million from the Offering, together with cash on hand of approximately $260.0 million, to pay the November Special Dividend.

The Notes will mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year, commencing May 1, 2018. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of our direct and indirect wholly-owned domestic restricted subsidiaries that are guarantors under the ABL Facility (subject to customary release provisions).

At any time prior to November 1, 2020, the Company may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at the Company’s option, in whole or in part, from time to time, on or after November 1, 2020, at redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to November 1, 2020, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 108.00% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. The Company is also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event it experiences specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount thereof in the event it makes certain asset sales or dispositions and does not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.

Promissory Note
As of September 30, 2017 (Successor), we had debt outstanding of $4.4 million, $2.9 million of which was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
Restricted Cash
As of September 30, 2017 (Successor), restricted cash included $1.4 million in other long-term assets in the Condensed Balance Sheet which represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
Our capital expenditures were $34.4 million and $62.7 million for the three and nine months ended September 30, 2017 (Successor), respectively, $2.4 million and $8.4 million for the three and six months ended September 30, 2016 (Successor), respectively, and $5.4 million for the three months ended March 31, 2016 (Predecessor). Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. We expect that the long lead times on purchasing new equipment or rebuilding key pieces of machinery and equipment will result in the majority of our capital expenditures to occur in the second half of 2017. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
We have a significant capital investment program underway in 2017 to upgrade all key production equipment to further improve efficiency and reliability. Our capital spending is expected to range from $97.0 to $110.0 million for the full year 2017 (consisting of sustaining capital expenditures of approximately $65.0 million, catch-up capital expenditures of approximately $27.0 million and discretionary capital expenditures of approximately $18.0 million), including discretionary spending that had been deferred in prior years due to the low met coal pricing environment. These amounts do not include any potential spending associated with our Blue Creek Energy Mine should we decide to develop it for production in the future.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2017 (Successor), we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $37.9 million, and $2.1 million, respectively, for miscellaneous purposes.

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
We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of September 30, 2017 (Successor), we had natural gas swap contracts outstanding with notional amounts totaling 1,980 million British thermal units maturing in the fourth quarter of 2017 and 2,400 million maturing in the fourth quarter of 2018. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2017 (Successor) and December 31, 2016 (Successor), we did not have any allowance for credit losses associated with our trade accounts receivables.
Interest Rate Risk
On April 1, 2016, we entered into the ABL Facility, as amended, that bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 200 bps to 250 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2017 (Successor), assuming we had $100.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.0 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2017. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.
Except as set forth below, there have been no material changes to the risk factors disclosed in “Risk Factors” in our IPO Prospectus and Part II, Item 1A. of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the risks discussed in “Management's Discussion and Analysis of Financial Condition and Results of Operations,” “Industry Overview,” and “Business” in our IPO Prospectus, which could materially affect our business, financial condition or future results. However, the risks described below, in our IPO Prospectus and in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets.

In connection with the Asset Acquisition consummated on March 31, 2016, we acquired deferred tax assets primarily associated with NOLs attributable to Walter Energy’s write-off of its investment in Walter Energy Canada Holdings, Inc. As a result of our history of losses and other factors, a valuation allowance has been recorded against our deferred tax assets, including our NOLs. A valuation allowance was established on our opening balance sheet at April 1, 2016 because it was more likely than not that a portion of the acquired deferred tax assets would not be realized in the future. Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority, and could necessitate a change in our valuation allowance or our liability for income taxes. In addition, we have a limited operating history as a new standalone company, have incurred additional operating losses since the Asset Acquisition and have recorded additional deferred tax assets and valuation allowances with respect thereto. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. At December 31, 2016, we recorded a valuation allowance of $767.3 million against all federal and state NOLs and gross deferred tax assets not expected to provide future tax benefits.

Under the Code, a company is generally allowed a deduction for NOLs against its federal taxable income. We had gross federal and state NOLs, in each case, of approximately $1.8 billion to $2.0 billion (after giving effect to the downward adjustment to our NOLs resulting from the favorable private letter ruling described below), which expire predominantly in 2034 through 2036 and 2029 through 2031, respectively, for income tax purposes. These NOLs and our other deferred tax assets collectively represent a deferred tax asset of approximately $949.7 million at December 31, 2016, before reduction for the valuation allowance described above. Our NOLs are subject to adjustment on audit by the IRS and state authorities. The IRS has not audited any of the tax returns for any of the years in which the losses giving rise to the NOLs were generated. Were the IRS to challenge the size or availability of our NOLs and prevail in such challenge, all or a portion of our NOLs, or our ability to utilize our NOLs to offset any future consolidated taxable income, may be impaired, which could have a significant negative impact on our financial condition, results of operations and cash flows.

A company’s ability to deduct its NOLs and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 or if similar provisions of state law apply. We experienced an ownership change in connection with the

Asset Acquisition and as such, the limitations under Section 382 would generally apply unless an exception to such rule applies. An exception to the limitation rules of Section 382 is applicable to certain companies under the jurisdiction of a bankruptcy court. Due to certain uncertainties as to whether such exception applies to us, we filed a request for a private letter ruling from the IRS on these points.

On September 18, 2017, the IRS issued to us a private letter ruling, which favorably resolved these uncertainties. Based on such private letter ruling, we believe that there is no limitation (other than with respect to the Alternative Minimum Tax) on the utilization of our NOLs to shield our income from federal taxation. The private letter ruling was issued based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings provided to the IRS by us. If any of these material facts, assumptions, representations, statements or undertakings are, or become, incorrect, inaccurate or incomplete, the private letter ruling may be invalidated and our ability to rely on the conclusions reached therein could be jeopardized.

While we do not believe an ownership change has occurred since April 1, 2016, because the rules under Section 382 are highly complex and actions of our stockholders which are beyond our control or knowledge could impact whether an ownership change has occurred, we cannot give you any assurance that another Section 382 ownership change will not occur in the future. As a result of our qualifying for the aforementioned exception, were we to undergo a subsequent ownership change prior to April 1, 2018, our NOLs would effectively be reduced to zero. An ownership change after such date would subject our utilization of the NOLs to annual limitations pursuant to Section 382.

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. We may engage in transactions or approve waivers of the 382 Transfer Restrictions that may cause an ownership shift. In doing so we expect to first perform the calculations necessary to confirm that our ability to use our NOLs and other federal income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, our board of directors may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions, if such transaction is determined not to be detrimental to the utilization of our NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our NOLs and other federal income tax attributes.

Changes in tax legislation, regulation and government policy, including as a result of U.S. presidential and congressional elections, may have a material adverse effect on our business in the future.

U.S. lawmakers are evaluating proposals for substantial changes to U.S. fiscal and tax policies, which could include comprehensive tax reform. A variety of tax reform proposals that would significantly impact U.S. taxation of corporations are under consideration, including reductions in the U.S. corporate tax rate, repeal of the corporate alternative minimum tax, introduction of a capital expense investment deduction, the limitation of the deduction for interest expense and changes to the international tax system. A reduction in the U.S. corporate tax rate may significantly decrease the value of our deferred tax assets which would result in a reduction of net income in the period in which the change is enacted. There can be no assurance that our effective tax rate, tax payments or deferred tax assets will not be adversely affected by enactment of any tax reform initiatives.

We have a substantial amount of indebtedness. Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments on the Notes.

As of September 30, 2017, on a pro forma basis, after giving effect to the Offering, we would have had approximately $344.4 million of outstanding indebtedness (consisting of $350.0 million of Notes, net of $10.0 million in debt issuance costs, and a $4.4 million promissory note), all of which are secured, and $100.0 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).

Our substantial indebtedness could have important consequences. For example, it could:

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•	require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes;

•	limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	limit our ability to raise additional capital for working capital, capital expenditures, operations, debt service requirements, strategic initiatives or other purposes;

•	limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;

•
prevent us from raising the funds necessary to repurchase all of the Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the indenture governing the Notes;

•
make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions could result in an event of default under the indenture governing the Notes and the agreements governing other indebtedness;

•	make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	make us more vulnerable to downturns in our business or the economy; or

•	expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the ABL Facility, are at variable rates of interest.

In addition, our ABL Facility and the indenture governing the Notes contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness, including the Notes, and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest on the Notes and to satisfy our other debt obligations will depend upon, among other things:

•
our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control; and

•	our future ability to borrow under the ABL Facility, the availability of which depends on, among other things, our complying with the covenants in the ABL Facility.

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the ABL Facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the Notes.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including the ABL Facility and the indenture governing the Notes, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, results of operations and financial condition and could negatively impact our ability to satisfy our obligations under the Notes.

If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the ABL Facility could terminate their commitments to loan money, our secured lenders (including the lenders under the ABL Facility and the holders of the Notes) could foreclose against the assets securing their loans and the Notes and we could be forced into bankruptcy or liquidation.

Despite our current indebtedness levels, we may still be able to incur substantially more debt, including secured indebtedness.

As of September 30, 2017, on a pro forma basis, after giving effect to the Offering, we would have had approximately $344.4 million of total debt outstanding (consisting of $350.0 million of Notes, net of $10.0 million in debt issuance costs, and a promissory note in the amount of $4.4 million). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. Although covenants under the indenture governing the Notes and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the indenture governing the Notes and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.

If we incur any additional indebtedness secured by liens that rank equally with those securing the Notes, including any additional notes or term loan facilities, the holders of that indebtedness will be entitled to share ratably with the holders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could intensify. Additionally, we may recapitalize, incur additional indebtedness and take a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due.

Our debt agreements contain restrictions that will limit our flexibility in operating our business.

The ABL Facility and the indenture governing the Notes contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things:

•	incur additional debt, guarantee indebtedness or issue certain preferred shares;

•	pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments;

•	prepay, redeem or repurchase subordinated debt;

•	make loans or certain investments;

•	sell certain assets;

•	grant or assume liens;

•	consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	enter into certain transactions with our affiliates;

•	alter the businesses we conduct;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends; and

•	designate our subsidiaries as unrestricted subsidiaries.

As a result of these covenants, we will be limited in the manner in which we conduct our business, and we may be unable to engage in favorable business activities or finance future operations or capital needs.

In addition, our ABL Facility requires us to maintain a minimum fixed charge coverage ratio at any time when the average availability is less than a certain amount at such time. In that event, we must satisfy a minimum fixed charge ratio of 1.0 to 1.0.

A failure to comply with the covenants under the ABL Facility or any of our other future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such default, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could effectively prevent us from making debt service payments on the Notes (due to a cash sweep feature);

any of which could result in an event of default under the Notes.

Such actions by the lenders under the ABL Facility could also cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the ABL Facility could proceed against the collateral granted to them to secure the ABL Facility. If any of our outstanding indebtedness under the ABL Facility or our other indebtedness, including the Notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
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

4.1
Indenture, dated as of November 2, 2017, by and among Warrior Met Coal, Inc., the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on November 6, 2017).

10.1
Amendment No. 4 to Asset-Based Revolving Credit Agreement, dated as of October 3, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on October 4, 2017).

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

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)

Date: November 9, 2017