Form 10-K
period 2017-12-31
WARRIOR MET COAL, INC.
filed 2018-02-14
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38061
Warrior Met Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	81-0706839 (I.R.S Employer Identification No.)
16243 Highway 216 Brookwood, Alabama (Address of principal executive offices)	35444 (Zip Code)
(205) 554-6150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock, par value $0.01 per share	Name of each exchange on which registered New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2017, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $470.3 million.
Number of shares of common stock outstanding as of February 9, 2018: 53,284,470

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2018 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2017, are incorporated by reference into Part III of this report for the year ended December 31, 2017.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for met coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (“ABL Facility”) and indenture governing the Notes (as defined below);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carryforwards (“NOLs”);

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend;

•	our ability to commence a stock repurchase program; and

•	terrorist attacks or security threats, including cybersecurity threats.

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item IA. Risk Factors” and elsewhere in this Annual Report, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements.
When considering forward-looking statements made by us in this Annual Report or elsewhere, such statements speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Annual Report after the date of this Annual Report, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Annual Report or elsewhere might not occur.

GLOSSARY OF SELECTED TERMS
The following is a glossary of selected terms used in the Annual Report:
Ash.     Impurities consisting of silica, iron, alumina and other incombustible matter that are contained in coal. Since ash increases the weight of coal, it adds to the cost of handling and can affect the burning characteristics of coal.
Assigned reserves.    Coal that is planned to be mined at an operation that is currently operating, currently idled or for which permits have been submitted and plans are eventually to develop the mine and begin mining operations.
Bituminous coal.    A common type of coal with moisture content less than 20% by weight. It is dense and black and often has well-defined bands of bright and dull material.
British thermal unit (“Btu”).    A measure of the thermal energy required to raise the temperature of one pound of pure liquid water one degree Fahrenheit at the temperature at which water has its greatest density (39 degrees Fahrenheit).
Coal seam.    Coal deposits occur in layers. Each layer is called a “seam.”
Coke.    A hard, dry carbon substance produced by heating coal to a very high temperature in the absence of air. Coke is used in the manufacture of iron and steel. Its production results in a number of useful by-products.
Continuous miner.    A machine used in underground mining to cut coal from the seam and load onto conveyers or shuttle cars in a continuous operation. In contrast, a conventional mining unit must stop extracting in order to begin loading.
Continuous mining.    A form of underground mining that cuts the coal from the seam and loads the coal on to a conveyor system continuously, thus eliminating the separate cycles of cutting, drilling, shooting and loading.
CSX.    CSX Corporation.
EPA.     Environmental Protection Agency.
Hard coking coal (“HCC”).    Hard coking coal is a type of met coal that is a necessary ingredient in the production of strong coke. It is evaluated based on the strength, yield and size distribution of coke produced from such coal, which is dependent on the rank and plastic properties of the coal. Hard coking coals trade at a premium to other coals due to their importance in producing strong coke and because they are a limited resource.
Longwall mining.    A form of underground mining that employs a shearer with two rotating drums pulled mechanically back and forth across a long exposed coal face. A hydraulic system supports the roof of the mine while the drums are mining the coal. Conveyors move the loosened coal to an underground mine conveyor that transports coal to the surface. Longwall mining is the most efficient underground mining method.
Metallurgical (“met”) coal.    The various grades of coal with suitable carbonization properties to make coke or to be used as a pulverized injection ingredient for steel manufacture, including hard coking coal (see definition above), semi-soft coking coal and PCI coal. Met coal quality depends on four important criteria: (1) volatility, which affects coke yield; (2) the level of impurities, including sulfur and ash, which affect coke quality; (3) composition, which affects coke strength; and (4) other basic characteristics that affect coke oven safety. Met coal typically has particularly high Btu characteristics but low ash and sulfur content.
Metric ton.    Equal to approximately 2,205 pounds. The international standard for quoting price per ton is based in U.S. dollars per metric ton. Unless otherwise indicated, the metric ton is the unit of measure referred to in this Annual Report and any reference to “ton(s)” or “tonnage” in this Annual Report refers to metric ton(s). One metric ton is equivalent to 1.10231 short tons.
Mineable Coal.    That portion of the coal reserve base which is commercially mineable and excludes all coal that will be left, such as in pillars, fenders or property barriers.
MSHA.    Mine Safety and Health Administration.

Overburden.     Layers of earth and rock covering a coal seam. In surface mining operations, overburden must be removed prior to coal extraction.
PCI coal.    Coal used by steelmakers for pulverized coal injection (PCI) into blast furnaces to use in combination with the coke used to produce steel. The use of PCI allows a steel maker to reduce the amount of coke needed in the steel making process.
Preparation plant.    Preparation plants are usually located on a mine site, although one plant may serve several mines. A preparation plant is a facility for crushing, sizing and washing coal to remove impurities and prepare it for use by a particular customer. The washing process has the added benefit of removing some of the coal’s sulfur content.
Probable reserves.    Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven reserves, is high enough to assume continuity between points of observation.
Productivity.    As used in this Annual Report, refers to clean metric tons of coal produced per underground man hour worked, as published by the MSHA.
Proven reserves.    Reserves for which: (a) quantity is computed from dimensions revealed in outcrops (part of a rock formation that appears at the surface of the ground), trenches, workings or drill holes; (b) grade and/or quality are computed from the results of detailed sampling; and (c) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
Reclamation.     The process of restoring land and the environment to their original or otherwise rehabilitated state following mining activities. The process commonly includes “recontouring” or reshaping the land to its approximate original appearance, restoring topsoil and planting native grass and ground covers. Reclamation operations are usually underway before the mining of a particular site is completed. Reclamation is closely regulated by both state and federal law.
Recoverable reserves.    Metric tons of mineable coal that can be extracted and marketed after deduction for coal to be left behind within the seam (i.e. pillars left to hold up the ceiling, coal not economical to recover within the mine, etc.) and adjusted for reasonable preparation and handling losses
Reserve.     That part of a mineral deposit that could be economically and legally extracted or produced at the time of the reserve determination.
Roof.     The stratum of rock or other mineral above a coal seam; the overhead surface of a coal working place.
SEC.    Securities and Exchange Commission.
Slurry Impoundment.    The entire structure used for coal slurry waste disposal, including the embankment, basin, beach, pool, and slurry. During the process of mining and cleaning coal, waste is created and must be permanently disposed of in an impoundment. Slurry, a combination of silt, dust, water, bits of coal and clay particles is the most commonly disposed of material held in an impoundment.
Subsidence.     Lateral or vertical movement of surface land that occurs when the roof of an underground mine collapses. Longwall mining causes planned subsidence by the mining out of coal that supports the overlying strata.
Sulfur.     One of the elements present in varying quantities in coal that contributes to environmental degradation when coal is burned. Sulfur dioxide is produced as a gaseous by-product of coal combustion.
Surface mine.    A mine in which the coal lies at or near the surface and can be extracted by removing the covering layer of soil (see “Overburden”) without tunneling underground.
Ton or tonnage.    See “metric ton” above.
Thermal coal.    Coal used by power plants and industrial steam boilers to produce electricity, steam or both. It generally is lower in Btu heat content and higher in volatile matter than met coal.

Unassigned reserves.    Coal that is likely to be mined in the future, but which is not considered “assigned reserves.”
Underground mine.    Also known as a “deep” mine, it is usually located several hundred feet or more below the earth’s surface. An underground mine’s coal is typically removed mechanically and transferred by shuttle car, conveyor and hoist to the surface.

EXPLANATORY NOTE
On April 12, 2017, Warrior Met Coal, LLC, a Delaware limited liability company, converted into Warrior Met Coal, Inc., a Delaware corporation, as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Basis of Presentation-Factors Affecting the Comparability of our Financial Statements-Corporate Conversion and Initial Public Offering.” We refer to this transaction herein as the “corporate conversion.” As used in this Annual Report, unless the context otherwise requires, references to the “Company,” “Warrior,” “we,” “us,” “our” or “Successor” refer to Warrior Met Coal, LLC, a Delaware limited liability company, and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion, and to Warrior Met Coal, Inc., a Delaware corporation and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 3,832,139 units of Warrior Met Coal, LLC converted into 53,442,532 shares of common stock of Warrior Met Coal, Inc. using an approximate 13.9459-to-one conversion ratio. References in this Annual Report to the “Predecessor” refer to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy, Inc., a Delaware corporation (“Walter Energy”), in the Asset Acquisition on March 31, 2016, as further described in “Part I, Item 1. Business-Our History-Walter Energy Restructuring.” The Predecessor periods included in this Annual Report begin as of January 1, 2015 and end as of March 31, 2016.

Part I
Item 1. Business
Overview
We are a large scale, low-cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama, Mine No. 4 and Mine No. 7, that have an estimated annual production capacity of 7.3 million metric tons of coal. We sell a premium met coal product to leading steel manufacturers in Europe and South America. As of December 31, 2017, based on a reserve report prepared by Marshall Miller, our two operating mines had approximately 110.0 million metric tons of recoverable reserves and, based on a reserve report prepared by Norwest, our undeveloped Blue Creek Energy Mine contained 103.0 million metric tons of recoverable reserves.
Our hard coking coal (“HCC”), mined from the Southern Appalachian region of the United States, is characterized by low-to-medium volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Australian premium low-volatility ("LV") HCC benchmark (“Australian HCC Benchmark”). In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Australian HCC Benchmark.
Our operations utilize longwall mining techniques, which is the most productive coal mining method available, and allows mining at the lowest cost per ton. We are able to utilize longwall mining as a result of the medium to thick coal seams of Mine No. 4 and Mine No. 7. Additionally, our operations benefit from a highly competitive initial Collective Bargaining Agreement (“CBA”) with the United Mine Workers of America (“UMWA”), which has enabled us to structurally reduce our cash costs.
Our two operating mines are located approximately 300 miles from our export terminal at the Port of Mobile, Alabama, which we believe to be the shortest mine-to-port distance of any U.S.-based met coal producer. Our low cost, flexible and efficient rail and barge network underpins our cost advantage and dependable access to the seaborne markets. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe and South America. We enjoy a shipping time and distance advantage serving our customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada.
We operate as a single reportable segment. See the financial statements beginning on page F-1 of this Annual Report for our consolidated revenues, profit/loss and total assets.
Our History
Walter Energy Restructuring
Warrior Met Coal, LLC was formed on September 3, 2015 by certain lenders under Walter Energy’s 2011 Credit Agreement, dated as of April 1, 2011 (the “2011 Credit Agreement”), and the noteholders under Walter Energy’s 9.50% Senior Secured Notes due 2019 (such lenders and noteholders, collectively, “Walter Energy’s First Lien Lenders”) in connection with the acquisition by the Company of certain core assets of Walter Energy and certain of its wholly-owned subsidiaries (the “Walter Energy Debtors”) related to their Alabama mining operations. The acquisition was accomplished through a credit bid of the first lien obligations of the Walter Energy Debtors pursuant to section 363 of the U.S. Bankruptcy Code (the “Bankruptcy Code”) and an order by the Bankruptcy Court (I) Approving the Sale of the Acquired Assets Free and Clear of Claims, Liens, Interests and Encumbrances; (II) Approving the Assumption and Assignment of Certain Executory Contracts and Unexpired Leases; and (III) Granting Related Relief (Case No. 15-02741, Docket No. 1584) (the “Sale Order” and the transactions contemplated thereunder, the “Asset Acquisition”). Prior to the closing of the Asset Acquisition, the Company had no operations and nominal assets. The Asset Acquisition closed on March 31, 2016. Upon closing of the Asset Acquisition and in exchange for a portion of the outstanding first lien obligations of the Walter Energy Debtors, Walter Energy’s First Lien Lenders were entitled to receive, on a pro rata basis, a distribution of Class A Units in Warrior Met Coal, LLC.
In connection with the Asset Acquisition, we conducted rights offerings to Walter Energy’s First Lien Lenders and certain qualified unsecured creditors to purchase newly issued Class B Units of Warrior Met Coal, LLC, which diluted the Class A Units on a pro rata basis (the “Rights Offerings”). Proceeds from the Rights Offerings were used to pay certain costs associated with the Asset Acquisition and for general working capital purposes.

Corporate Conversion and IPO
On April 12, 2017, we completed the corporate conversion pursuant to which Warrior Met Coal, LLC was converted into a Delaware corporation and renamed Warrior Met Coal, Inc.
On April 19, 2017, we completed our initial public offering (“IPO”) of 16,666,667 shares of common stock at a price to the public of $19.00 per share. All of the shares were offered and sold by selling stockholders. We did not receive any of the net proceeds from the IPO.
Our Competitive Strengths
We believe that we have the following competitive strengths:
Leading met coal producer focused on premium met coal products. Unlike other publicly-listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium met coal in the global seaborne markets. All of our resources are primarily allocated to the mining, transportation and marketing of met coal. The premium HCC we produce at Mine No. 4 and Mine No. 7 is of a similar quality to the HCC produced in Australia. The premium nature of our HCC makes it ideally suited as a base feed coal for steel makers and results in price realizations near or above the Australian HCC Benchmark or the new average industry index pricing methodology. The industry benchmark price was replaced in the second quarter by a new average index pricing methodology, which varies by supplier, but was based on the three-month average of the Platts premium low-volatile (“low-vol”) index, the Steel Index (“TSI”) premium coking coal index and the Argus Index on a one-month lag during each quarter (the "Australian LV Index"). Coal from Mine No. 7 is classified as a premium LV HCC and coal from Mine No. 4 is classified as premium LV to mid-volatility ("MV") HCC. The combination of low sulfur, low-to-medium ash, LV to MV, and other characteristics of our coal, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result, our realized price has historically been in line with or at a slight discount to the Australian HCC Benchmark or, more recently, at a slight premium to the Australian LV Index. Other publicly-listed U.S. coal companies sell a higher proportion of lower rank met coals, including high-volatility, semi-soft coking coal (“SSCC”), and pulverized coal injection (“PCI”) coal. These lower rank coals typically have lower realized prices compared to LV and MV met coals due to their relative availability and lower quality characteristics. For example, the premium LV HCC that we produce has sold at a premium of 2%, 15%, 33% and 49% of the prices realized for MV, high-volatility, PCI and SSCC coals, respectively, based on five-year average prices. Additionally, these companies typically have significant thermal coal production that further reduces their realized price and operating margin per metric ton. As a result of our premium met coal, we are able to achieve higher realized prices and operating margins relative to other U.S. met coal producers.
Highly flexible cost structure protects through-the-cycle profitability. We have “variabilized” our cost structure in our labor, royalties and logistics contracts, increasing the proportion of our cost structure that varies in response to changes in the Australian HCC Benchmark prices or the Australian LV Index. Our initial CBA, combined with our flexible rail, port and barge logistics and our royalty structure, results in a highly variable operating cost profile that allows our cash cost of sales to move with changes in the price we realize for our coal. Approximately two-thirds of our cash cost of sales relate to the cost of production at our mines, while the remaining one-third relates to our logistics costs from mine to port as well as royalties. Our logistics costs are structured to reduce cash requirements in lower HCC price environments and to increase cash requirements within a range with higher HCC prices. Our royalties are calculated as a percentage of the price we realize and therefore increase or decrease with changes in HCC prices. Our initial CBA includes variable elements that tie compensation to HCC prices. In addition, we can adjust our usage of continuous miner units in response to HCC pricing. Our variable cost structure dramatically lowers our cash cost of sales if our realized price falls, while being effectively capped in higher price environments allowing us to generate significant operating cash flow. Our highly flexible cost structure provides us with a key competitive advantage relative to our competitors and which we expect should allow us to remain profitable in all coal market conditions.
Significant logistical cost advantage to the seaborne market. Our two operating mines are located approximately 300 miles from our export terminal capacity in Mobile, Alabama and have multiple alternative transportation routes to move our coal to port. These alternatives include direct rail access at the mine sites and a wholly-owned barge load-out facility, enabling us to utilize the lowest cost option between the two at any given point in time. We believe our logistics costs are highly competitive following negotiations in 2016 that led to a reduction in rail, barge and port costs. In addition, we have a contract with the Port of Mobile, Alabama, that provides us up to 8.0 million metric tons of annual port capacity through July 2026 for our coal at very competitive rates. The total annual capacity of the McDuffie Coal Terminal at the Port of Mobile, Alabama is approximately 27.2 million metric tons and this coal terminal is presently utilized for all of our coal exports. Our proximity to port contrasts with the approximately 400-mile distances for major Central Appalachian met coal producers to access their nearest port, the Port of Hampton Roads, Virginia. Our proximity to port and the flexibility of our logistics networks underpin our logistical cost advantage compared to other U.S. met coal producers.
We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We enjoy a shipping time and distance advantage serving customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada. This advantage results in a higher margin for our met coal. Our strategic location is enhanced by our long-tenured, well-established customer portfolio, which includes significant recurring sales to multiple customers in excess of 10 years.
High realized prices and low cost structure drive industry leading margins. The coal from our mines is competitive in quality with the premium HCC produced in Australia, which is used to set quarterly pricing for the industry. The combination of low sulfur, low-to-medium ash, LV to MV and high coking strength drives our consistently high price realization relative to other U.S. met coal producers who typically focus on lower rank met coals. We believe Mine No. 4 and Mine No. 7 are two of the lowest cost met coal mines in North America. Our low cost position is derived from our operations’ favorable geology, automated long-wall mining methods, and significant flexibility allowed under our initial CBA. Additionally, given our highly flexible cost structure, we believe we will be able to maintain our industry leading margins in all coal market conditions, which we expect should allow us to continue to outperform our competitors.
Clean balance sheet and tax asset to drive robust cash flow generation. Unlike other U.S. coal producers in our peer group, we have no pension or OPEB legacy liabilities with manageable surety bond requirements. With minimal legacy liabilities, we are not burdened by the annual fixed obligations that are typically associated with these types of liabilities. Our clean balance sheet and its low sustaining capital expenditure requirements position us to generate strong cash flows across a range of met coal price environments. Additionally, we expect our cash flows to benefit from a low cash tax rate as a result of our significant NOLs. As a result of these tax assets, and the repeal of the corporate alternative minimum tax (“AMT”) beginning after December 31, 2017 (see Note 8 to our consolidated financial statements included elsewhere in this Annual Report), we believe our effective cash tax rate will be approximately 0%, exclusive of the AMT credit refunds, until our NOLs generated prior to 2018 are fully utilized or expire, which will enable strong cash conversion from our operating profits. We also expect to receive approximately $39.3 million in 2019 to 2022 as a result of the refunding of the AMT credits acquired from the Predecessor.
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in met coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As such, we will seek to maintain a conservative financial leverage target of 1.50-2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $100 million. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2017, we had approximately $135.5 million of available liquidity consisting of $100.0 million of borrowing capacity under the ABL Facility and $35.5 million of cash and cash equivalents. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.
Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy and has six years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, following the Asset Acquisition, we hired several key personnel with extensive direct operational experience in met coal longwall mining, including our Chief Operating Officer, Jack Richardson, and our Chairman, Stephen D. Williams. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in zero fatal incidents as compared to the national fatal incidence rate for underground coal mines in the United States of 0.03 for the nine months ended September 30, 2017 as well as total reportable incidence rates of 3.50 at Mine No. 4 and 3.54 at Mine No. 7 for the year ended December 31, 2017, which are considerably lower than the national total reportable incidence rate for all underground coal mines in the United States of 5.29 for the nine months ended September 30, 2017, which represents the latest data available.

Our Business Strategies
Our objective is to increase stockholder value through our continued focus on asset optimization and cost management to drive profitability and cash flow generation. Our key strategies to achieve this objective are described below:
Maximize profitable production. In the year ended December 31, 2017, we produced 6.1 million metric tons of met coal from Mine No. 7 and Mine No. 4. We have the flexibility in our new initial CBA that allows us to increase annual production with relatively modest incremental capital expenditures. We operated at an annual combined production level of 7.3 million metric tons from Mine No. 4 and Mine No. 7 as recently as 2013. Based on our management’s operational experience, we are confident in our ability to produce at or close to this capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.
Maintain and further improve our low-cost operating cost profile. While we have already achieved significant structural cost reductions at our two operating mines, we see further opportunities to reduce our costs over time. Our initial CBA with the UMWA allows for these ongoing cost optimization initiatives. For example, in our initial CBA, we have additional flexibility in our operating days and alternative work schedules as compared to certain optional and more expensive provisions under the Walter Energy collective bargaining agreement. We have variable elements that tie compensation to HCC prices. Additionally, our CBA enables us to contract out work under certain circumstances. We believe these types of structural incentive provisions and workforce flexibility in the initial CBA are helpful to further align our organization with operational excellence and to increase the proportion of our costs that vary in response to changes in the HCC price.
Broaden our marketing reach and maintain strong correlation between realized coal prices and the Australian LV Index. We have implemented a strategy to improve both our sales and marketing focus, with a goal of achieving better pricing relative to the Australian LV Index average price, which includes: (i) opportunistic selling into the spot met coal market and (ii) selected instances of entering into longer term fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. However, we expect to increase our focus on Asian customers, in particular, Japanese steel mills, some of which have expressed a desire to diversify their supply of premium HCC away from Australian coals. For the year ended December 31, 2017, our geographic customer mix was 63% in Europe, 23% in South America and 14% in Asia. Since February 2017, we have had an arrangement with Xcoal Energy & Resource (“Xcoal”) to serve as Xcoal’s strategic partner for exports of LV HCC. Under this arrangement, Xcoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. While the volumes being sold through this arrangement with Xcoal are relatively limited, we are positioned to potentially benefit from Xcoal’s expertise and relationships across all coal that we sell. To that end, we also have an incentive-based arrangement with Xcoal to cover other tonnage, in the event Xcoal is able to offer us a higher realized price relative to the Australian LV Index than we have previously achieved.
Description of Our Business
Our mining operations consist of two active underground met coal mines in Southern Appalachia’s coal seam (Mines No. 7 and No. 4) and other surface met and thermal coal mines, five of which are currently under lease to third parties and four of which are not operating and are not currently planned to be operated in the future. For a comprehensive summary of all of our coal properties and of our coal reserves and production levels as of December 31, 2017, see the tables summarizing our coal reserves and production in “Part I, Item 2. Properties-Estimated Recoverable Coal Reserves.” Our met coal production totaled 6.1 million metric tons in 2017. Our natural gas operations remove and sell natural gas from the coal seams owned or leased by us and others as a byproduct of coal production. Our degasification operations improve mining operations and safety by reducing natural gas levels in our mines.
Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2017, based on a reserve report prepared by Marshall Miller, were estimated to have approximately 110.0 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, the Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. The met coal is mined using longwall extraction technology with development support from continuous miners. We extract met coal primarily from Alabama’s Blue Creek coal seam, which contains high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content.
The met coal from our Mines No. 4 and No. 7 is sold as a high quality LV and MV met coal. Mines No. 4 and No. 7 are located near Brookwood, Alabama, and are serviced by CSX railroad. A coal producer is typically responsible for transporting the coal from the mine to an export coal-loading facility. Exported coal is usually sold at the loading port, with the buyer responsible for further transportation from the port to their location. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile in Mobile, Alabama, where shipments are exported to our international customers via ocean vessels. Substantially all of our met coal sales consist of sales to international customers. We also own mineral rights for approximately 103.0 million additional metric tons of recoverable reserves at our Blue Creek Energy Mine located to the northwest of the Mine No. 4, based on a reserve report prepared by Norwest. The related mineral leases form the core of the project to be operated by Warrior Met Coal BCE, LLC, an indirect subsidiary of the Company, which project contemplates the development of a new underground met coal mine that has an estimated life of greater than 30 years. We refer to the underground met coal mine related to this project as the “Blue Creek Energy Mine.”
Coal Preparation and Blending
Our met coal mines have preparation and blending facilities convenient to each mine. The met coal preparation and blending facilities receive, blend, process and ship met coal that is produced from the mines. Using these facilities, we are able to ensure a consistent quality and efficiently blend our met coal to meet our customers’ specifications.
Marketing, Sales and Customers
Met coal prices differ substantially by region and are impacted by many factors, including the overall economy, demand for steel, location, market, quality and type of met coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel. Our operations’ high quality met coal is considered among the highest quality met coals in the world and is preferred as a base met coal in our customers’ blends. Our marketing strategy is to focus on international markets mostly in Europe and South America where we have a shipping time and distance advantage and where our met coal is in demand.
We focus on long-term customer relationships where we have a competitive advantage. We sell most of our met coal under fixed supply contracts primarily with pricing terms of three months and volume terms of up to one year. Some of our sales of met coal can, however, occur in the spot market as dictated by available supply and market demand. Our business is not substantially dependent on any contract, such as a contract to sell the major part of our products or other agreement to use a patent, formula, trade secret, process or trade name upon which our business depends to a material extent. For more information regarding our customers, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
We have an arrangement with Xcoal to serve as Xcoal’s strategic partner for exports of LV HCC. Xcoal has specialized marketing capabilities and deep technical expertise as the largest met coal marketer in the United States. Our arrangement with Xcoal is expected to expand the geographic reach of our customers through Xcoal’s global presence. Xcoal has 16 offices worldwide, including in Brussels, the UAE, Singapore, Beijing, Shanghai, Seoul, Mumbai, and Rio de Janeiro. We expect to be able to leverage Xcoal’s more than 30 year history selling coal to key European and Asian steel customers to further improve the selling prices of our met coal relative to the global Australian LV Index.
Trade Names, Trademarks and Patents
As part of the Asset Acquisition, we acquired all intellectual property, including copyrights, patents, trademarks, trade names and trade secrets, owned by the Walter Energy Debtors and used or held for use in the business or our assets. Promptly following the closing of the Asset Acquisition, each Walter Energy Debtor, including Walter Energy, was required to discontinue the use of its name (and any other trade names or “d/b/a” names currently utilized by the Walter Energy Debtors) and may not subsequently change its name to or otherwise use or employ any name which includes the words “Walter.” We do not believe that any one such trademark is material to our individual segments or to the business as a whole.
Competition
Substantially all of our met coal sales are exported. Our major competitors are businesses that sell into our core business areas of Europe and South America. We primarily compete with producers of premium met coal from Australia, Canada, Russia and the United States. The principal factors on which we compete are met coal prices at the port of delivery, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our met coal is significantly dependent on the general global economy and the worldwide demand for steel. Although there are significant challenges in the current economy, we believe that we have competitive strengths in our business areas that provide us with distinct advantages.

 Suppliers
Supplies used in our business include petroleum-based fuels, explosives, tires, conveyance structure, ventilation supplies, lubricants and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We believe adequate substitute suppliers are available and we are not dependent on any one supplier; however, we procure some equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. We continually seek to develop relationships with suppliers that focus on reducing our costs while improving quality and service.
Environmental and Regulatory Matters
Our businesses are subject to numerous federal, state and local laws and regulations with respect to matters such as permitting and licensing, employee health and safety, reclamation and restoration of property and protection of the environment. In the U.S., environmental laws and regulations include, but are not limited to, the federal Clean Air Act and its state and local counterparts with respect to air emissions; the Clean Water Act and its state counterparts with respect to water discharges and dredge and fill operations; the Resource Conservation and Recovery Act and its state counterparts with respect to solid and hazardous waste generation, treatment, storage and disposal, as well as the regulation of underground storage tanks; the Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts with respect to releases, threatened releases and remediation of hazardous substances; the Endangered Species Act with respect to protection of threatened and endangered species; the National Environmental Policy Act with respect to the impacts of federal actions such as the issuance of permits and licenses; and the Surface Mining Control and Reclamation Act of 1977 and its state counterparts with respect to environmental protection and reclamation standards for mining activities. Compliance with these laws and regulations may be costly and time-consuming and may delay commencement, continuation or expansion of exploration or production at our operations. These laws are constantly evolving and may become increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision or judicial review. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations) related to the protection of the environment, could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or, along with analogous foreign laws and regulations, our customers’ ability to use our products.
Due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations occur from time to time in our industry and at our operations. Expenditures relating to environmental compliance are a major cost consideration for our operations and environmental compliance is a significant factor in mine design, both to meet regulatory requirements and to minimize long-term environmental liabilities. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be reduced. We believe that our major North American competitors are confronted by substantially similar conditions and thus do not believe that our relative position with regard to such competitors is materially affected by the impact of environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with environmental laws and regulations may have an adverse effect on our competitive position with regard to foreign producers and operators who may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable legislation and its production methods.
Permitting and Approvals
Numerous governmental permits and approvals are required for mining and natural gas operations. We are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that any proposed exploration project for production of coal or gas may have on the environment, the public and our employees. In addition, we must also submit a comprehensive plan for mining and reclamation upon the completion of mining operations. The requirements are costly and time-consuming and may delay commencement or continuation of exploration, production or expansion at our operations. Typically we submit necessary mining permit applications several months, or even years, before we anticipate mining a new area.
Applications for permits and permit renewals at our mining and gas operations are subject to public comment and may be subject to litigation from third parties seeking to deny issuance of a permit or to overturn the applicable agency’s grant of the permit application, which may also delay commencement, continuation or expansion of our mining and gas operations. Further, regulations provide that applications for certain permits or permit modifications in the U.S. can be delayed, refused or revoked if an officer, director or a stockholder with a 10% or greater interest in the entity is affiliated with or is in a position to control another entity that has outstanding permit violations or has had a permit revoked. Significant delays in obtaining, or denial of, permits could have a material adverse effect on our business.
Mine Safety and Health
The MSHA, under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the Mine Improvement and New Emergency Response Act of 2006 (the “MINER Act”), as well as regulations adopted under these federal laws impose rigorous safety and health standards on mining operations. Such standards are comprehensive and affect numerous aspects of mining operations, including, but not limited to: training of mine personnel, mining procedures, ventilation, blasting, use of mining equipment, dust and noise control, communications and emergency response procedures. For instance, MSHA implemented a rule in August 2014 to reduce miners’ exposure to respirable coal dust, which reduced respirable dust standards for certain occupants and miners and required certain monitoring of shift dust levels. In August 2016, Phase III of MSHA’s respirable dust rule went into effect, further lowering the respirable dust standards. Separately, MSHA has implemented a rule imposing a requirement on certain continuous mining machines, requiring operators to provide proximity detection systems. MSHA monitors compliance with these laws and standards by regularly inspecting mining operations and taking enforcement actions where MSHA believes there to be non-compliance. These federal mine safety and health laws and regulations have a significant effect on our operating costs.
Workers’ Compensation and Black Lung
We are insured for workers’ compensation benefits for work related injuries that occur within our operations. Workers’ compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the operating subsidiary or combined insurance industry data when historical data is limited. In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (together, the “Black Lung Benefits Act”), each as amended, and are insured beginning on April 1, 2016 for black lung claims of any of our employees. In addition, we assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries and are self-insured against such black lung related claims. For additional information, please see “Part I, Item 1A. Risk Factors-Risks Related to Our Business-We are responsible for medical and disability benefits for black lung disease under federal law. We assumed certain historical self-insured black lung liabilities of Walter Energy and its subsidiaries incurred prior to April 1, 2016 in connection with the Asset Acquisition. We are self-insured for these black lung liabilities and have posted certain collateral with Department of Labor as described below. Changes in the estimated claims to be paid or changes in the amount of collateral required by the Department of Labor may have a greater impact on our profitability and cash flows in the future.” Under the Black Lung Benefits Act, as amended, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims.
Surface Mining Control and Reclamation Act
The Surface Mining Control and Reclamation Act of 1977 (“SMCRA”) requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Permits for all mining operations must be obtained from the Federal Office of Surface Mining Reclamation and Enforcement (“OSM”) or, where state regulatory agencies have adopted federally approved state programs under the SMCRA, the appropriate state regulatory authority. The Alabama Surface Mining Commission reviews and approves SMCRA permits in Alabama.
SMCRA permit provisions include requirements for coal prospecting, mine plan development, topsoil removal, storage and replacement, selective handling of overburden materials, mine pit backfilling and grading, subsidence control for underground mines, surface drainage control, mine drainage and mine discharge control, treatment and revegetation. These requirements seek to limit the adverse impacts of coal mining and more restrictive requirements may be adopted from time to time.
Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, imposes a general funding fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to 1977. On December 7, 2006, the Abandoned Mine Land Program was extended for another 15 years.
 We maintain extensive coal refuse areas and slurry impoundments at our mining complexes. Such areas and impoundments are subject to comprehensive regulation. Structural failure of an impoundment can result in damage to the environment and natural resources, such as bodies of water that the coal slurry reaches, as well as create liability for related personal injuries, property damages and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and the assessment of damages arising out of such failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for related fines and penalties.
On December 12, 2008, the OSM finalized rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA, which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the U.S. The rule was subsequently vacated based, in part, upon the fact that the U.S. Fish & Wildlife Service was not consulted with respect to possible effects on endangered species under terms of the Endangered Species Act. At present, an earlier 1983 rule is in place, which requires coal companies to keep operations 100 feet from streams or otherwise minimize any damage. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule apply, including OSM’s 1983 rule. It remains unclear whether and how additional actions by the Trump Administration could further impact regulatory or enforcement activities pursuant to the SMCRA.
Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as “acid mine drainage” (“AMD”). Treatment of AMD can be costly. Although we do not currently face material costs associated with AMD, there can be no assurance that we will not incur significant costs in the future.
Surety Bonds/Financial Assurance
We use surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. The amount of security required to be obtained can change as the result of new federal or state laws, as well as changes to the factors used to calculate the bonding or security amounts.
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced that they would no longer accept self-bonding to secure reclamation obligations under the state mining laws. This Policy Advisory may discourage authorized states from approving self-bonding arrangements and may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. In addition, the OSM announced in August 2016 that it would initiate a rulemaking under SMCRA to revise the requirements for self-bonding. Individually and collectively, these revised various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. On October 24, 2017, the OSM announced that it would revisit the need for and scope of any potential rulemaking, and that it would reconsider the scope of the Policy Advisory. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2017 we had outstanding surety bonds with parties for post-mining reclamation at all of our U.S. mining operations totaling $38.1 million, and $2.1 million for miscellaneous purposes.
Climate Change
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of greenhouse gas (“GHG”), such as carbon dioxide and methane. Some of our operations, such as methane release resulting from met coal mining, directly emit GHGs. Further, the products that we produce result in the release of carbon dioxide into the atmosphere by end-users. Laws and regulations governing emissions of GHGs have been adopted by foreign governments, including the European Union and member countries, U.S. regulatory agencies, individual states in the U.S. and regional governmental authorities. While Congress has from time to time considered legislation to reduce emissions of GHGs, there has not been significant activity in the form of adopted legislation to reduce GHG emissions at the federal level in recent years. In the absence of such federal climate legislation, almost one-half of the states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Further, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures.
In December 2009, the EPA published findings that GHG emissions present an endangerment to public health and welfare because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. The EPA’s findings focus on six GHGs, including carbon dioxide and nitrous oxide (which are emitted from coal combustion) and methane (which is emitted from coal beds). The findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including rules that regulate emissions of GHGs from motor vehicles and certain large stationary sources of emissions such as power plants or industrial facilities. In May 2010, the EPA adopted regulations that, among other things, established Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for certain large stationary sources, such as coal-fueled power plants, that are potential major sources of GHG emissions. The so-called Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On August 26, 2016, the EPA proposed changes needed to bring EPA’s air permitting regulations in line with Supreme Court and D.C. Circuit decisions on greenhouse gas permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 16, 2016. It is unclear when a final rule will be issued and/or whether and how additional actions by the Trump Administration could impact further regulatory developments in this area.
In June 2010, Earthjustice petitioned the EPA to make a finding that emissions from coal mines may reasonably be anticipated to endanger public health and welfare, and to list them as a stationary source subject to further regulation of emissions. On April 30, 2013, the EPA denied the petition. Judicial challenges seeking to force the EPA to list coal mines as stationary sources have likewise been unsuccessful to date. If the EPA were to make an endangerment finding in the future, we may have to further reduce our methane emissions, install additional air pollution controls, pay certain taxes or fees for our emissions, incur costs to purchase credits that permit us to continue operations as they now exist at our underground coal mines or perhaps curtail coal production.
In addition, in August 2015, the EPA announced three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen states as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. On February 9, 2016, the U.S. Supreme Court stayed the Clean Power Plan pending disposition of the legal challenges. In addition, on March 28, 2017, President Trump signed an executive order directing the EPA to review all three actions and, if appropriate, initiate a rulemaking to rescind or revise the rules consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan and, on December 28, 2017, the EPA published an advanced notice of proposed rulemaking soliciting public comment on a potential replacement rule. If the Clean Power Plan is not repealed or modified by the EPA, and if it ultimately is retained in its current form, it could have a material adverse impact on the demand for thermal coal nationally. While the Clean Power Plan does not affect our marketing of met coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Furthermore, on January 15, 2016, the Secretary of Interior directed the Bureau of Land Management to prepare an environmental study analyzing potential leasing and management reforms to the current federal coal program, including how best to address the climate impacts of the federal program to meet both the nation’s energy needs and its climate goals. Pending this review, the Secretary placed a moratorium on new applications for thermal (steam) coal leases or lease modification on federal land, subject to certain exceptions. However, pursuant to President Trump’s March 28, 2017 executive order, on March 29, 2017, the Secretary of Interior reversed these actions, halting the environmental study, lifting the moratorium, and directing the Bureau of Land Management to expeditiously process coal lease applications. Several states and environmental groups have challenged these actions, asserting that environmental review was required before restarting the coal leasing program. While the moratorium did not affect our operations, any renewed regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which could ultimately make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Demand for met coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. It is not clear what steps the Trump Administration plans to take to withdraw from the Paris Agreement, whether a new agreement can be negotiated, or what terms would be included in such an agreement. Furthermore, in response to the announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for met coal, natural gas, and other fossil fuel products.
Methane must be expelled from our underground coal mines for mining safety reasons. Our gas operations extract methane from our underground met coal mines prior to mining. With the exception of some methane that is vented into the atmosphere when the met coal is mined, much of the methane is captured and sold into the natural gas market and used as fuel. If regulation of GHG emissions does not exempt the release of methane, we may have to curtail met coal production, pay certain taxes or fees for our emissions or incur costs to purchase credits that allow us to continue operations as they now exist at our underground met coal mines.
     The existing laws and regulations or other current and future efforts to stabilize or reduce GHG emissions could adversely impact the demand for, price of and value of our products and reserves. As our operations also emit GHGs directly, current or future laws or regulations limiting GHG emissions could increase our own costs. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material.
Finally, climate change may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our services and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
Clean Air Act
The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. As described above, existing and proposed regulations also subject GHG emissions to regulation under the Clean Air Act.

Clean Water Act
The federal CWA and corresponding state and local laws and regulations affect our operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. CWA requirements that may directly or indirectly affect our operations include the following:

•
Water Discharge. The CWA and corresponding state laws affect our operations by imposing restrictions on discharges of wastewater into creeks and streams. These restrictions, more often than not, require us to pre-treat the wastewater prior to discharging it. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. Our mining operations maintain water discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA. We believe that we have obtained all permits required under the CWA and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results. For instance, stringent water quality standards for materials such as selenium have recently been issued. We have begun to incorporate these new requirements into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.

•
Dredge and Fill Permits. Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to such streams or wetlands. Under the CWA, coal companies are required to obtain a Section 404 permit from the U.S. Army Corps of Engineers (“USACE”) prior to conducting such mining activities. The USACE is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. The USACE may also issue individual permits for mining activities that do not qualify for Nationwide Permit 21.

 Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules may expand the scope of CWA jurisdiction, making more waters subject to the CWA’s permitting and other requirements in the case of discharges. Following its promulgation, numerous industry groups, states, and environmental groups challenged the rules. On October 9, 2015, a federal appeals court stayed the rules’ implementation nationwide, but it is expected to lift the stay in response to a January 22, 2018 decision by the Supreme Court that the appeals court lacked jurisdiction to decide the matter. Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to conduct notice and comment rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty, and showing due regard for Congress and the states. On July 27, 2017, the EPA and the USACE published a proposed rule to rescind the 2015 rules and, February 6, 2018, in response to the January 2018 Supreme Court decision, the agencies published a final rule to maintain the status quo (the pre-2015 rule) through February 6, 2020 pending the agencies' review of the 2015 rules. Multiple states and environmental groups have filed challenges to this delay. It remains unclear whether and how the rules will be implemented, what litigation may result, and whether changes proposed by the Trump Administration could further impact regulatory developments in this area.
Resource Conservation and Recovery Act
The Resource Conservation and Recovery Act (“RCRA”) and corresponding state laws establish standards for the management of solid and hazardous wastes generated at our various facilities. Besides affecting current waste disposal practices, RCRA also addresses the environmental effects of certain past hazardous waste treatment, storage and disposal practices. In addition, RCRA also requires certain of our facilities to evaluate and respond to any past release, or threatened release, of hazardous waste that may pose a risk to human health or the environment.
RCRA may affect coal mining operations by establishing requirements for the proper management, handling, transportation and disposal of solid and hazardous wastes. Currently, certain coal mine wastes, such as earth and rock covering a mineral deposit (commonly referred to as overburden) and coal cleaning wastes, are exempted from hazardous waste management under RCRA. Any change or reclassification of this exemption could significantly increase our coal mining costs.

On April 17, 2015, the EPA published its final power plant coal ash disposal rule. The rule regulates coal ash as a solid waste under Subtitle D of RCRA. The rule requires closure of sites that fail to meet prescribed engineering standards, requires regular inspections of impoundments, establishes limits on the location of new sites, and requires immediate remediation and closure of unlined ponds that are polluting ground water. However, the rule gives states flexibility on how to implement and enforce the rule and allows citizen suits to be filed against coal ash pond operators. The rule does not regulate closed coal ash impoundments unless located at active power plants. On September 13, 2017, the EPA announced that it would reconsider certain provisions of the 2015 rule as requested by industry groups. If the rule is implemented in its current form, it likely will impose added costs for coal-fired power plants and may adversely affect the demand for coal.
Comprehensive Environmental Response, Compensation and Liability Act
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA” or “Superfund”) and similar state laws affect our met coal mining operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, the universe of materials and substances governed by CERCLA is broader than “hazardous waste” and as such even non-hazardous wastes can, in certain circumstances, contain hazardous substances, which if released into the environment are governed by CERCLA. Alabama’s version of CERCLA mirrors the federal version with the important difference that there is no joint and several liability. Liability is consistent with one’s contribution to the contamination. In addition, the disposal, release or spilling of some products used by coal companies in operation, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries, sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located.
Endangered Species Act and Similar Laws
The federal Endangered Species Act and other related federal and state statutes, such as the federal Bald and Golden Eagle Protection Act, protect species threatened or endangered with possible extinction. Protection of threatened, endangered and other special status species may have the effect of prohibiting or delaying us from obtaining mining permits and may include restrictions on our activities in areas containing the affected species. Also, the designation of previously unidentified threatened, endangered or special status species in areas where we operate could cause us to incur additional costs or become subject to operating delays, restrictions or bans.
Seasonality
Our primary business is not materially impacted by seasonal fluctuations. Demand for met coal is generally more heavily influenced by other factors such as the global economy, demand for steel, interest rates and commodity prices.
Employees and Labor
As of December 31, 2017, we had 1,354 employees, of whom 957 were hourly employees and 397 were salaried employees, and of whom approximately 69% were covered by the UMWA CBA, which expires on March 31, 2021. We have not had any union-organized work stoppages since our inception. We believe that we have good relationships with our employees and with the unions representing our employees.
Available Information
We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. You may read and copy any documents filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public from commercial document retrieval services and at the SEC’s website at http://www.sec.gov.
Our common stock is listed and traded on the New York Stock Exchange under the symbol “HCC.” Our reports, proxy statements and other information filed with the SEC can also be inspected and copied at the New York Stock Exchange, 20 Broad Street, New York, New York 10005.

We also make available on our website (http://www.warriormetcoal.com) all of the documents that we file with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our audit committee, compensation committee, nominating and corporate governance committee and environmental, health & safety committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office at 16243 Highway 216, Brookwood, Alabama 35444. Information contained on our website is not incorporated by reference into this Annual Report. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

Item 1A. Risk Factors
Our business involves substantial risks. Any of the risk factors described below or elsewhere in this Annual Report could significantly and adversely affect our business prospects, financial condition and results of operations. The risks described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem to be immaterial may also adversely affect us.
Risks Related to Our Business
We were formed for the purpose of purchasing and operating the core assets of Walter Energy’s Alabama mining operations pursuant to section 363 of the U.S. Bankruptcy Code and an order by the Bankruptcy Court and have a limited operating history.
The Asset Acquisition was consummated on March 31, 2016. Therefore, we have a limited performance record and operating history on a standalone basis, and, as a result, limited historical financial information upon which you can evaluate our operating performance, ability to implement and achieve our business strategy or ability to pay dividends, if any, in the future. We cannot assure you that we will be successful in implementing our business strategies or achieving our business objective.
Deterioration in global economic conditions as they relate to the steelmaking industry, as well as generally unfavorable global economic, financial and business conditions, may adversely affect our business, results of operations and cash flows.
Demand for met coal depends on domestic and foreign steel demand. As a result, if economic conditions in the global steelmaking industry deteriorate as they have in past years, the demand for met coal may decrease. In addition, the global financial markets have been experiencing volatility and disruption over the last several years. These markets have experienced, among other things, volatility in security prices, commodities and currencies, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. Weaknesses in global economic conditions have had an adverse effect and could have a material adverse effect on the demand for our met coal and, in turn, on our sales, pricing and profitability.
If met coal prices drop to or below levels experienced in 2015 and the first half of 2016 for a prolonged period or if there are further downturns in economic conditions, particularly in developing countries such as China and India, our business, financial condition or results of operations could be adversely affected. While we are focused on cost control and operational efficiencies, there can be no assurance that these actions, or any others we may take, will be sufficient in response to challenging economic and financial conditions. In addition, the recent increase in met coal prices may not be sustainable.
Our business may suffer as a result of a substantial or extended decline in met coal pricing or the failure of any recovery or stabilization of met coal prices to endure, as well as any substantial or extended decline in the demand for met coal and other factors beyond our control, which could negatively affect our operating results and cash flows.
Our profitability depends on the prices at which we sell our met coal, which are largely dependent on prevailing market prices. Market prices for met coal have been low in recent periods and the failure of any price recovery or stabilization to endure will negatively affect our operating cash flows. We have experienced significant price fluctuations in our met coal business, and we expect that such fluctuations will continue. For example, in the first quarter of 2016, the Australian HCC Benchmark settlement price fell to $81 per metric ton, while in late 2016 spot market prices passed $300 per metric ton with a first quarter 2017 Australian HCC Benchmark settlement price of $285 per metric ton. More recently, the spot market price as of January 22, 2018 was $224.10. Demand for, and therefore the price of, met coal is driven by a variety of factors, including, but not limited to, the following:

•	the domestic and foreign supply and demand for met coal;

•	the quantity and quality of met coal available from competitors;

•	the demand for and price of steel;

•	adverse weather, climatic and other natural conditions, including natural disasters;

•	domestic and foreign economic conditions, including slowdowns in domestic and foreign economies and financial markets;

•	global and regional political events;

•
domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes and changes in energy policy and energy conservation measures that could adversely affect the met coal industry; and

•	capacity, reliability, availability and cost of transportation and port facilities, and the proximity of available met coal to such transportation and port facilities.
The met coal industry also faces concerns with respect to oversupply from time to time, which could materially adversely affect our financial condition and results of operations. In addition, reductions in the demand for met coal caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) or less expensive substitutes for met coal and the use of steelmaking technologies that use less or no met coal can significantly adversely affect our financial results and impede growth. Our natural gas business is also subject to adverse changes in pricing due to, among other factors, changes in demand and competition from alternative energy sources.
Our customers are continually evaluating alternative steel production technologies which may reduce demand for our product.
Our product is primarily used as HCC for blast furnace steel producers. High-quality HCC commands a significant price premium over other forms of coal because of its value in use in blast furnaces for steel production. High-quality HCC is a scarce commodity and has specific physical and chemical properties which are necessary for efficient blast furnace operation. Alternative technologies are continually being investigated and developed with a view to reducing production costs or for other reasons, such as minimizing environmental or social impact. If competitive technologies emerge or are increasingly utilized that use other materials in place of our product or that diminish the required amount of our product, such as electric arc furnaces or pulverized coal injection processes, demand and price for our met coal might fall. Many of these alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost high-quality HCC. While conventional blast furnace technology has been the most economic large-scale steel production technology for a number of years, and while emergent technologies typically take many years to commercialize, there can be no assurance that over the longer term competitive technologies not reliant on HCC could emerge which could reduce demand and price premiums for HCC.
We sell most of our met coal under fixed supply contracts primarily with pricing terms that vary and volume terms of up to one year and are therefore exposed to commodity price risk on our sales.
Sales commitments in the met coal market are typically not long-term in nature and are generally no longer than one year in duration. Most met coal transactions in the U.S. are done on a calendar year basis, where both prices and volumes are fixed in the third and fourth quarter for the following calendar year. Globally the market is evolving to shorter term pricing. Beginning in the second quarter of 2017, the quarterly Australian HCC Benchmark pricing system was replaced by the Australian LV Index. Many of our met coal supply agreements that were priced on a quarterly basis are now priced on the basis of a variety of indices, where prices are determined on or before shipment by averaging the leading spot indexes reported in the market. As a result, our sales are subject to fluctuations in market pricing and we are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. Met coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future given the recent rapid increase. There can be no assurances we will be able to mitigate such conditions as they arise. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, results of operations, cash flows and ability to pay dividends to our stockholders.
The failure of our customers to honor or renew contracts could adversely affect our business.
A significant portion of the sales of our met coal is to customers with whom we have had a relationship for a long period of time. Typically, our customer contracts are for an annual term or are evergreen with respect to contracted volumes. The success of our business depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If our customers do not honor contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance during specified events beyond the parties’ control and we are unable to replace the contract, our revenues will be materially and adversely affected. Changes in the met coal industry may cause some of our customers not to renew, extend or enter into new met coal supply agreements or to enter into agreements to purchase fewer metric tons of met coal or on different terms than in the past.
Our ability to collect payments from our customers could be impaired and, as a result, our financial position could be materially and adversely affected if their creditworthiness deteriorates, if they declare bankruptcy, or if they fail to honor their contracts with us.
Our ability to receive payment for met coal sold and delivered depends on the continued creditworthiness and financial stability of our customers. If we determine that a customer is not creditworthy or if a customer declares bankruptcy, we may not be required to deliver met coal sold under the customer’s sales contract. If this occurs, we may decide to sell the customer’s met coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the met coal at all. In addition, if customers refuse to accept shipments of our met coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Further, competition with other met coal suppliers could cause us to extend credit to customers on terms that could increase the risk of payment default. Our inability to collect payment from counterparties to our sales contracts may materially adversely affect our business, financial condition, results of operations and cash flows.
A significant reduction of, or loss of, purchases by our largest customers could materially adversely affect our profitability.
For the year ended December 31, 2017, we derived approximately 53% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our met coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing met coal from us, reduce the quantity of met coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our met coal due to market, economic or competitive conditions. If any of our major customers were to significantly reduce the quantities of met coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell met coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
Substantially all of our revenues are derived from the sale of met coal. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows.
We rely on the met coal production from our two active met coal mines for substantially all of our revenues. For the year ended December 31, 2017, revenues from the sale of met coal accounted for approximately 96.1% of our total revenues. As noted above, demand for met coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. When steel prices are lower, the prices that we charge steelmaking customers for our met coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to met coal.
All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area.
All of our mining operations are geographically concentrated in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions in production caused by significant governmental regulation, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, curtailment of production, extreme weather conditions, natural disasters or interruption of transportation or other events that impact Alabama or its surrounding areas. If any of these factors were to impact Alabama more than other met coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies with operations in unaffected regions or that have a more geographically diversified asset portfolio.

Met coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline.
Our mining operations, including our preparation and transportation infrastructure, are subject to inherent hazards and operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time. Specifically, underground mining and related processing activities present risks of injury to persons and damage to property and equipment. In addition, met coal mining is dependent upon a number of conditions beyond our control that can disrupt operations and/or affect our costs and production schedules at particular mines. These risks, hazards and conditions include, but are not limited to:

•
variations in geological conditions, such as the thickness of the met coal seam and amount of rock embedded in the met coal deposit and variations in rock and other natural materials overlying the met coal deposit, that could affect the stability of the roof and the side walls of the mine;

•	mining, process and equipment or mechanical failures, unexpected maintenance problems and delays in moving longwall equipment;

•
adverse weather and natural disasters, such as heavy rains or snow, forest fires, flooding and other natural events, including seismic activities, ground failures, rock bursts or structural cave-ins or slides, affecting our operations or transportation to our customers;

•	railroad delays or derailments;

•	environmental hazards, such as subsidence and excess water ingress;

•	delays and difficulties in acquiring, maintaining or renewing necessary permits or mining rights;

•	availability of adequate skilled employees and other labor relations matters;

•	security breaches or terroristic acts;

•
unexpected mine accidents, including rock-falls and explosions caused by the ignition of met coal dust, natural gas or other explosive sources at our mine sites or fires caused by the spontaneous combustion of met coal or similar mining accidents;

•	competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as natural gas extraction or oil and gas development; and

•	other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
These risks and conditions could result in damage to or the destruction of our mineral properties, equipment or production facilities, personal injury or death, environmental damage, delays in mining, regulatory investigations, actions and penalties, repair and remediation costs, monetary losses and legal liability. In addition, a significant mine accident could potentially cause a suspension of operations or a complete mine shutdown. Our insurance coverage may not be available or sufficient to fully cover claims that may arise from these risks and conditions.
We have also seen adverse geological conditions in the mines, such as variations in met coal seam thickness, variations in the competency and make-up of the roof strata, fault-related discontinuities in the met coal seam and the potential for ingress of excessive amounts of natural gas or water. Such adverse conditions may increase our cost of sales and reduce our profitability, and may cause us to decide to close a mine. Any of these risks or conditions could have a negative impact on our financial condition, results of operations and cash flows.
In addition, if any of the foregoing changes, conditions or events occurs and is not excusable as a force majeure event, any resulting failure on our part to deliver met coal to the purchaser under our contracts could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The historical Predecessor financial information that we have included in this Annual Report may not be representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.
The combined financial statements of our Predecessor that we have included in this Annual Report have been presented, in part, on a combined basis and include the historical accounts of the acquired assets and liabilities assumed which were carved out from Walter Energy’s consolidated financial statements using the historical results of operations, cash flows, assets and liabilities of the Predecessor and include allocations of expenses on the basis of the Predecessor’s relative headcount and total assets to that of Walter Energy. As a result, our historical Predecessor financial statements may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been an independent, stand-alone entity during the periods presented or those that we will achieve in the future. We urge you to carefully consider the basis on which the historical financial information included herein was prepared and presented. For additional information, see “Part II, Item 6. Selected Financial Data” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and related notes thereto included elsewhere in this Annual Report.
If we fail to implement our business strategies successfully, our financial performance could be harmed.
Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategies. We may not be able to implement our business strategies successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service any debt we incur in the future may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategies, including any decision to develop our Blue Creek Energy Mine, could also be affected by a number of factors beyond our control, such as global economic conditions, met coal prices, domestic and foreign steel demand, and environmental, health and safety laws and regulations.
A key element of our business strategy involves increasing production at our existing mines and the potential expansion into our Blue Creek Energy Mine recoverable reserves in a cost efficient manner should market conditions warrant such expansion. As we expand our business activities, there will be additional demands on our financial, technical, operational and management resources. These aspects of our strategy are subject to numerous risks and uncertainties, including:

•	an inability to retain or hire experienced crews and other personnel and other labor relations matters;

•	a lack of customer demand for our mined met coal;

•	an inability to secure necessary equipment, raw materials or engineering in a timely manner to successfully execute our expansion plans;

•
unanticipated delays that could limit or defer the production or expansion of our mining activities and jeopardize our long term relationships with our existing customers and adversely affect our ability to obtain new customers for our mined met coal; and

•	a lack of available cash or access to sufficient debt or equity financing for investment in our expansion.
Our business is subject to inherent risks, some for which we maintain third party insurance. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows.
We maintain insurance policies that provide limited coverage for some, but not all, potential risks and liabilities associated with our business. We may not obtain insurance if we believe the cost of available insurance is excessive relative to the risks presented. As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain environmental, contamination and pollution risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.

We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation and black lung liabilities, or we are pursued for applicable sanctions, costs and liabilities, our operations and profitability could be adversely affected. Certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under federal law and are insured beginning April 1, 2016 for claims made by or on behalf of any of our employees. As a result of our limited operating history as a stand-alone company, the Department of Labor required us to provide insurance coverage rather than be self-insured for these obligations for a minimum of three years from March 31, 2016.
We are responsible for medical and disability benefits for black lung disease under federal law. We assumed certain historical self-insured black lung liabilities of Walter Energy and its subsidiaries incurred prior to April 1, 2016 in connection with the Asset Acquisition. We are self-insured for these black lung liabilities and have posted certain collateral with Department of Labor as described below. Changes in the estimated claims to be paid or changes in the amount of collateral required by the Department of Labor may have a greater impact on our profitability and cash flows in the future.
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the Asset Acquisition for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the Department of Labor requiring us to post $17.5 million in Treasury bills as collateral in addition to maintaining a black lung trust of $4.0 million that was acquired in the Asset Acquisition. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2017 were $31.9 million (net of the black lung trust). In future years, the Department of Labor could require us to increase the amount of the collateral which could negatively impact our cash flows.
Defects in title of any real property or leasehold interests in our properties or associated met coal reserves could limit our ability to mine or develop these properties or result in significant unanticipated costs.
All of our mining operations are conducted on properties owned or leased by us. Our right to mine our met coal reserves may be materially adversely affected by defects in title or boundaries or if our property interests are subject to superior property rights of third parties. We do not have title insurance for any of our real property or leasehold interests and, as part of the Asset Acquisition, we did not independently verify title to our leased properties or associated met coal reserves. Any challenge to our title or leasehold interests could delay the mining of the property, result in the loss of some or all of our interest in the property or met coal reserves and increase our costs. In order to conduct our mining operations on properties where these defects exist, we may incur unanticipated costs perfecting title. In addition, if we mine or conduct our operations on property that we do not own or lease, we could incur civil damages or liabilities for such mining operations and be subject to conversion, negligence, trespass, regulatory sanction and penalties. Some leases have minimum production requirements or require us to commence mining operations in a specified term to retain the lease. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.
We face uncertainties in estimating our proven and probable met coal reserves, and inaccuracies in our estimates of our met coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable met coal reserves. Reserve estimates are based on a number of sources of information, including engineering, geological, mining and property control maps and data, our operational experience of historical production from similar areas with similar conditions and assumptions governing future pricing and operational costs. We update our estimates of the quantity and quality of proven and probable met coal reserves at least annually to reflect the production of met coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating met coal quantities, qualities and costs to mine, including many factors beyond our control, such as the following:

•	geological and mining conditions, including faults in the met coal seam;

•	historical production from the area compared with production from other producing areas;

•	the percentage of met coal ultimately recoverable;

•	the assumed effects of regulations and taxes and other payments to governmental agencies;

•	our ability to obtain, maintain and renew all required permits;

•	future improvements in mining technology;

•	assumptions concerning the timing of the development of the reserves; and

•
assumptions concerning equipment and operational productivity, future met coal prices, operating costs, including those for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.

Each of these factors may vary considerably from the assumptions used in estimating the reserves. As a result, estimates of the quantities and qualities of economically recoverable met coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers or by the same engineers at different times may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations may vary materially from estimates. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower than expected revenues and/or higher than expected costs.
Our inability to develop met coal reserves in an economically feasible manner or our inability to acquire additional met coal reserves that are economically recoverable may adversely affect our business.
Our long-term profitability depends in part on our ability to cost-effectively mine and process met coal reserves that possess the quality characteristics desired by our customers. As we mine, our met coal reserves decline. As a result, our future success depends upon our ability to develop or acquire additional met coal reserves that are economically recoverable to replace the reserves that we produce. Coal is economically recoverable when the price at which our met coal can be sold exceeds the costs and expenses of mining and selling such met coal. We may not be able to obtain adequate economically recoverable replacement reserves when we require them and, even if available, such reserves may not be at favorable prices or we may not be capable of mining those reserves at costs that are comparable to our existing met coal reserves. Our ability to develop or acquire met coal reserves in the future may also be limited by the availability of cash from our operations or financing under our existing or future financing arrangements, as well as certain restrictions under such arrangements. If we are unable to develop or acquire replacement reserves, our future production may decrease significantly as existing reserves are depleted and this may have a material adverse impact on our cash flows, financial position and results of operations.
We may be unsuccessful in integrating the operations of any future acquisitions, including acquisitions involving new lines of business, with our existing operations, and in realizing all or any part of the anticipated benefits of any such acquisitions.
From time to time, we may evaluate and acquire assets and businesses that we believe complement our existing assets and business. The assets and businesses we acquire may be dissimilar from our existing lines of business. Acquisitions may require substantial capital or the incurrence of substantial indebtedness. Our capitalization and results of operations may change significantly as a result of future acquisitions. Acquisitions and business expansions involve numerous risks, including the following:

•	difficulties in the integration of the assets and operations of the acquired businesses;

•	inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas;

•	the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; and

•	the diversion of management’s attention from other operations.
Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar, and may lead to increased litigation and regulatory risk. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.
Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.
Mining companies must obtain numerous permits that impose strict regulations on various environmental and operational matters in connection with met coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow and profitability.
If transportation for our met coal is disrupted, unavailable or more expensive for our customers, our ability to sell met coal could suffer.
Transportation costs represent a significant portion of the total cost of met coal to be delivered to our customers and, as a result, the cost of delivery is a factor in a customer’s purchasing decision. Overall price increases in our transportation costs could make our met coal less competitive with the same or alternative products from competitors with lower transportation costs. We typically depend upon overland conveyor, trucks, rail or barges to transport our products. Disruption or delays of any of these transportation services due to weather related problems, which are variable and unpredictable, strikes or lock-outs, accidents, infrastructure damage, governmental regulation, third-party actions, lack of capacity or other events beyond our control could impair our ability to supply our products to our customers and result in lost sales and reduced profitability. In addition, increases in transportation costs resulting from emission control requirements and fluctuations in the price of gasoline and diesel fuel, could make met coal produced in one region of the United States less competitive than met coal produced in other regions of the United States or abroad.
All of our met coal mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk. In addition, the majority of the met coal produced by our underground mining operations is sold to met coal customers who typically arrange and pay for transportation from the state-run docks at the Port of Mobile, Alabama to the point of use. As a result, disruption at the docks, port congestion and delayed met coal shipments may result in demurrage fees to us. If this disruption were to persist over an extended period of time, demurrage costs could significantly impact our profits. In addition, there are limited cost effective alternatives to the port. The cost of securing additional facilities and services of this nature could significantly increase transportation and other costs. An interruption of rail or port services could significantly limit our ability to operate and, to the extent that alternate sources of port and rail services are unavailable or not available on commercially reasonable terms, could increase transportation and port costs significantly. Further, delays of ocean vessels could affect our revenues, costs and relative competitiveness compared to the supply of met coal and other products from our competitors.
Any significant downtime of our major pieces of mining equipment could impair our ability to supply met coal to our customers and materially and adversely affect our results of operations and cash flows.
We depend on several major pieces of mining equipment to produce and transport our met coal, including, but not limited to, longwall mining systems, continuous mining units, our preparation plant and blending facilities, and conveyors. Obtaining or repairing these major pieces of mining equipment often involves long lead times. If any of these pieces of equipment or facilities suffer major damage or are destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport met coal and materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, MSHA and other regulatory agencies sometimes make changes with regards to requirements for pieces of equipment. For example, in 2015, MSHA promulgated a new regulation requiring the implementation of proximity detection devices on all continuous mining machines. Such changes could cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.
If either our preparation plant or river barge load-out facilities, or those of a third party processing or loading our met coal, suffer extended downtime, including major damage, or are destroyed, our ability to process and deliver met coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition and cash flows.
Our business is subject to the risk of increases or fluctuations in the cost, and delay in the delivery, of raw materials, mining equipment and purchased components.
Met coal mining consumes large quantities of commodities including steel, copper, rubber products and liquid fuels and requires the use of capital equipment. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations could impact our mining operations costs because we may have a limited ability to negotiate lower prices and, in some cases, may not have a ready substitute.
We use equipment in our met coal mining and transportation operations such as continuous mining units, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. We procure some of this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, if any of our suppliers experiences an adverse event, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be materially adversely impacted.
We use considerable quantities of steel in the mining process. If the price of steel or other materials increases substantially or if the value of the U.S. dollar declines relative to foreign currencies with respect to certain imported supplies or other products, our operating expenses could increase. Any of the foregoing events could materially and adversely impact our business, financial condition, results of operations and cash flows.
Our business may require substantial ongoing capital expenditures, and we may not have access to the capital required to reach full productive capacity at our mines.
Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery, facilities and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our existing mines or to develop the high-quality met coal recoverable reserves at our Blue Creek Energy Mine in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our current or projected timelines, and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition may be materially adversely affected if we cannot make such capital expenditures.
To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell equity securities. Using cash from operations will reduce cash available for maintaining or increasing our operations activities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings, on the other hand, may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control. If cash flow generated by our operations or available borrowings under our bank financing arrangements are insufficient to meet our capital requirements and we are unable to access the capital markets on acceptable terms or at all, we could be forced to curtail the expansion of our existing mines and the development of our properties, which, in turn, could lead to a decline in our production and could materially and adversely affect our business, financial condition and results of operations.

Work stoppages, labor shortages and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs.
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2017, 69% of our employees were represented by the UMWA. In connection with the Asset Acquisition, we negotiated a new initial CBA with the UMWA (the “UMWA CBA”), which was ratified by UMWA’s members on February 16, 2016 and has a five-year term. If we are unable to negotiate the renewal of the UMWA CBA before its expiration date, our operations and our profitability could be adversely affected. Future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.
We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.
Efficient met coal mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers and supervisors. The demand for skilled employees sometimes causes a significant constriction of the labor supply resulting in higher labor costs. When met coal producers compete for skilled miners, recruiting challenges can occur and employee turnover rates can increase, which negatively affect operating efficiency and costs. If a shortage of skilled workers exists and we are unable to train or retain the necessary number of miners, it could adversely affect our productivity, costs and ability to expand production.
Our executive officers and other key personnel are important to our success and the loss of one or more of these individuals could harm our business.
Our executive officers and other key personnel have significant experience in the met coal or other commodity businesses and the loss of certain of these individuals could harm our business. Moreover, there may be a limited number of persons with the requisite experience and skills to serve in our senior management positions. Although we have been successful in attracting qualified individuals for key management and corporate positions in the past, there can be no assurance that we will continue to be successful in attracting and retaining a sufficient number of qualified personnel in the future or that we will be able to do so on acceptable terms. The loss of key management personnel could harm our ability to successfully manage our business functions, prevent us from executing our business strategy and have a material adverse effect on our results of operations and cash flows.
Significant competition, as well as changes in foreign markets or economies, could harm our sales, profitability and cash flows.
We compete with other producers primarily on the basis of price, met coal quality, transportation costs and reliability of delivery. The consolidation of the global met coal industry over the last several years has contributed to increased competition among met coal producers and we cannot assure you that the result of current or further consolidation will not adversely affect us. In addition, some of our global competitors have significantly greater financial resources and/or a broader portfolio of coals than we do, and in recent periods a number of our competitors idled production in light of lower met coal prices in 2015 and the first half of 2016. The production that was idled by our competitors may restart and may affect domestic and foreign met coal supply into the seaborne market and associated prices and impact our ability to retain or attract met coal customers.
Further, potential changes to international trade agreements, trade concessions, foreign currency fluctuations or other political and economic arrangements may benefit met coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, increases in met coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. Overcapacity and increased production within the met coal industry, both domestically and internationally, could materially reduce met coal demand and prices and therefore materially reduce our revenues and profitability. In addition, our ability to ship our met coal to international customers depends on port and transportation capacity. Increased competition within the domestic met coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, as well as transport capacity, could cause the rates for such services to increase to a point where it is not economically feasible to export our met coal.
The general economic conditions in foreign markets and changes in currency exchange rates are factors outside of our control that may affect international met coal prices. If our competitors’ currencies decline against the U.S. dollar or against our customers’ currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, on which our sales contracts are based, those customers may seek decreased prices for the met coal that we sell to them. These factors, in addition to adversely affecting the competitiveness of our met coal in international markets, may also negatively impact our collection of trade receivables from our customers and could reduce our profitability or result in lower met coal sales.
Our sales in foreign jurisdictions are subject to risks and uncertainties that may have a negative impact on our profitability.
Substantially all of our met coal sales consist of sales to international customers and we expect that international sales will continue to account for a substantial portion of our revenue. A number of foreign countries in which we sell our met coal implicate additional risks and uncertainties due to the different economic, cultural and political environments. Such risks and uncertainties include, but are not limited to:

•	longer sales-cycles and time to collection;

•	tariffs, international trade barriers and export license requirements;

•	fewer or less certain legal protections for contract rights;

•	different and changing legal and regulatory requirements;

•	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;

•	government currency controls;

•	fluctuations in foreign currency exchange and interest rates; and

•	political and economic instability, changes, hostilities and other disruptions, as well as unexpected changes in diplomatic and trade relationships.
Negative developments in any of these factors in the foreign markets into which we sell our met coal could result in a reduction in demand for met coal, the cancellation or delay of orders already placed, difficulty in collecting receivables, higher costs of doing business and/or non-compliance with legal and regulatory requirements, each or any of which could materially adversely impact our cash flows, results of operations and profitability.
In addition, access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. Although there are currently no significant trade barriers existing or impending of which we are aware that do, or could, materially affect our access to certain markets, there can be no assurance that our access to these markets will not be restricted in the future. An inability for U.S. met coal suppliers to access international markets would likely result in an oversupply of met coal in the domestic market, resulting in a decrease in prices.
Extensive environmental, health and safety laws and regulations impose significant costs on our operations and future regulations could increase those costs, limit our ability to produce or adversely affect the demand for our products.
Our businesses are subject to numerous federal, state and local laws and regulations with respect to matters such as:

•	permitting and licensing requirements;

•	employee health and safety, including occupational and mine health and safety;

•	workers’ compensation;

•	black lung disease;

•	reclamation and restoration of property; and

•
environmental laws and regulations, including those related to greenhouse gases and climate change, air quality, water quality, stream and surface water quality and protection, management of materials generated by mining operations, the storage, treatment and disposal of wastes, protection of plant and wildlife such as endangered species, protection of wetlands and remediation of contaminated soil and groundwater.

In addition, the coal industry in the U.S. is affected by significant legislation mandating certain benefits for current and retired coal miners. Compliance with these requirements imposes significant costs on us and can result in reduced productivity. Moreover, the possibility exists that new health and safety legislation and/or regulations may be adopted and/or orders may be entered that may materially and adversely affect our mining operations. We must compensate employees for work-related injuries. If we do not make adequate provisions for our workers’ compensation liabilities, it could harm our future operating results. In addition, the erosion through tort liability of the protections we are currently provided by workers’ compensation laws could increase our liability for work-related injuries and materially and adversely affect our operating results.
 Compliance with applicable federal, state and local laws and regulations may be costly and time-consuming and may delay commencement or interrupt continuation of exploration or production at one or more of our operations. These laws are constantly evolving and may become increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations), could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or, along with analogous foreign laws and regulations, our customers’ ability to use our products.
Due in part to the extensive and comprehensive regulatory requirements, along with changing interpretations of these requirements, violations of applicable federal, state and local laws and regulations occur from time to time in our industry and at our operations. Changes in the law may require an unprecedented compliance effort on our part, could divert management’s attention, and may require significant expenditures. To the extent that these expenditures, as with all costs, are not ultimately reflected in the prices of our products and services, operating results will be detrimentally impacted. We believe that our major North American competitors are confronted by substantially similar conditions and thus do not believe that our relative position with regard to such competitors is materially affected by the impact of safety and environmental laws and regulations. However, the costs and operating restrictions necessary for compliance with safety and environmental laws and regulations, which is a major cost consideration for our operations, may have an adverse effect on our competitive position with regard to foreign producers and operators who may not be required to undertake equivalent costs in their operations. In addition, the specific impact on each competitor may vary depending on a number of factors, including the age and location of its operating facilities, applicable state legislation and its production methods.
Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, federal, state or local regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.
The Mine Act and the MINER Act impose stringent health and safety standards on mining operations. Regulations that have been adopted under the Mine Act and MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mining personnel, mining procedure, the equipment used in emergency procedures, and other matters. Alabama has a similar program for mine safety and health regulation and enforcement. The various requirements mandated by law or regulation can place restrictions on our methods of operations, and potentially lead to fees and civil penalties for the violation of such requirements, creating a significant effect on operating costs and productivity.
In addition, federal, state or local regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our met coal sales contracts generally permit us to issue force majeure notices, which suspend our obligations to deliver met coal under these contracts; however, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase met coal from third-party sources, if available, to fulfill these obligations or incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, and the extension of time for delivery or terminate customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.

 Increased focus by regulatory authorities on the effects of coal mining on the environment and recent regulatory developments related to coal mining operations could make it more difficult or increase our costs to receive new permits or to comply with our existing permits to mine met coal or otherwise adversely affect us.
Regulatory agencies are increasingly focused on the effects of coal mining on the environment, particularly relating to water quality, which has resulted in more rigorous permitting requirements and enforcement efforts. See “Part I, Item 1. Business-Environmental and Regulatory Matters” for a detailed discussion of these regulations and programs.
The SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Among other requirements, the SMCRA provides that the applicable regulatory authority may not issue a permit unless the operation has been designed to prevent material damage to the hydrologic balance outside the permit area. In 1983, the OSM issued rules providing that no land within 100 feet of a stream shall be disturbed by surface mining activities, unless specifically authorized by the regulatory authority. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule now apply, including OSM’s 1983 rule. It remains unclear whether and how additional actions by the Trump Administration could further impact regulatory or enforcement activities pursuant to the SMCRA.
Section 404 of the Clean Water Act (“CWA”) requires mining companies to obtain USACE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other met coal mining companies, our construction and mining activities require Section 404 permits. The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the CWA has been the subject of many court cases and increased regulatory oversight, resulting in additional permitting requirements that are expected to delay or even prevent the opening of new mines. Stringent water quality standards for materials such as selenium have recently been issued. We have begun to incorporate these new requirements into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.
Additionally, in January 2011, the EPA rescinded a federal CWA permit held by another coal mining company for a surface mine in Appalachia citing associated environmental damage and degradation. On April 23, 2013, the D.C. Circuit ruled that the EPA has the power under the CWA to retroactively veto a Section 404 dredge and fill permit “whenever” it makes a determination about certain adverse effects, even years after the USACE has granted the permit to an applicant. On March 24, 2014, the U.S. Supreme Court denied petitions for review. Subsequently, on July 19, 2016, the D.C. Circuit affirmed the district court’s further ruling that the EPA’s decision to withdraw approval for disposal sites satisfied administrative requirements. The D.C. Circuit held that the EPA’s ex post withdrawal was a product of its broad veto authority under the CWA, not a procedural defect. While our operations are not directly impacted by this ruling, it could be an indication that other surface mining water permits could be subject to more substantial review in the future.
Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, in response to a 2006 Supreme Court decision discussing the scope of CWA jurisdiction, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules may expand the scope of CWA jurisdiction, making more waters subject to the CWA's permitting and other requirements in the case of discharges. Following its promulgation, numerous industry groups, states, and environmental groups challenged the rules. On October 9, 2015, a federal appeals court stayed the rules’ implementation nationwide, but it is expected to lift the stay in response to a January 22, 2018 decision by the Supreme Court that the appeals court lacked jurisdiction to decide the matter. Further, on February 28, 2017, President Trump signed an executive order directing the relevant executive agencies to review the rules and to conduct notice and comment rulemaking to rescind or revise them, as appropriate under the stated policies of protecting navigable waters from pollution while promoting economic growth, reducing uncertainty, and showing due regard for Congress and the states. On July 27, 2017, the EPA and the USACE published a proposed rule to rescind the 2015 rules and, on February 6, 2018, in response to the January 2018 Supreme Court decision, the agencies published a final rule to maintain the status quo (the pre-2015 rules) through February 6, 2020 pending the agencies' review of the 2015 rules. Multiple states and environmental groups have filed challenges to this delay. It remains unclear whether and how the rules will be implemented, what litigation may result, and whether changes proposed by the Trump Administration could further impact regulatory developments in this area.
It is unknown what future changes will be implemented to the permitting review and issuance process or to other aspects of mining operations, but increased regulatory focus, future laws and judicial decisions could materially and adversely affect all coal mining companies. In addition, the public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of mining activities.
In each jurisdiction in which we operate, we could incur additional permitting and operating costs, may be unable to obtain new permits or maintain existing permits and could incur fines, penalties and other costs, any of which could materially adversely affect our business. If met coal mining methods are limited or prohibited, it could significantly increase our operational costs and make it more difficult to economically recover a significant portion of our reserves. In the event that we cannot increase the price we charge for met coal to cover the higher production costs without reducing customer demand for our met coal, there could be a material adverse effect on our financial condition and results of operations. In addition, increased public focus on the environmental, health and aesthetic impacts of coal mining could harm our reputation and reduce demand for met coal.
Regulation of greenhouse gas emissions could increase our operating costs and impact the demand for, price of and value of our products.
Climate change continues to attract public and scientific attention, and increasing attention by government as well as private businesses is being paid to reducing GHG emissions. There are three primary sources of GHGs associated with the met coal industry. First, the end use of our met coal by our customers in steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in met coal production and to transport our met coal to our customers is a source of GHGs. Third, met coal mining itself can release methane, which is considered to be a more potent GHG than CO2, directly into the atmosphere. These emissions from met coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate.
There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including international treaty commitments, new foreign, federal and state legislation that may impose a carbon emissions tax or establish a “cap and trade” program, and regulation by the EPA. See “Part I, Item 1. Business—Environmental and Regulatory Matters—Climate Change” for a detailed discussion of these regulations and programs.
The existing laws and regulations or other current and future efforts to stabilize or reduce GHG emissions could adversely impact the demand for, price of and value of our products and reserves. As our operations also emit GHGs directly, current or future laws or regulations limiting GHG emissions could increase our own costs. For example, methane must be expelled from our underground met coal mines for mining safety reasons. Methane has a greater GHG effect than carbon dioxide. Although our natural gas operations capture methane from our underground met coal mines, some methane is vented into the atmosphere when the met coal is mined. In June 2010, Earthjustice petitioned the EPA to make a finding that emissions from coal mines may reasonably be anticipated to endanger public health and welfare, and to list them as a stationary source subject to further regulation of emissions. On April 30, 2013, the EPA denied the petition. Judicial challenges seeking to force the EPA to list coal mines as stationary sources have likewise been unsuccessful to date. If the EPA were to make an endangerment finding in the future, we may have to further reduce our methane emissions, install additional air pollution controls, pay certain taxes or fees for our emissions, incur costs to purchase credits that permit us to continue operations as they now exist at our underground met coal mines or perhaps curtail met coal production. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material. Also, while President Trump signed an executive order on March 28, 2017 directing the EPA and other executive agencies to review their existing regulations, orders, guidance documents and policies that unnecessarily obstruct, delay, curtail or otherwise impose significant costs on the development of energy resources, it remains unclear how and to what extent these executive actions and subsequent agency actions will impact the regulation of GHG emissions at the federal level.
In addition, there have also been efforts in recent years to influence the investment community, including investment advisors and certain sovereign wealth, pension and endowment funds promoting divestment of fossil fuel equities and pressuring lenders to limit funding to companies engaged in the extraction of fossil fuel reserves. Such environmental activism and initiatives aimed at limiting climate change and reducing air pollution could interfere with our business activities, operations and ability to access capital.
In addition, claims have been made against certain companies alleging that GHG emissions constitute a public nuisance under federal and/or state common law. Private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While we are not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.

Further, climate change may cause more extreme weather conditions such as more intense hurricanes, thunderstorms, tornadoes and snow or ice storms, as well as rising sea levels and increased volatility in seasonal temperatures. Extreme weather conditions can interfere with our services and increase our costs, and damage resulting from extreme weather may not be fully insured. However, at this time, we are unable to determine the extent to which climate change may lead to increased storm or weather hazards affecting our operations.
Our operations may impact the environment or cause exposure to hazardous substances and our properties may have environmental contamination, which could result in material liabilities to us.
Our operations currently use hazardous materials from time to time. We could become subject to claims for toxic torts, natural resource damages and other damages as well as for the investigation and cleanup of soil, surface water, groundwater and other media. Such claims may arise, for example, out of conditions at sites that we currently own or operate, as well as at sites that we previously owned or operated, or may acquire. Our liability for such claims may be joint and several, so that we may be held responsible for more than our share of the contamination or other damages, or even for the entire amount of damages assessed.
We maintain extensive met coal refuse areas and slurry impoundments at our mining complexes. Such areas and impoundments are subject to comprehensive regulation. Slurry impoundments have been known to fail, releasing large volumes of met coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the met coal slurry reaches, as well as create liability for related personal injuries, property damages and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and the assessment of damages arising out of such failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for related fines and penalties.
Drainage flowing from or caused by mining activities can be acidic with elevated levels of dissolved metals, a condition referred to as AMD. Treatment of AMD can be costly. Although we do not currently face material costs associated with AMD, it is possible that we could incur significant costs in the future.
 These and other similar unforeseen impacts that our operations may have on the environment, as well as exposures to hazardous substances or wastes associated with our operations, could result in costs and liabilities that could materially and adversely affect us. See also “Part I, Item 1. Business—Environmental and Regulatory Matters.”
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease met coal.
Federal and state laws require us to obtain surety bonds or post other financial security to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation and black lung benefits costs, coal leases and other obligations. The amount of security required to be obtained can change as the result of new federal or state laws, as well as changes to the factors used to calculate the bonding or security amounts. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees or additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required by state and federal law to have these bonds or other acceptable security in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease met coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.
We have reclamation and mine closing obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated.
The SMCRA establishes operational, reclamation and closure standards for our mining operations. Alabama has a state law counterpart to SMCRA. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proven reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be materially adversely affected. We are also required to post bonds for the cost of coal mine reclamation.

We and our owners and controllers are subject to the Applicant Violator System.
Under SMCRA and its state law counterparts, all coal mining applications must include mandatory “ownership and control” information, which generally includes listing the names of our officers and directors, and our principal stockholders owning 10% or more of our voting shares, among others. Ownership and control reporting requirements are designed to allow regulatory review of any entities or persons deemed to have ownership or control of a coal mine, and bars the granting of a coal mining permit to any applicant who, or whose owner or controller, has unabated or uncorrected violations.
A federal database, known as the Applicant Violator System, is maintained for this purpose. Certain relationships are presumed to constitute ownership or control, including the following: being an officer or director of an entity; being the operator of the coal mining operation; having the ability to commit the financial or real property assets or working resources of the permittee or operator; based on the instruments of ownership or the voting securities of a corporate entity, owning of record 10% or more of the mining operator, among others. This presumption, in most cases, can be rebutted where the person or entity can demonstrate that it in fact does not or did not have authority directly or indirectly to determine the manner in which the relevant coal mining operation is conducted. An ownership and control notice must be filed by us each time an entity obtains a 10% or greater interest in us. If we have unabated violations of SMCRA or its state law counterparts, have a coal mining permit suspended or revoked, or forfeit a reclamation bond, we and our “owners and controllers,” as discussed above, may be prohibited from obtaining new coal mining permits, or amendments to existing permits, until such violations of law are corrected. This is known as being “permit-blocked.” Additionally, if an “owner or controller” of us is an “owner or controller” of another mining company, then, as such, we could be permit-blocked based upon the violations of or permit-blocked status of such an “owner or controller” of us.
We may be subject to litigation, the disposition of which could negatively affect our profitability and cash flow in a particular period, or have a material adverse effect on our business, financial condition and results of operations.
Our profitability or cash flow in a particular period could be affected by an adverse ruling in any litigation that may be filed against us in the future. In addition, such litigation could have a material adverse effect on our business, financial condition and results of operations. See “Part I, Item 3. Legal Proceedings.”
We are a holding company and rely on dividends and other payments, advances and transfers of funds from our subsidiaries to meet any dividend and other obligations.
We are a holding company with no direct operations and no material assets other than our direct ownership of 100% of the equity interests of Warrior Met Coal Intermediate Holdco, LLC, our wholly-owned holding company, through which we indirectly hold our operating subsidiaries. As a result of this structure, our cash flow and ability to meet our obligations or to pay any dividends on our common stock depend significantly on the cash flows of our subsidiaries and the payment of funds by our subsidiaries to us in the form of dividends, loans and other payments. The ability of our subsidiaries to make such payments or loans to us, however, depends on their earnings and available assets, the terms of our ABL Facility, the indenture governing our 8.00% Senior Secured Notes due 2024 (the "Notes") and of any future agreements that may govern the indebtedness of our subsidiaries, and legal restrictions applicable to our subsidiaries, and could be affected by a claim or other action by a third party, including a creditor. To the extent we need funds and any of our subsidiaries are restricted from making such distributions under applicable law or regulation or under the terms of their financing arrangements, or they are otherwise unable to provide such funds, our liquidity and financial condition could be materially adversely affected.
We have a substantial amount of indebtedness. Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments on the Notes.
As of December 31, 2017, we had approximately $345.9 million of outstanding indebtedness (consisting of $350.0 million of Notes, net of $7.8 million in unamortized debt discount, and a $3.7 million promissory note), all of which are secured, and $100.0 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
Our substantial indebtedness could have important consequences for us. For example, it could:

•	restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities;

•	cause us to make non-strategic divestitures;

•
require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes, including the payment of quarterly dividends or any special dividends, as well as engaging in any stock repurchases;

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
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.
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
As of December 31, 2017, we had approximately $345.9 million of total debt outstanding (consisting of $350.0 million of Notes, net of $7.8 million in unamortized debt discount, and a promissory note in the amount of $3.7 million). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2017, we had $100.0 million of availability under our ABL Facility. Although covenants under the indenture governing the Notes and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the indenture governing the Notes and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
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
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
Borrowings under our ABL Facility are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or our deferred tax assets.
In connection with the Asset Acquisition consummated on March 31, 2016, we acquired deferred tax assets primarily associated with NOLs attributable to Walter Energy’s write-off of its investment in Walter Energy Canada Holdings, Inc. As a result of our history of losses and other factors, a valuation allowance has been recorded against our deferred tax assets, including our NOLs. A valuation allowance was established on our opening balance sheet at April 1, 2016 because it was more likely than not that a portion of the acquired deferred tax assets would not be realized in the future. Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority, and could necessitate a change in our valuation allowance or our liability for income taxes. In addition, we have a limited operating history as a new standalone company, have incurred additional operating losses since the Asset Acquisition and have recorded additional deferred tax assets and valuation allowances with respect thereto. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. At December 31, 2017 (Successor), we had a valuation allowance of $312.5 million against all federal and state NOLs and gross deferred tax assets not expected to provide future tax benefits. Under the Internal Revenue Code of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. At December 31, 2017 (Successor), we had federal and state NOLs, in each case, of approximately $1.6 billion (after giving effect to the downward adjustment to our NOLs resulting from the favorable private letter ruling described below and current year utilization). These NOLs and our other gross deferred tax assets collectively represent a deferred tax asset of approximately $429.1 million, before reduction for the valuation allowance described above.
Our NOLs are subject to adjustment on audit by the Internal Revenue Service (the “IRS”) and state authorities. The IRS has not audited any of the tax returns for any of the years in which the losses giving rise to the NOLs were generated. Were the IRS to challenge the size or availability of our NOLs and prevail in such challenge, all or a portion of our NOLs, or our ability to utilize our NOLs to offset any future taxable income, may be impaired, which could have a significant negative impact on our financial condition, results of operations and cash flows.
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
On September 18, 2017, the IRS issued to us a private letter ruling, which favorably resolved these uncertainties. Based on such private letter ruling, we believe that there is no current limitation under Section 382 on the utilization of our NOLs to shield our income from federal taxation. The private letter ruling was issued based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings provided to the IRS by us. If any of these material facts, assumptions, representations, statements or undertakings are, or become, incorrect, inaccurate or incomplete, the private letter ruling may be invalidated and our ability to rely on the conclusions reached therein could be jeopardized.
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
Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions. Accordingly, this may impact the market price of our common stock.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions that may cause an ownership shift. In doing so we expect to first perform the calculations necessary to confirm that our ability to use our NOLs and other federal income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, our board of directors may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions, if such transaction is determined not to be detrimental to the utilization of our NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our NOLs and other federal income tax attributes. For more information, see “—Risks Related to the Ownership of Our Common Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”
The effects of the Tax Cuts and Jobs Act on our business could have an adverse effect on our net income and are uncertain at this time.
On December 22, 2017, the U.S. government enacted the Tax Cuts and Jobs Act. The Tax Cuts and Jobs Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, limiting the deduction for interest expense, limiting the use of net operating losses generated on or after January 1, 2018 to offset taxable income and repealing the corporate AMT and refunding all prior year AMT credits. As a result of the Tax Cuts and Jobs Act, the Company has recorded an income tax benefit of approximately $38.6 million primarily due to the refund of prior year AMT credits of $39.3 million (as discussed further in Note 8 to our consolidated financial statements).
The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the impact to AMT tax credits and included these amounts in its consolidated financial statements for the year ended December 31, 2017. Since the changes included in the Tax Cuts and Jobs Act are broad and complex, the final transition impacts of the Tax Cuts and Jobs Act may differ from the above estimate, possibly materially, due to among other things, changes in interpretations of the Tax Cuts and Jobs Act, any legislative action to address questions that arise because of the Tax Cuts and Jobs Act, any changes in accounting standards for income taxes or related interpretations in response to the Tax Cuts and Jobs Act, or any updates or changes to estimates the Company has utilized to calculate the transition impacts and the ultimate impacts of the Tax Cuts and Jobs Act on our net income and financial condition are subject to similar uncertainty. The SEC has issued rules that would allow for a measurement period of up to one year after the enactment date of the Tax Cuts and Jobs Act to finalize the accounting of the impact of the Tax Cuts and Jobs Act on a Company's financial statements and we will expect to finalize our analysis within this time period. As a result, the ultimate impact of the Tax Cuts and Jobs Act on our financial statements is uncertain at this time.
Terrorist attacks and cyber-attacks or other security breaches may negatively affect our business, financial condition and results of operations and cash flows.
Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, all of which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers could cause delays or losses in transportation and deliveries of met coal to our customers, decreased sales of our met coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.
In addition, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of met coal reserves, as well as other activities related to our businesses. To that end, we have implemented security protocols and systems with the intent of maintaining the physical security of our operations and protecting our and our counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, we may be subject to security breaches, which could result in unauthorized access to our facilities or the information that we are trying to protect. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. Our insurance may not protect us against such occurrences. Further, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.
Risks Related to the Ownership of our Common Stock
The market price of our common stock may fluctuate significantly and investors in our common stock could incur substantial losses.
The market price of our common stock could fluctuate significantly due to a number of factors, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating and financial results, including reserve estimates;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions or innovations;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	declaration of bankruptcy by any of our customers or competitors;

•	general economic conditions and overall market fluctuations, including changes in the price of met coal, steel or other commodities;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	the trading volume of our common stock;

•	sales of our common stock by us or our Principal Stockholders (as defined below) or the perception that such sales may occur; and

•
changes in business, legal or regulatory conditions, or other developments affecting participants in, and publicity regarding, the met coal mining business, the domestic steel industry or any of our significant customers.

In particular, the realization of any of the risks described in these “Risk Factors” could have a material and adverse impact on the market price of our common stock in the future and cause the price of our stock to decline. In addition, the stock market in general has experienced extreme volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may adversely affect the trading price of our common stock, regardless of our actual performance. In the past, following periods of volatility in the market price of a company’s securities, stockholders have often instituted securities class action litigation against the company. If we were to be involved in a class action lawsuit, it could divert the attention of senior management, and, if adversely determined, have a material adverse effect on our business, results of operations and financial condition.
If securities or industry analysts adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline.
The trading market for our common stock could be influenced by the research and reports that industry or securities analysts may publish about us or our business. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover our company downgrade our stock or if our operating results do not meet their expectations, our stock price could decline.
Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes, and will be at the sole discretion of our board of directors and will also depend on many factors.
Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes, and will be at the sole discretion of our board of directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, borrowing availability under our ABL Facility, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant. The terms of our ABL Facility and the indenture governing the Notes may restrict our ability to pay cash dividends on our common stock. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. Furthermore, we are permitted under the terms of our ABL Facility and the indenture governing the Notes to incur additional indebtedness, the terms of which may severely restrict or prohibit the payment of dividends and the associated debt service may impact our ability to satisfy the conditions for paying dividends under our ABL Facility and the indenture governing the Notes. The agreements governing our current and future indebtedness may not permit us to pay dividends on our common stock.
The requirements of being a public company may strain our resources, increase our costs and divert management’s attention from our business, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company. We incur costs associated with our public company reporting requirements pursuant to the Exchange Act. We are required to ensure that we have the ability to prepare financial statements that comply with SEC reporting requirements on a timely basis. We are also subject to other reporting and corporate governance requirements, including the listing standards of the New York Stock Exchange (“NYSE”) and certain provisions of The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) and the regulations promulgated thereunder, which impose significant compliance obligations upon us.
Specifically, since the IPO, we have been required to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

•	create or expand the roles and duties of our board of directors and committees of the board;

•	institute compliance and internal audit functions that are more comprehensive;

•
evaluate and maintain our system of internal control over financial reporting, and report on management’s assessment thereof, in compliance with the requirements of Section 404 of the Sarbanes-Oxley Act and the related rules and regulations of the SEC and the Public Company Accounting Oversight Board;

•	enhance our investor relations function;

•	establish or amend internal policies, including those relating to disclosure controls and procedures as well as insider trading; and

•	involve and retain outside legal counsel and accountants in connection with the activities listed above.
As a public company, we are required to commit significant resources and board and management oversight to the above-listed requirements, which cause us to incur significant costs and which place a strain on our systems and resources. As a result, the attention of our board of directors and management might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements. In addition, we also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers.
We are no longer an emerging growth company and are not able to take advantage of the reduced disclosure requirements applicable to emerging growth companies.
We were an emerging growth company under the Jumpstart Our Business Startups Act until December 31, 2017. As an emerging growth company, we took advantage of certain exemptions from various reporting requirements that are applicable to other public companies. As of December 31, 2017, our revenues exceeded $1.07 billion and we therefore ceased being an emerging growth company and the reduced disclosure obligations of emerging growth companies are no longer available to us. As a result, we will need to comply with the independent auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act beginning with the Annual Report on Form 10-K for the year ending December 31, 2018, will be required to hold a say-on-frequency vote at our 2018 annual meeting of stockholders, and will no longer be entitled to provide the reduced executive compensation disclosures permitted by emerging growth companies beginning with this Annual Report and the proxy statement for our 2018 annual meeting of stockholders. We expect that the disclosure obligations will require additional attention from management and will result in increased costs to us, which could include higher legal fees, accounting and related fees and fees associated with investor relations activities, among others.
We will be subject to the requirements of Section 404 of the Sarbanes-Oxley Act. If we are unable to timely comply with Section 404 or if the costs related to developing and maintaining internal controls over financial reporting are significant, our profitability, stock price, results of operations and financial condition could be materially adversely affected.
We will be required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act. Beginning with our Annual Report on Form 10-K for the year ending December 31, 2018 (subject to any change in applicable SEC rules), Section 404 will require that we include management’s assessment of our internal control over financial reporting in our annual reports. In addition, Section 404 will require that our independent registered public accounting firm attest to our internal controls in such annual report. We are currently evaluating our existing controls against the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). During the course of our ongoing evaluation and implementation of internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. We believe that the out-of-pocket costs, the diversion of management’s attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant. The time and costs associated with such compliance could exceed our current expectations and our results of operations could be adversely affected.
We cannot be certain at this time that we will be able to successfully implement the procedures, certification and attestation requirements of Section 404 when required or that we or our auditors will not identify further material weaknesses in internal control over financial reporting. Our independent registered public accounting firm identified two material weaknesses as of March 31, 2016, which we remediated in the first quarter of 2017 as described in “Part II, Item 9A. Controls and Procedures—Remediation of Material Weaknesses in Internal Control Over Financial Reporting.” If we fail to comply with the requirements of Section 404, or if at any time we or our auditors identify and report any material weaknesses in internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially adversely affected (which, in some cases, could result in a restatement of our financial statements) and could cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud, reputational harm and the loss of customers, reduce our ability to obtain financing, subject us to investigations by the NYSE, the SEC or other regulatory authorities and require additional expenditures and management attention to address these matters, each of which could have a material adverse effect on our business, results of operations, financial condition and trading price of our common stock.
The market price of our common stock could decline as a result of the sale or distribution of a large number of shares of our common stock in the market or the perception that a sale or distribution could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.
Sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could materially adversely affect the market price of our common stock. As of December 31, 2017, the Principal Stockholders (as defined below) beneficially owned approximately 25,335,919 shares, or 47.4%, of our common stock. The Principal Stockholders have no contractual obligation to retain any of our common stock. Subject to applicable securities laws, the Principal Stockholders may sell any or all of our common stock that they beneficially own. Any disposition by the Principal Stockholders of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.
The shares of our common stock sold in the IPO, as well as any of our shares that have been sold or have otherwise had their transfer restrictions removed, are freely tradable without restriction, except for any shares acquired by an affiliate of our company which can be sold under Rule 144 under the Securities Act, subject to various volume and other limitations. In addition, in connection with the IPO, we entered into a registration rights agreement with the Principal Stockholders and certain investment funds managed, advised or sub-advised by Caspian Capital LP or its affiliates (together with the Principal Stockholders, the “Holders”), pursuant to which the Holders have the ability to require us to register shares of our common stock held by them for resale and which gives them certain “piggyback” registration rights. Further, we filed a registration statement with the SEC on Form S-8 providing for the registration of shares of our common stock issued or reserved for issuance under our 2017 Equity Incentive Plan. Subject to the satisfaction of vesting conditions, shares registered under the registration statement on Form S-8 will be available for resale immediately in the public market without restriction, subject to Rule 144 limitations with respect to affiliates.
In the future, we may also issue common stock for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, or to provide incentives pursuant to certain executive compensation arrangements. Such future issuances of equity securities, or the expectation that they will occur, could cause the market price for our common stock to decline. The price of our common stock also could be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock.
An investor’s percentage ownership in us may be diluted by future issuances of capital stock or securities or instruments that are convertible into our capital stock, which could reduce its influence over matters on which stockholders vote.
Our board of directors has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our incentive plans, shares of our authorized but unissued preferred stock and securities and instruments that are convertible into our common stock. Issuances of common stock or voting preferred stock would reduce an investor’s influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in its interest in us being subject to the prior rights of holders of that preferred stock.

We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as our board of directors may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. In addition, the issuance of such preferred stock could make it more difficult for a third party to acquire us. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock.
Our four largest stockholders control a significant percentage of our common stock, and their interests may conflict with those of our other stockholders.
As of December 31, 2017, investment funds managed, advised or sub-advised by Apollo Global Management LLC or its affiliates (such funds, the “Apollo Funds”), investment funds managed, advised or sub-advised by GSO Capital Partners LP or its affiliates (such funds, the “GSO Funds”), investment funds managed, advised or sub-advised by KKR Credit Advisors (US) LLC or its affiliates (such funds, the “KKR Funds”), and investment funds managed, advised or sub-advised by Franklin Mutual Advisers, LLC or its affiliates (such funds, the “Franklin Funds” and, together with the Apollo Funds, the GSO Funds and the KKR Funds, the “Principal Stockholders”) beneficially owned 19.0%, 12.2%, 7.6% and 8.7%, respectively, of our common stock. As a result, each of the Principal Stockholders may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, several individuals who serve as our directors are affiliates of each of the Principal Stockholders. This concentration of ownership and relationships with the Principal Stockholders make it unlikely that any other holder or group of holders of our common stock will be able to affect the way we are managed or the direction of our business. The interests of the Principal Stockholders and of our directors who are affiliates of any of the Principal Stockholders with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders, and the resolution of these conflicts may not always be in your best interest. This continued concentrated ownership will make it impossible for another company to acquire us and for you to receive any related takeover premium for your shares unless each of these stockholders approves the acquisition. In addition, the Principal Stockholders’ concentration of stock ownership may also adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related dividends. Accordingly, this may impact the market price of our common stock.
Our certificate of incorporation contains certain transfer restrictions on our shares, which we refer to as the “382 Transfer Restrictions.” The 382 Transfer Restrictions are intended to prevent the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 of the Code that could limit or eliminate our ability to utilize significant NOLs and other federal income tax attributes under and in accordance with the Code and regulations promulgated by the IRS.
In particular, without the approval of our board of directors, no person or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 will be permitted to acquire, whether directly, indirectly or constructively, and whether in one transaction or a series of related transactions, any of our common stock or any other instrument treated as stock for purposes of Section 382, to the extent that after giving effect to such purported acquisition (a) the purported acquirer, or any other person by reason of the purported acquirer’s acquisition, would become a Substantial Holder (as defined below), or (b) the percentage of ownership of our common stock by a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder would be increased. A “Substantial Holder” is a person that owns (as determined for purposes of Section 382 of the Code) at least 4.99% of the total value of our common stock, including any instrument treated as stock for purposes of Section 382 of the Code.
Furthermore, under our certificate of incorporation, our board of directors has the sole power to determine compliance with the 382 Transfer Restrictions and we cannot assure you that our board of directors will concur with any conclusions reached by any holder of our securities or their respective advisors, and/or approve or ratify any proposed acquisitions of our securities. If our board of directors determines that a Prohibited Transfer (as defined in our certificate of incorporation) has occurred, such Prohibited Transfer shall, to the fullest extent permitted by law, be void ab initio and have no legal effect, and upon written demand by us, the Purported Transferee (as defined in the certificate of incorporation) shall disgorge or cause to be disgorged our securities, together with any dividends or distributions received, with respect to such securities.
The 382 Transfer Restrictions may make our stock less attractive to large institutional holders, discourage potential acquirers from attempting to take over our company, limit the price that investors might be willing to pay for shares of our common stock and otherwise have an adverse impact on the market for our common stock. Because of the complexity of applying Section 382, and because the determination of ownership for purposes of Section 382 does not correspond to SEC beneficial ownership reporting on Schedules 13D and 13G, stockholders and potential acquirers of our securities should consult with their legal and tax advisors prior to making any acquisition of our securities that could implicate the 382 Transfer Restrictions.
We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.
Under the 382 Transfer Restrictions that are contained in our certificate of incorporation, prior to the third anniversary of the IPO, our 4.99% stockholders will effectively be required to seek the approval of, or a determination by, our board of directors before they engage in certain transactions involving our common stock. Furthermore, we could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 4.99% stockholders without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 4.99% to become 4.99% stockholders, resulting in those stockholders’ having to either disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions or seek the approval of, or a determination by, our board of directors before they could engage in certain future transactions involving our common stock. For example, share repurchases could reduce the number of our common stock outstanding and result in a stockholder, that prior to the share repurchase held less than 4.99%, becoming a 4.99% stockholder even though it has not acquired any additional shares. If it is determined by our board of directors, such 4.99% stockholder may be required to disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions and be subject to additional requirements as determined by our board of directors in order to preserve our NOLs and other federal income tax attributes.
Provisions in our certificate of incorporation and bylaws and Delaware law make it more difficult to effect a change in control of the Company, which could adversely affect the price of our common stock.
The existence of some provisions in our certificate of incorporation and bylaws and Delaware corporate law could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

•	our board of directors’ ability to issue, from time to time, one or more series of preferred stock and, with respect to each such series, to fix the terms thereof by resolution;

•	provisions relating to the appointment of directors upon an increase in the number of directors or vacancy on our board of directors;

•	provisions requiring stockholders to hold at least a majority of our outstanding common stock in the aggregate to request special meetings;

•	provisions that restrict transfers of our stock (including any other instruments treated as stock for purposes of Section 382) that could limit our ability to utilize NOLs;

•
provisions that provide that the doctrine of “corporate opportunity” will not apply with respect to the Company, to any of our stockholders or directors, other than any stockholder or director that is an employee, consultant or officer of ours; and

•	provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders.
In addition, we have elected to opt out of Section 203 of the Delaware General Corporation Law ("DGCL"), which, subject to some exceptions, prohibits business combinations between a Delaware corporation and an interested stockholder, which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that the stockholder became an interested stockholder.

 These provisions also could discourage proxy contests and make it more difficult for you and other stockholders to elect directors and take other corporate actions. As a result, these provisions could make it more difficult for a third party to acquire us, even if doing so would benefit our stockholders, which may limit the price that investors are willing to pay in the future for shares of our common stock.
Our certificate of incorporation designates courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or other employees.
Our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for:

•	any derivative action or proceeding brought on our behalf;

•	any action asserting a claim of breach of fiduciary duty owed by any of our directors, officers or other employees to us or our stockholders;

•	any action asserting a claim against us arising pursuant to any provision of the DGCL, our certificate of incorporation or bylaws; or

•	any other action asserting a claim against us that is governed by the internal affairs doctrine.
In addition, our certificate of incorporation provides that if any action specified above (each is referred to herein as a “covered proceeding”), is filed in a court other than the specified Delaware courts without the approval of our board of directors (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (i) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party.
These provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and employees. Alternatively, if a court were to find these provisions of our certificate of incorporation inapplicable to, or unenforceable in respect of, one or more of the covered proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could adversely affect our business and financial condition.
The related party transactions and corporate opportunities provisions in our certificate of incorporation permit us to enter into transactions in which one or more of our directors or officers may be a party to or may be interested in and could enable our non-employee directors or stockholders and their affiliates to benefit from corporate opportunities that might otherwise be available to us.
Subject to the limitations of applicable law, our certificate of incorporation, among other things:

•
permits us to enter into contracts and transactions in which one or more of our officers or directors may be a party to or may be are financially or otherwise interested in so long as such contract or transaction is approved by our board of directors in accordance with the DGCL;

•
permits any of our stockholders or non-employee directors and their affiliates to engage in a corporate opportunity in the same or similar business activities or lines of business in which we engage or propose to engage, compete with us and to make investments in any kind of property in which we may make investments and will not be deemed to have (i) acted in a manner inconsistent with his or her fiduciary or other duties to us regarding the opportunity, (ii) acted in bad faith or in a manner inconsistent with our best interests or (iii) be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that they have engaged in such activities; and

•
provides that if any of our stockholders, non-employee directors or their affiliates acquire knowledge of a potential business opportunity, transaction or other matter (other than one expressly offered to any non-employee director in writing solely in his or her capacity as our director ), such stockholder, non-employee director or affiliate will have no duty to communicate or offer that opportunity to us, and will be permitted to pursue or acquire such opportunity or offer that opportunity to another person and will not be deemed to have (i) acted in a manner inconsistent with his or her fiduciary or other duties to us regarding the opportunity, (ii) acted in bad faith or in a manner inconsistent with our best interests or (iii) be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that they have pursued or acquired such opportunity or offered the opportunity to another person.
Our Principal Stockholders or their affiliates, or our non-employee directors, may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to our Principal Stockholders and their affiliates, or our non-employee directors, could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.
Each of our Principal Stockholders has resources greater than ours, which may make it more difficult for us to compete with our Principal Stockholders with respect to commercial activities as well as for potential acquisitions. We cannot assure you that any conflicts that may arise between us and our stockholders, on the one hand, and our Principal Stockholders, on the other hand will be resolved in our favor. As a result, competition from our Principal Stockholders, and their affiliates could adversely impact our results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following map shows the major locations of our mining operations.

Our administrative headquarters and production facilities as of December 31, 2017 were as follows:

		Land Acreage		Building Square Footage
Business Unit/Location (State/County/Town)	Principal Operations	Leased	Owned	Leased	Owned
Warrior Met Coal Mining, LLC
Alabama/Tuscaloosa/Brookwood	Administrative headquarters & mine support facilities	-	-	-	624,070
Alabama/Jefferson & Tuscaloosa/Adger & Brookwood	Coal mines, mine support facilities, land holdings & barge loadout	20,898	46,863	-	-
Alabama/Mobile/Mobile	Administrative headquarters, mine support facilities & real estate	-	-	1,471	-
Warrior Met Coal BCE, LLC
Alabama/Tuscaloosa/Whitson	Coal mines & land holdings	26,194	1,930	-	2,360
Warrior Met Coal Gas, LLC
Alabama/Tuscaloosa/Tuscaloosa	Administrative headquarters & mine support facilities	10	28	-	15,425
Alabama/Tuscaloosa & Fayette /Various	Natural gas fields-developed	90,092	-	-	-
Warrior Met Coal Land, LLC
Alabama/Various/Various	Real estate	-	21,216	400	12,430
Alabama/Various/Various	Real estate-mineral interest only	-	170,075	-	-
Warrior Met Coal TRI, LLC
Alabama/Tuscaloosa/ Brookwood	Real estate	-	188	440	3,460
Warrior Met Coal LA, LLC
Louisiana/Terrebonne/Houma	Real estate	-	3,223	-	-
Warrior Met Coal WV, LLC
West Virginia/Various/Various	Real estate	-	2,510	-	-
West Virginia/Various/Various	Real estate-mineral interest only	-	3,740	-	-
Estimated Recoverable Coal Reserves
The estimates of our proven and probable reserves as of December 31, 2017 included in this Annual Report (i) for our Mine No. 4 and Mine No. 7 were prepared by Marshall Miller, (ii) for our Blue Creek Energy Mine were prepared by Norwest, and (iii) for our other mining properties described in this Annual Report were prepared by McGehee. Within Marshall Miller, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Mine No. 4 and Mine No. 7 is K. Scott Keim. Within Norwest, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Blue Creek Energy Mine is Kevin Whipkey. Within McGehee, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our mining properties owned by Warrior Met Coal TRI, LLC and Warrior Met Coal Land, LLC is Sanford M. Hendon.
We maintain an internal staff of engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our estimated reserves. Our internal technical team members meet with our independent reserve engineers periodically to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to the independent reserve engineers for our properties, such as ownership interest, production, test data, commodity prices and operating and development costs.
These estimates are based on engineering, economic and geologic data, coal ownership information and current and proposed mine plans. Our proven and probable coal reserves are reported as “recoverable coal reserves,” which is the portion of the coal that could be economically and legally extracted or produced at the time of the reserve determination, taking into account mining recovery and preparation plant yield. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will changes in preparation plant processes.
“Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 divides reserves between “proven (measured) reserves” and “probable (indicated) reserves,” which are defined as follows:

•
“Proven (Measured) Reserves.” Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.

•
“Probable (Indicated) Reserves.” Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.

As of December 31, 2017, we had estimated reserves totaling 221.7 million metric tons, of which 117.3 million metric tons, or 52.9%, were “assigned” recoverable reserves that were either being mined, were controlled and accessible from a then active mine, or located at idled facilities where limited capital expenditures would be required to initiate operations when conditions warrant. The remaining 104.3 million metric tons were classified as “unassigned,” representing coal at currently non-producing locations that we anticipate mining in the future, but which would require significant additional development capital before operations could begin. Our estimated reserves have increased as compared to December 31, 2016, primarily due to updated mine plans and acquisition of additional mineral interest offset partially by production.
Our reserve estimates are predicated on engineering, economic, and geological data assembled and analyzed by internal engineers, geologists and finance associates, as well as third-party consultants. We update our reserve estimates annually to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties.
The following table provides the location and coal reserves associated with each mine or potential mine as of December 31, 2017:
As of December 31, 2017
(in thousands of metric tons)(1)

					Recoverable Reserves(2)			Reserve Control(5)
Location/Mine	Type(7)	Status of Operation(6)	Coal Bed	Assigned/ Unassigned(4)	Reserves(2)	Proven(3)	Probable(3)	Owned	Leased
Alabama:
Warrior Met Coal Mining, LLC
No. 4	U	Production	Blue Creek/Mary Lee	Assigned	41,994	41,979	15	—	41,994
No. 7	U	Production	Blue Creek/Mary Lee	Assigned	68,026	50,756	17,270	425	67,601
Warrior Met Coal BCE, LLC
Blue Creek Energy Mine	U	Exploration	Mary Lee	Unassigned	103,042	64,309	38,733	2,624	100,418
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	S	Idled	Brookwood	Assigned	2,803	2,803	—	2,803	—
Warrior Met Coal Land, LLC
Beltona East	S	Development	Black Creek	Unassigned	1,013	1,013	—	1,013	—
Howton	S	Idled	Brookwood	Unassigned	271	271	—	271	—
Kimberly(8)	S	Development	Black Creek	Assigned	128	128	—	128	—
Morris(8)	S	Production	Mary Lee	Assigned	4,021	4,021	—	4,021	—
Searles 8(8)	S	Production	Brookwood	Assigned	364	364	—	364	—

Total Alabama					221,662	165,644	56,018	11,649	210,013

Total Warrior Met Coal					221,662	165,644	56,018	11,649	210,013

(1)	1 metric ton is equivalent to 1.102311 short tons.

(2)
Reserves are that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. Recoverable reserve estimates incorporate losses for dilution and mining recovery based upon a 95% longwall recovery, 35% to 40% continuous miner recovery and a 95% preparation plant efficiency. The ranges of met coal sales prices used to assess our reserves at the time the reserve estimates were prepared were $102 and $93 per metric ton (which represents a 3-year average between 2014 and 2016) at Mine No. 4 and Mine No. 7, respectively, and $160 to $180 per metric ton at Blue Creek Energy Mine. We believe that the ranges of met coal sales prices used to assess our reserves at the time of the reserves estimates exclude favorable changes in met coal prices since such time. Our mineral reserves were also assessed using a historical three year average met coal sales price to determine the reserves were economical. Mine No. 4 and Mine No. 7 proven reserves were estimated within a 3/4 mile radius from point of measurement with thickness and representative coal quality and probable reserves were estimated within a 3/4 mile radius from a point of measurement with thickness but no representative coal quality. Mine No. 4 and Mine No. 7 mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent which represents the margin of error of a standard final feasibility study. The Blue Creek Energy Mine and our surface mines proven reserves were estimated within a 3/4 mile radius from point of measurement. The Blue Creek Energy Mine mineral reserves were estimated within an accuracy threshold of plus or minus 25 percent which represents the margin of error of a standard pre-feasibility study. The Blue Creek Energy Mine is an adjacent property to our existing operating Mines No. 7 and No. 4 and could allow for either a continuation of current production levels or allow for additional tons to be brought to market. This property has similar mining conditions, measured geology and the ability to utilize equipment and infrastructure from our current operations.

(3)
Reserves are further categorized as Proven (Measured) and Probable (Indicated) as defined by SEC Industry Guide 7 as follows: Proven (Measured) Reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable (Indicated) Reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are father apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven (measured) reserves, is high enough to assume continuity between points of observation.

(4)
“Assigned” reserves represent recoverable reserves that are either currently being mined, reserves that are controlled and accessible from a currently active mine or reserves at idled facilities where limited capital expenditures would be required to initiate operations. “Unassigned” reserves represent coal at currently non-producing locations that would require significant additional capital spending before operations begin.

(5)
“Reserve Control” of recoverable reserves is either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements.

(6)
The “Status of Operation” for each mine is classified as follows: Exploration-mines where exploration has been conducted sufficient to define recoverable reserves, but the mine is not yet in development or production stage; Development-we are engaged in the preparation of an established commercially minable deposit (reserves) for extraction but that are not yet in production; Production-the mine is actively operating; Idled -previously active mines that have been idled until such time as reinitiating operations are considered feasible. If conditions warrant, the mines could be re-opened with less capital investment than would be required to develop a new mine.

(7)	Type of Mine: U = Underground; S = Surface

(8)	Reserve is leased to a third party, royalty is collected by us from the third party and we have first right of refusal to purchase mined product if we elect to exercise the right.

The following table provides a summary of the quality of our reserves as of December 31, 2017:
Estimated Recoverable Coal Reserves (Continued)
As of December 31, 2017
(in thousands of metric tons)(1)

			Quality			Average Coal Seam Thickness	Date Mine:
Location/Mine	Reserves	Type(2)	% Ash	% Sulfur	BTU/lb.	(in Feet)	Acquired/ Opened	Ceased/ Idled
Alabama:
Warrior Met Coal Mining, LLC
No. 4 (3)	41,994	LVM/MVM	10.00	0.76	N/A	6.50	1,976	N/A
No. 7	68,026	LVM	8.76	0.62	N/A	5.40	1,978	N/A
Warrior Met Coal BCE, LLC
Blue Creek Energy Mine	103,042	HVM	9.10	0.70	N/A	5.20	N/A	N/A
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,803	M/T	11.04	1.21	12,609	9.93	2011	2013
Warrior Met Coal Land, LLC
Beltona East	1,013	M/T	7.79	2.58	14,162	4.88	N/A	N/A
Howton	271	M/T	11.94	1.27	12,686	7.52	2006	2009
Kimberly	128	M/T	6.47	2.32	13,747	5.58	N/A	N/A
Morris	4,021	T	20.39	1.19	11,272	5.15	2014	N/A
Searles 8	364	M/T	11.99	1.29	12,544	7.92	2013	N/A

Total Alabama	221,662

Total Warrior Met Coal	221,662

(1)	1 metric ton is equivalent to 1.102311 short tons.

(2)	Coal Type: M=Metallurgical Coal; T=Thermal; LVM = LV Metallurgical Coal; MVM = MV Metallurgical Coal; HVM = High Volatility Metallurgical Coal

(3)
Current pricing for Mine No. 4 reflects a combination of both LV and MV markets. It is anticipated that the pricing of coal produced at Mine No. 4 for at least the next six years will be priced relative to the LV and MV markets. Beyond this period, the volatile contents in the area are anticipated to increase and the coal may be priced relative to the MV and HV markets.

The following table provides a summary of information regarding our mining operations as of December 31, 2017:

				Transportation		Preparation Plant
Location/Mine	Reserves (thousands of metric tons)(1)	Type(2)	Mining Equipment(3)	Rail	Other(4)	Capacity (metric tons per hr)	Utilization %	Source of Power(5)
Alabama:
Warrior Met Coal Mining, LLC
No. 4	41,994	U	LW,CM	CSX	T,B	1,180	86%	ALPCO
No. 5*	N/A	N/A	N/A	N/A	N/A	907	97%	ALPCO
No. 7	68,026	U	LW,CM	CSX	T,B	2,177	88%	ALPCO
Warrior Met Coal BCE, LLC
Blue Creek Energy Mine	103,042	U	In exploration or development
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,803	S	S,T	N/A	T,B	N/A	N/A	ALPCO
Warrior Met Coal Land, LLC
Beltona East	1,013	S	In exploration or development
Howton	271	S	S,T	N/A	T	N/A	N/A	ALPCO
Kimberly	128	S	In exploration or development
Morris	4,021	S	S,T	N/A	T	N/A	N/A	ALPCO
Searles 8	364	S	S,T	N/A	T	N/A	N/A	ALPCO

Total Alabama	221,662

Total Warrior Met Coal	221,662

(1)	1 metric ton is equivalent to 1.102311 short tons.

(2)	Type of Mine: S = Surface; U = Underground

(3)	Mining Equipment: D = Dragline; S = Shovel/Excavator/Loader; T = Trucks; LW = Longwall; CM = Continuous Miner; H=Highwall Miner

(4)	Transportation: Other T = Trucks; B = Barge Loadout availability

(5)	Source of Power: ALPCO = Alabama Power Company

*	Represents a preparation plant
The following table provides the production (in thousands) and average coal selling price per metric ton for our operating mines for each of the three years ended December 31, 2017, 2016 and 2015:

	Production(1) / Average Coal Selling Price Per Metric Ton
Location/Mine	2017		2016		2015
Alabama:
Warrior Met Coal Mining, LLC
No. 4	1,678	$188.68	312	$138.00	2,192	$99.00
No. 7	4,413	$190.40	2,783	$103.00	2,754	$100.00

Total Alabama	6,091		3,095		4,946

(1)	There were no purchases of coal from third parties during the periods presented. All metric tons produced were on leased property.

Information provided within the previous tables concerning our properties has been prepared in accordance with applicable U.S. federal securities laws. All mineral reserve estimates have been prepared in accordance with SEC Industry Guide 7.

Item 3. Legal Proceedings
We are involved in various legal proceedings occurring in the ordinary course of business. It is the opinion of management, after consultation with legal counsel, that these matters will not materially affect our consolidated financial position, results of operations or cash flows.
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties. See “Part I, Item 1. Business—Environmental and Regulatory Matters” for additional information. The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated.

Item 4. Mine Safety Disclosures
The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Annual Report pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

Part II
Item 5. Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock began trading on the NYSE under the symbol “HCC” on April 13, 2017. Before then, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices of our common stock as reported by the NYSE since April 13, 2017.

	High	Low
Second Quarter of 2017 (beginning April 13, 2017)	$19.08	$15.10
Third Quarter of 2017	$27.29	$17.32
Fourth Quarter of 2017	$30.49	$18.56
Holders
As of February 7, 2018, we had approximately 444 holders of record of our common stock.

Dividends
On May 17, 2017, our board of directors adopted a policy (the “Dividend Policy”) of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend of $2.7 million was paid on June 13, 2017 to stockholders of record on May 30, 2017. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, our board of directors may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of our board of directors and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. We will also seek to optimize our capital structure to improve returns to stockholders while allowing flexibility for us to pursue very selective strategic growth opportunities that can provide compelling stockholder returns. Our ability to pay dividends on our common stock is limited by covenants in the ABL Facility and the indenture governing the Notes and may be further restricted by the terms of any future debt or preferred securities. See “Part I, Item 1A. Risk Factors—Risks Related to the Ownership of our Common Stock—Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes, and will be at the sole discretion of our board of directors and will also depend on many factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation—Liquidity and Capital Resources—ABL Facility” and “—Senior Secured Notes.”
On March 31, 2017, our board of managers declared a cash distribution payable to holders of our Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “March Special Distribution”). The March Special Distribution was funded with available cash on hand and was paid to Computershare Trust Company, N.A., as disbursing agent, on March 31, 2017.
On July 31, 2017, our board of directors declared a regular quarterly cash dividend of $0.05 per share, which was paid on August 23, 2017 to stockholders of record as of the close of business on August 14, 2017.
On October 25, 2017, our board of directors declared a regular quarterly cash dividend of $0.05 per share, which was paid on November 10, 2017 to stockholders of record as of the close of business on November 3, 2017.
On November 2, 2017, our board of directors declared a special cash dividend of approximately $600.0 million, or $11.21 per share to all our stockholders on a pro rata basis (the "November Special Dividend"). The November Special Dividend was funded with the net proceeds from our private offering (the "Notes Offering") of $350.0 million aggregate principal amount of Notes, together with cash on hand of approximately $260.0 million and was paid on November 22, 2017 to stockholders of record as of the close of business on November 13, 2017.

Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2017:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	95,642(2)	$—	5,832,508
2016 Equity Incentive Plan	43,580(3)	$—	— (4)
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.
(2) The number of securities to be issued under our 2017 Equity Incentive Plan represents 8,332 unvested restricted stock units and 87,310 shares of common stock issuable upon settlement of vested restricted stock unit awards.
(3) The number of securities to be issued under our 2016 Equity Incentive Plan represents 43,580 shares of common stock issuable upon settlement of a vested phantom unit award.
(4) While our 2016 Equity Incentive Plan remains in effect with respect to awards granted prior to the effectiveness of our 2017 Equity Incentive Plan, no further awards will be granted under the 2016 Equity Plan.
Recent Sales of Unregistered Securities

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
November 1, 2017 - November 30, 2017	161,324	$26.78	—	—
__________

(1)
161,000 of these shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain restricted stock awards granted under the 2016 Equity Incentive Plan. 324 of these shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain restricted stock awards granted under the 2017 Equity Incentive Plan. Upon acquisition, these 324 shares were retired.

Stock Performance Graph
The performance graph and the information contained in this section is not “soliciting material”, is being “furnished” not “filed” with the SEC and is not to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing.
The following graph shows a comparison from April 13, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2017 of the cumulative total return for our common stock, the Russell 3000 Stock Index and the Dow Jones U.S. Coal Index. The graph assumes that $100 was invested on April 13, 2017 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Historical Financial Data
The following tables set forth our selected historical financial data as of and for each of the periods indicated. The selected consolidated historical financial data as of December 31, 2017 and 2016, for the year ended December 31, 2017 and for the nine months ended December 31, 2016 is derived from the audited consolidated financial statements of the Successor included elsewhere in this Annual Report. The selected combined historical financial data for the three months ended March 31, 2016 and the year ended December 31, 2015 is derived from the audited combined financial statements of our Predecessor included elsewhere in this Annual Report. The term “Successor” refers to (1) Warrior Met Coal, LLC and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion and (2) Warrior Met Coal, Inc. and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. The term “Predecessor” refers to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy in the Asset Acquisition on March 31, 2016. The Predecessor periods included in this Annual Report begin as of January 1, 2015 and end as of March 31, 2016.
You should read this selected consolidated and combined historical and pro forma financial data together with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this Annual Report. Our historical results are not necessarily indicative of our future results of operations, financial position and cash flows.

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
Statements of Operations Data :	(in thousands except per share data)
Revenues:
Sales	$1,124,645	$276,560	$65,154	$514,334
Other revenues	44,447	21,074	6,229	30,399
Total revenues	1,169,092	297,634	71,383	544,733
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	592,530	244,723	72,297	601,545
Cost of other revenues (exclusive of items shown separately below)	28,422	19,367	4,698	27,442
Depreciation and depletion	75,413	47,413	28,958	123,633
Selling, general and administrative	36,453	20,507	9,008	38,922
Other postretirement benefits	—	—	6,160	30,899
Restructuring costs	—	—	3,418	13,832
Asset impairment charges	—	—	—	27,986
Transaction and other costs	12,873	13,568	—	—
Total costs and expenses	745,691	345,578	124,539	864,259
Operating income (loss)	423,401	(47,944)	(53,156)	(319,526)
Interest (expense), net	(6,947)	(1,711)	(16,562)	(51,077)
Gain on extinguishment of debt	—	—	—	26,968
Reorganization items, net	—	—	7,920	(7,735)
Income (loss) before income taxes	416,454	(49,655)	(61,798)	(351,370)
Income tax (benefit) expense (1)	(38,592)	18	18	(40,789)
Net income (loss)	$455,046	$(49,673)	$(61,816)	$(310,581)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic and diluted	$8.62	$(0.94)
Weighted average number of shares outstanding—basic	52,800	52,640
Weighted average number of shares outstanding— diluted	52,806	52,640
Dividends per share:	$14.92	$—

Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$434,512	$(9,187)	$(40,698)	$(131,818)
Investing activities	$(92,625)	$(30,884)	$(5,422)	$(64,249)
Financing activities	$(458,279)	$192,727	$(6,240)	$(147,145)

(1) The year ended December 31, 2017 includes the impact of the enactment of the Tax Cuts and Jobs Act discussed further in Note 8 to our consolidated financial statements.

	Successor		Predecessor
	December 31, 2017	December 31, 2016	December 31, 2015
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$35,470	$150,045	$79,762
Working capital(2)	$163,614	$228,986	$129,558
Mineral interests, net	$130,004	$143,231	$5,295
Property, plant and equipment, net	$536,745	$496,959	$567,594
Total assets	$993,315	$947,631	$802,137
Long-term debt	$342,948	$3,725	$—
Total liabilities not subject to compromise	$580,292	$194,664	$126,720
Total stockholders’/members’ equity and parent net investment	$413,023	$752,967	$(820,861)
__________________
(2) Working capital consists of current assets less current liabilities, excluding current portion of long-term debt.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the year ended December 31, 2017 (Successor), the nine months ended December 31, 2016 (Successor), the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor). You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a large scale, low cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama.
As of December 31, 2017 (Successor), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 110.0 million metric tons of recoverable reserves and our undeveloped Blue Creek Energy Mine contained 103.0 million metric tons of recoverable reserves. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Australian LV Index. Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to MV. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
Basis of Presentation
Our results on a “Predecessor” basis relate to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy in the Asset Acquisition and the related periods ending on or prior to March 31, 2016. Our results on a “Successor” basis relate to Warrior Met Coal, LLC and its subsidiaries for periods beginning as of April 1, 2016 and Warrior Met Coal, Inc. after giving effect to our corporate conversion on April 12, 2017 from a Delaware limited liability company into a Delaware corporation. Our results for the Predecessor and Successor periods have been separated by a vertical line to identify these different bases of accounting.
The historical costs and expenses reflected in the Predecessor combined results of operations include an allocation for certain corporate functions historically provided by Walter Energy. Substantially all of the Predecessor’s senior management were employed by Walter Energy and certain functions critical to the Predecessor’s operations were centralized and managed by Walter Energy. Historically, the centralized functions have included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, and strategy and development. The costs of each of these services have been allocated to the Predecessor on the basis of the Predecessor’s relative headcount, revenue and total assets to that of Walter Energy.
The combined financial statements of our Predecessor included elsewhere in this Annual Report and the other historical Predecessor combined financial information presented and discussed in this management’s discussion and analysis may not be indicative of what our financial condition, results of operations and cash flows would actually have been had we been a separate stand-alone entity, nor are they indicative of what our financial position, results of operations and cash flows may be in the future.

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
As part of the Asset Acquisition, we incurred transaction costs related to professional fees in the amount of $10.5 million for the nine months ended December 31, 2016 (Successor), which is recorded in transaction and other costs on the Statement of Operations.
Rights Offerings
As part of the Asset Acquisition, we also conducted the Rights Offerings. The Rights Offerings gave Walter Energy’s First Lien Lenders and certain qualified unsecured creditors the option to purchase an aggregate 2,500,004 Class B Units for $80.00 per unit and irrevocably commit to purchase, on the same pro rata basis, Class A Units in one or more capital raising transactions at such later date and on such terms and subject to such conditions as determined by a supermajority vote of our board of managers. The $200.0 million raised from the Rights Offerings was used to pay cash consideration of $50.8 million for the Asset Acquisition, including repayment of certain debtor-in-possession credit agreements of Walter Energy, to sustain our coal mining operations following consummation of the Asset Acquisition and for general corporate purposes.
Corporate Conversion and IPO
On April 12, 2017, in connection with the IPO, Warrior Met Coal, LLC filed a certificate of conversion, whereby Warrior Met Coal, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Warrior Met Coal, Inc. As part of the corporate conversion, holders of Class A, Class B Units (which included the Class B Units which had converted into Class A Units) and Class C Units of Warrior Met Coal, LLC received shares of our common stock for each unit held immediately prior to the corporate conversion using an approximate 13.9459-to-one conversion ratio. In connection with this corporate conversion, the Company filed a certificate of incorporation. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock, $0.01 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share. All references in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” to the number of shares and per share amounts of common stock have been retroactively recast to reflect the corporate conversion.
On April 19, 2017, the Company completed its IPO, whereby certain selling stockholders sold 16,666,667 shares of common stock at a price to the public of $19.00 per share. The Company did not receive any proceeds from the sale of common stock in the IPO. All of the net proceeds from the IPO were received by the selling stockholders. The aggregate net proceeds to the selling stockholders in the IPO were $296.9 million, net of underwriting discounts and commissions of $19.8 million. The Company paid the offering expenses of $15.9 million on behalf of the selling stockholders. Following the closing of the IPO, 53,442,532 shares of common stock were outstanding. On April 13, 2017, our common stock began trading on the NYSE under the ticker symbol “HCC” and on April 19, 2017, we closed our IPO.

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

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
(in thousands)
Segment Adjusted EBITDA	$532,115	$31,837	$(7,143)	$(115,197)
Metric tons sold	5,921	2,391	777	5,121
Metric tons produced	6,091	2,294	801	4,946
Gross price realization (1)	96%	92%	104%	97%
Average net selling price per metric ton	$189.94	$115.67	$83.85	$100.44
Cash cost of sales per metric ton	$99.86	$82.84	$69.74	$112.96
Adjusted EBITDA	$517,702	$50,089	$(9,048)	$(145,805)
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index or the Australian HCC Benchmark depending on the time period. The gross price realization for the year ended December 31, 2017 is based on a volume weighted average Australian LV Index, and for the nine months ended December 31, 2016 and the year ended December 31, 2015 is based on a volume weighted average Australian HCC Benchmark.
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

Sales Volumes, Gross Price Realization and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our annual coal sales contracts, for which prices generally are set on daily index averages or a quarterly basis. The volume of coal we sell is also a function of the pricing environment in the international met coal markets and the amounts of LV and MV coal that we sell. We evaluate the price we receive for our coal on two primary metrics: first, our gross price realization and second, our average net selling price per metric ton.
Our gross price realization represents the blended gross sales of our LV and MV coal, excluding demurrage and quality specification adjustments, divided by tons sold as a percentage of the quarterly Australian LV Index, which is a LV index price. Our historical gross price realizations reflect the premiums and discounts we achieve on our LV and MV coal versus the quarterly LV Australian LV Index average price because of the high quality premium products we sell into the export markets. In addition, the premiums and discounts in a quarter or year can be impacted by a rising or falling price environment.
On a quarterly basis, our blended gross selling price per metric ton may differ from the quarterly Australian LV Index average price per metric ton, primarily due to (a) tons that were priced at a previous quarter’s industry index price, but for which revenue was recognized in a subsequent quarter and (b) due to our gross sales price per ton being based on a blended average of gross sales price on our LV and MV coals as compared to the quarterly Australian LV Index average price.
The gross price realization for the year ended December 31, 2017 (Successor) and for the nine months ended December 31, 2016 (Successor) is based on a volume weighted average Australian LV Index average price as the Australian LV Index average price is only set quarterly. As discussed in “-Overview,” beginning in the second quarter of 2017, the quarterly Australian HCC Benchmark pricing methodology was replaced by an average index-based pricing methodology. Many of our met coal supply agreements that were priced on a quarterly Australian HCC Benchmark basis are now priced based on either the new industry average index-based quarterly price or a variety of indices.
Our average net selling price per metric ton represents our coal net sales revenue divided by total metric tons of coal sold. In addition, our average net selling price per metric ton is net of the previously mentioned demurrage and quality specification adjustments.
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to GAAP, are classified in the Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it free-on-board at the Port of Mobile. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
(in thousands)
Cost of sales	$592,530	$244,723	$72,297	$601,545
Asset retirement obligation accretion	(621)	(998)	(93)	—
Stock compensation expense	(667)	—	—	—
Mine No. 4 idle costs (1)	—	(8,726)	(10,173)	—
VEBA contribution (2)	—	(25,000)	—	—
Other (operating overhead, etc.)	—	(11,924)	(7,843)	(23,007)
Cash cost of sales	$591,242	$198,075	$54,188	$578,538

(1)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

(2)
We entered into a new initial CBA with the UMWA pursuant to which we agreed to contribute $25.0 million to a Voluntary Employees' Beneficiary Association (“VEBA”) trust formed and administered by the UMWA.

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and depletion, net reorganization items, gain on extinguishment of debt, restructuring costs, asset impairment charges, transaction and other costs, Mine No. 4 idle costs, VEBA contributions, non-cash stock compensation expense and non-cash asset retirement obligation accretion. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA in this Annual Report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). Adjusted EBITDA should not be considered an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments excludes some, but not all, items that affect net loss and our presentation of Adjusted EBITDA may vary from that presented by other companies.

The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
(in thousands)
Net income (loss)	$455,046	$(49,673)	$(61,816)	$(310,581)
Interest expense, net	6,947	1,711	16,562	51,077
Income tax expense (benefit)	(38,592)	18	18	(40,789)
Depreciation and depletion	75,413	47,413	28,958	123,633
Asset retirement obligation accretion (1)	1,834	2,817	1,169	4,236
Stock compensation expense (2)	4,181	509	390	4,034
Transaction and other costs (3)	12,873	13,568	—	—
Reorganization items, net (4)	—	—	(7,920)	7,735
Restructuring costs (5)	—	—	3,418	13,832
Mine No. 4 idle costs (6)	—	8,726	10,173	—
Gain on extinguishment of debt (7)	—	—	—	(26,968)
Asset impairment charges (8)	—	—	—	27,986
VEBA contribution (9)	—	25,000	—	—
Adjusted EBITDA	$517,702	$50,089	$(9,048)	$(145,805)

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by the Company in connection with our IPO and the Asset Acquisition (see Notes 1 and 3 to our consolidated financial statements).

(4)	Represents expenses and income directly associated with the Predecessor’s Chapter 11 Cases (as defined in Note 1 and Note 11 to our consolidated financial statements).

(5)	Represents cost and expenses in connection with workforce reductions at Mine No. 4 and Mine No. 7 and corporate headquarters. (see Note 12 to our consolidated financial statements)

(6)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

(7)	Represents a portion of the gain on extinguishment of debt that was attributed to the Predecessor.

(8)	Represents asset impairment charges associated with the Blue Creek Energy Mine, which was impaired during the fourth quarter of 2015.

(9)	We entered into a new initial CBA with the UMWA pursuant to which we agreed to contribute $25.0 million to a VEBA trust formed and administered by the UMWA.
Results of Operations
The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact of the Asset Acquisition on the financial statements. To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion of our historical results for the year ended December 31, 2017 (Successor), the nine months ended December 31, 2016 (Successor), the three months ended March 31, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor). Due to these periods not being comparable, each period is discussed below on a standalone basis.

Year Ended December 31, 2017 (Successor)
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended December 31, 2017 (Successor).

	Successor
(in thousands)	For the year ended December 31, 2017	% of Total Revenues
Revenues:
Sales	$1,124,645	96.2%
Other revenues	44,447	3.8%
Total revenues	1,169,092	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	592,530	50.7%
Cost of other revenues (exclusive of items shown separately below)	28,422	2.4%
Depreciation and depletion	75,413	6.5%
Selling, general and administrative	36,453	3.1%
Transaction and other costs	12,873	1.1%
Total costs and expenses	745,691	63.8%
Operating income	423,401	36.2%
Interest expense, net	(6,947)	(0.6)%
Income before income tax benefit	416,454	35.6%
Income tax benefit	(38,592)	(3.3)%
Net income	$455,046	38.9%
Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2017 (Successor) were as follows:

Successor
For the year ended December 31, 2017
Met Coal (metric tons in thousands)
Metric tons sold	5,921
Metric tons produced	6,091
Gross price realization (1)	96%
Average net selling price per metric ton	$189.94
Cash cost of sales per metric ton	$99.86
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index. The gross price realization for the year ended December 31, 2017 is based on a volume weighted average Australian LV Index. Our gross price realization for the last nine months of 2017, which represents the period for the new index methodology, was 100%.
Sales were $1.1 billion for the year ended December 31, 2017 (Successor), and were comprised of met coal sales of 5.9 million metric tons at an average selling price of $189.94 per metric ton. Mine No. 4 and Mine No. 7 were both operational for the full year for the year ended December 31, 2017 (Successor), with one longwall operating at Mine No. 4 and two longwalls operating at Mine No. 7. During the fourth quarter of 2017, we successfully moved three longwall operations, which lowered total production as expected when compared to previous quarters during 2017.
Other revenues were $44.4 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Other revenues includes a realized gain of $5.4 million recognized on the fair value adjustment related to our natural gas swap contracts. Cost of other revenues was $28.4 million, representing 2.4% of total revenues and 63.9% of other revenues.
Cost of sales (exclusive of items shown separately below) was $592.5 million, or 50.7% of total revenues, and was primarily comprised of met coal sales of 5.9 million metric tons at an average cash cost of sales of $99.86 per metric ton. Our cost of sales reflects wages and benefits under our new initial CBA and our transportation and royalty contracts, which allow for our cash cost of sales to move with changes in the price that we realize for our coal. During the fourth quarter of 2017, we successfully moved three longwall operations, which lowered total production as expected when compared to previous quarters during 2017. Longwall moves are challenging when combined with the normal difficult geological conditions near the end of a panel, however, our success with completing the three longwall moves was the result of good planning and preparation. The longwall moves increased our cash cost of sales per metric ton in the fourth quarter of 2017 compared to the previous quarters in 2017 as expected.
Depreciation and depletion was $75.4 million, or 6.5% of total revenues, and was primarily related to depreciation of machinery and equipment and depletion of mineral interests. Mine No. 7 and Mine No. 4 were both operational for the full year in 2017.
Selling, general and administrative expenses were $36.5 million, or 3.1% of total revenues, reflecting the benefits of a restructured business without the legacy costs and liabilities which were not assumed in the Asset Acquisition. Our selling, general and administrative expenses also include costs associated with being a publicly traded entity. These expenses included incremental independent auditor, legal, insurance and stock compensation expenses.
Transaction and other costs were $12.9 million, or 1.1% of total revenues, which was comprised primarily of professional fees incurred in connection with the IPO.
Interest expense of $6.9 million, or 0.6% of total revenues, was comprised of interest on our Notes and security agreement and promissory note, and $1.9 million amortization of debt discount and debt issuance costs associated with our Notes and ABL Facility.
Income tax benefit for the year ended December 31, 2017 (Successor) was $38.6 million or an effective tax rate of (9.27)%.
The Tax Cuts and Jobs Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, limiting the deduction for interest expense, limiting the use of net operating losses generated on or after January 1, 2018 to offset taxable income and repealing the corporate AMT and triggering refunding provisions for existing AMT credits. As of the date of this Annual Report, our accounting for the tax effects of enactment of the Tax Cuts and Jobs Act is provisional as we have made a reasonable estimate of the effects on existing deferred tax balances. Amounts recorded for the year ended December 31, 2017 (Successor) principally relate to the remeasurement of the deferred tax assets and liabilities due to the reduction in the U.S. corporate income tax rate from 35% to 21%. This remeasurement resulted in the Company reporting an income tax benefit of approximately $1.7 million due to the remeasurement of the deferred tax liability associated with the indefinitely lived asset that will now reverse at the new 21% rate along with a corresponding valuation allowance release. The remeasurement of the other deferred tax assets and liabilities had a corresponding adjustment to the valuation allowance which resulted in no tax expense or benefit. We have made calculations to reflect the changes for the Tax Cuts and Jobs Act based on currently available information and subsequent guidance may result in a change to the current estimates. Additionally, the Tax Cuts and Jobs Act eliminated the AMT tax after 2017 and provided for a refunding of AMT taxes paid in earlier years. This change resulted in the removal of the valuation allowance, net of the current sequestration rate, on AMT credits and the reclassification of AMT credits to income taxes receivable. The amount of AMT credits recorded as income taxes receivable is $39.3 million net of a sequestration estimate of $2.8 million. These AMT credits are expected to be received in 2019 to 2022.
Our estimated savings in cash taxes for 2017 resulting from the utilization of our NOL carryforwards were approximately $122.8 million (excluding impact of AMT credits), or $2.33 per diluted share.

On March 31, 2016, the Company experienced an ownership change for purposes of Section 382 of the Code. As a result of such ownership change, absent an applicable exception to such rules, an annual limitation under Section 382 would apply for federal and certain state income tax purposes with respect to the utilization of NOLs. In 2017, the Company had requested a private letter ruling (“PLR”) from the IRS to clarify certain matters, that if ruled favorably on by the IRS, would allow the Company to qualify for an exception to the aforementioned rules limiting its utilization of its NOLs. On September

18, 2017, the IRS issued to the Company a favorable PLR. Prior to the issuance of the PLR, the Company operated and prepared its financial statements based on an assumption that an annual limitation on the utilization of the NOLs existed. Based on the receipt of the favorable PLR, the Company now believes that it qualifies for an exception to such NOL limitation rules and as such, no annual Code Section 382 limitation to the utilization of its federal NOLs applies. As a result of qualifying for such exception and due to the reduction in the corporate income tax rate, the Company's federal and state NOLs were revised downward to approximately $1.9 billion and $2.0 billion, respectively, as of December 31, 2016. Under the aforementioned exception to the Code Section 382 limitation, if we were to undergo a subsequent ownership change within two years of the consummation of the Asset Acquisition, or at any time prior to April 1, 2018, our NOLs would effectively be reduced to zero. A subsequent ownership change could severely limit or eliminate our ability to utilize our NOLs and other tax attributes. See "Part I, Item 1A. Risk Factors - We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets." for additional discussion of this risk.
The Company records deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, historical financial performance, our industry's historically cyclical financial results and tax planning strategies. In 2016, the Company recorded a full valuation allowance against its net deferred tax assets due to its cumulative three-year loss position compounded by negative industry-wide business trends at that time. Despite strong recent financial performance in 2017, the Company concluded as of December 31, 2017 (Successor) that the valuation allowance was still needed on its net deferred tax assets based upon the weight of the factors described above, especially considering the history of losses. The Company continues to evaluate its cumulative income position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of its valuation allowance (in full or in part).
Nine Months Ended December 31, 2016 (Successor)
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the nine months ended December 31, 2016 (Successor).

	Successor
(in thousands)	For the nine months ended December 31, 2016	% of Total Revenues
Revenues:
Sales	$276,560	92.9%
Other revenues	21,074	7.1%
Total revenues	297,634	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	244,723	82.2%
Cost of other revenues (exclusive of items shown separately below)	19,367	6.5%
Depreciation and depletion	47,413	15.9%
Selling, general and administrative	20,507	6.9%
Transaction and other costs	13,568	4.6%
Total costs and expenses	345,578	116.1%
Operating loss	(47,944)	(16.1)%
Interest expense, net	(1,711)	(0.6)%
Loss before income taxes	(49,655)	(16.7)%
Income tax expense	18	—
Net loss	$(49,673)	(16.7)%
Sales, production and cost of sales components on a per unit basis for the nine months ended December 31, 2016 (Successor) were as follows:

Successor
For the nine months ended December 31, 2016
Met Coal (metric tons in thousands)
Metric tons sold	2,391
Metric tons produced	2,294
Gross price realization (1)	92%
Average net selling price per metric ton	$115.67
Cash cost of sales per metric ton	$82.84
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian HCC Benchmark price. The gross price realization for the nine months ended December 31, 2016 is based on a volume weighted average Australian HCC Benchmark price as the Australian HCC Benchmark price was only set quarterly.
Sales were $276.6 million for the nine months ended December 31, 2016, and were comprised of met coal sales of 2.4 million metric tons at an average selling price of $115.67 per metric ton. Substantially all of these sales came from Mine No. 7 as Mine No. 4 was idled in early 2016 and reinitiated operations in August of 2016. Also, we restarted a second longwall in Mine No. 7 in October 2016. Our sales were negatively impacted by roof instability issues experienced at Mine No. 7. Beginning in October 2016, we completed mining on the longwall panel where we experienced the roof instability issues and began production on a new longwall panel.
Other revenues were $21.1 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Cost of other revenues was $19.4 million, representing 6.5% of total revenues and 91.9% of other revenues.
Cost of sales (exclusive of items shown separately below), was $244.7 million, or 82.2% of total revenues, and was primarily comprised of met coal sales of 2.4 million metric tons at an average cash cost of sales of $82.84 per metric ton. Our cash cost of sales was negatively impacted by the previously mentioned roof instability issues at Mine No. 7, carrying costs of $8.7 million for the idled Mine No. 4, the $25.0 million VEBA contribution and an increase in royalty expense due to an increase in our realized sales price.
Depreciation and depletion expense was $47.4 million, or 15.9% of total revenues, and was primarily related to depreciation of machinery and equipment and depletion of mineral interests.
Selling, general and administrative expenses were $20.5 million, or 6.9% of total revenues, reflecting the benefits of a restructured business without the legacy costs and liabilities which were not assumed in the Asset Acquisition.
Transaction and other costs associated with the Asset Acquisition and IPO were $13.6 million, or 4.6% of total revenues, of which $10.5 million was comprised primarily of professional fees incurred in connection with the Asset Acquisition and $3.1 million was comprised of professional fees incurred in connection with the IPO.
Interest expense of $1.7 million, or 0.6% of total revenues, is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility origination fees.
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
Sales, production and cost of sales components on a per unit basis for the three months ended March 31, 2016 (Predecessor) were as follows:

Predecessor
For the three months ended March 31, 2016
Met Coal (metric tons in thousands)
Metric tons sold	777
Metric tons produced	801
Gross price realization (1)	104%
Average net selling price per metric ton	$83.85
Cash cost of sales per metric ton	$69.74
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian HCC Benchmark price.
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
Year Ended December 31, 2015 (Predecessor)
The following table summarizes certain financial information relating to the Predecessor’s operating results that have been derived from our audited combined financial statements for the year ended December 31, 2015 (Predecessor).

	Predecessor
(in thousands)	For the year ended December 31, 2015	% of Total Revenues
Revenues:
Sales	$514,334	94.4%
Other revenues	30,399	5.6%
Total revenues	544,733	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	601,545	110.4%
Cost of other revenues (exclusive of items shown separately below)	27,442	5.0%
Depreciation and depletion	123,633	22.7%
Selling, general and administrative	38,922	7.1%
Other postretirement benefits	30,899	5.7%
Restructuring cost	13,832	2.5%
Asset impairment charges	27,986	5.1%
Total costs and expenses	864,259	158.7%
Operating loss	(319,526)	(58.7)%
Interest expense, net	(51,077)	(9.4)%
Gain on extinguishment of debt	26,968	5.0%
Reorganization items, net	(7,735)	(1.4)%
Loss before income taxes	(351,370)	(64.5)%
Income tax expense	(40,789)	(7.5)%
Net loss	$(310,581)	(57.0)%

Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2015 (Predecessor) were as follows:

Predecessor
For the year ended December 31, 2015
Met Coal (metric tons in thousands)
Metric tons sold	5,121
Metric tons produced	4,946
Gross price realization (1)	97%
Average selling price per metric ton	$100.44
Cash cost of sales per metric ton	$112.96
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian HCC Benchmark price. The gross price realization for the year ended December 31, 2015 is based on a volume weighted average Australian HCC Benchmark price as the Australian HCC Benchmark price was only set quarterly.
Total revenues were $544.7 million for the year ended December 31, 2015.
Sales were $514.3 million for the year ended December 31, 2015, and were comprised of met coal sales of 5.1 million metric tons at an average selling price of $100.44 per metric ton.
Other revenues were $30.4 million, and were comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. Cost of other revenues was $27.4 million, representing 5.0% of total revenues and 90.3% of other revenues.
Cost of sales (exclusive of items shown separately below) was $601.5 million, or 110.4% of revenues, and was primarily comprised of met coal sales of 5.1 million metric tons at an average cash cost of sales of $112.96 per metric ton.
Depreciation and depletion expense was $123.6 million, or 22.7% of total revenues, and was primarily related to depreciation of machinery and equipment and mine development costs.
Selling, general and administrative expenses were $38.9 million, or 7.1% of total revenues, and were primarily comprised of employee salaries and benefits and professional fees incurred in connection with the Chapter 11 Cases.
Other postretirement benefits were $30.9 million, or 5.7% of total revenues, and represent postretirement healthcare benefits of the Predecessor.
Restructuring costs of $13.8 million, or 2.5% of total revenues, resulting from the Predecessor idling Mine No. 4 and workforce reductions at both Mine No. 4 and Mine No. 7 as well as corporate headquarters due to the continued decline in in met coal prices.
Asset impairment charges of $28.0 million, or 5.1% of total revenues, represent an asset impairment recognized in the fourth quarter of 2015 associated with the Blue Creek Energy Mine as a result of management’s recoverability analysis.
Interest expense of $51.1 million, or 9.4% of total revenues, represents interest on liabilities subject to compromise which were attributed to the Predecessor.
On March 6, 2015, Walter Energy issued an aggregate of 8.65 million shares of its common stock in exchange for $66.7 million of its 8.50% Senior Notes due 2021 and recognized a net gain on extinguishment of debt of $58.6 million, of which $27.0 million, or 5.0% of total revenues, has been allocated to the Predecessor.
Reorganization items, net, was $7.7 million, or 1.4% of total revenues, and was comprised of an impairment of an intercompany receivable from Walter Energy Canada Holdings, Inc. of $13.6 million, which was acquired in the Asset

Acquisition and an allocation of $19.3 million for corporate professional fees incurred in relation to the Chapter 11 Cases offset by rejected workers’ compensation liabilities of $22.2 million and executory contracts of $2.8 million.
An income tax benefit of $40.8 million was recognized for the year ended December 31, 2015.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Rights Offering, the Notes Offering and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition and our IPO. In addition, we use available cash on hand to pay our quarterly dividend, and used cash on hand to pay the March Special Distribution and a portion of the November Special Dividend, each of which reduced cash and cash equivalents.
Going forward, we will need cash to fund debt service payments on the Notes and our other indebtedness and to fund operating activities, working capital, capital expenditures, and strategic investments. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility, the indenture governing the Notes and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us or at all. See “Part I, Item 1A, Risk Factors.”
Our available liquidity as of December 31, 2017 (Successor) was $135.5 million, consisting of cash and cash equivalents of $35.5 million and $100.0 million available under our ABL Facility. We currently do not have any outstanding borrowings under the ABL Facility. For the year ended December 31, 2017 (Successor), cash flows provided by operating activities were $434.5 million, cash flows used in investing activities were $92.6 million and cash flows used in financing activities were $458.3 million.
As discussed further in Note 8 to our consolidated financial statements, on September 18, 2017, the IRS issued to us a private letter ruling that favorably impacts our ability to utilize our NOLs for federal income tax purposes. Prior to the issuance of the private letter ruling, we applied an annual limitation on the utilization of NOLs pursuant to Section 382 of the Code and, accordingly, expected to pay a significantly higher amount of income taxes for 2017. Following the issuance of the private letter ruling, we believe that our NOLs will not be subject to the annual limit of Section 382 as previously applied during 2017. Also, as discussed further in Note 8 to our consolidated financial statements the Tax Cuts and Jobs Act was enacted in December 2017. We expect that our future free cash flow will meaningfully benefit from the favorable private letter ruling and the Tax Cuts and Jobs Act due to (i) the unlimited use of our $1.6 billion NOLs and (ii) the refunding of AMT credits of approximately $39.3 million, which we expect to receive in 2019 through 2022.
Statements of Cash Flows
Cash balances were $35.5 million, $150.0 million and $79.8 million at December 31, 2017 (Successor), December 31, 2016 (Successor) and December 31, 2015 (Predecessor), respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015

Net cash provided by (used in) operating activities	$434,512	$(9,187)	$(40,698)	$(131,818)
Net cash used in investing activities	(92,625)	(30,884)	(5,422)	(64,249)
Net cash provided by (used in) financing activities	(458,279)	192,727	(6,240)	(147,145)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(116,392)	$152,656	$(52,360)	$(343,212)
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
Net cash provided by operating activities was $434.5 million for the year ended December 31, 2017 (Successor), and was primarily attributed to net income of $455.0 million adjusted for depreciation and depletion expense of $75.4 million, stock-based compensation expense of $4.2 million, amortization of debt issuance costs and debt discount of $1.9 million and accretion of asset retirement obligations of $1.8 million, offset by a net increase in our working capital of $61.0 million. The increase in our working capital was primarily driven by an increase in trade accounts receivables, income tax receivables, other receivables, inventories, and prepaid expenses and other current assets offset partially by an increase in accounts payable, accrued expenses and other current liabilities. The increase in our accounts receivable was primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold. The increase in our long-term income tax receivable was due to refundable AMT credits which will be received in 2019 through 2022 for the 2018 through 2021 tax years, as a result of changes from the Tax Cuts and Jobs Act of 2017. The increase in inventories was due to the continued ramp up of production throughout 2017. The increase in prepaid expenses was primarily due to an increase in capitalized deferred longwall move expenses associated with the three longwall moves that occurred during the fourth quarter of 2017. The increase in accounts payable and accrued expenses and other current liabilities was primarily driven by an increase in expenditures due to the increase in production at Mine No. 4 and Mine No. 7.
Net cash used in operating activities was $9.2 million for the nine months ended December 31, 2016 (Successor), and was primarily attributed to a net loss of $49.7 million adjusted for depreciation and depletion expense of $47.4 million, amortization of debt issuance costs and debt discount of $1.2 million and accretion of asset retirement obligations of $2.8 million, offset by a net decrease in our working capital of $17.7 million. The decrease in our working capital was primarily driven by effects of the Asset Acquisition, an increase in trade accounts receivable offset by an increase in accrued expenses and other current liabilities as a result of an increase in sales and an increase in operating costs associated with the reinitiation of Mine No. 4 operations in August 2016.
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
Net cash used in operating activities was $131.8 million for the year ended December 31, 2015 (Predecessor), and was primarily attributed to a net loss of $310.6 million adjusted for depreciation and depletion expense of $123.6 million, deferred income tax benefit of $40.8 million, stock-based compensation expense of $4.0 million, non-cash reorganization items of $11.6 million, amortization of debt issuance costs and debt discount of $6.8 million, gain on extinguishment of debt of $27.0 million, asset impairment charges of $28.0 million and accretion of asset retirement obligations of $4.3 million, and a net increase in our working capital of $102.3 million. The increase in our working capital was primarily driven by lower disbursements for accounts payable and accrued expenses and other current liabilities in the period associated with our purchases from vendors, as well as a decrease in trade accounts receivable and inventories as a result of lower production and sales volumes due to the decline in met coal prices during the period.
Investing Activities
Net cash used in investing activities was $92.6 million for the year ended December 31, 2017 (Successor), primarily as a result of a significant capital investment program that we implemented in 2017 to upgrade all key production equipment to further improve efficiency and reliability of the mining operations. We spent approximately $62.0 million in sustaining capital, $26.0 million in capital for projects that had been deferred in prior years due to low met coal price environments and spent an additional $19.0 million in other discretionary capital, which included the start of construction of a new portal at Mine No. 7 that we expect will be completed in 2018. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $15.0 million.
Net cash used in investing activities was $30.9 million for the nine months ended December 31, 2016 (Successor), primarily as a result of the cash used in connection with the Asset Acquisition and the purchase of U.S. Treasury bills posted as collateral for the self-insured black lung claims that were assumed in the Asset Acquisition of $17.5 million.
Net cash used in investing activities was $5.4 million and $64.2 million for the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively, primarily due to purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $458.3 million for the year ended December 31, 2017 (Successor), primarily due to the payment of the March Special Distribution, November Special Dividend and quarterly dividends totaling $796.9 million in the aggregate, payment of debt issuance costs of $2.6 million, retirements of debt of $3.1 million, offset partially by the net proceeds from the Notes Offering of $344.8 million.
Net cash provided by financing activities was $192.7 million for the nine months ended December 31, 2016 (Successor), primarily due to the proceeds received from the Rights Offerings offset by payments of debt issuance costs. Net cash used in financing activities was $6.2 million for the three months ended March 31, 2016 (Predecessor). Cash flows from financing activities for the Predecessor periods primarily represent net transfers to/from Walter Energy and net payments on debt. As cash and the financing of our Predecessor's operations have historically been managed by Walter Energy, the components of net transfers to/from Walter Energy include cash transfers from us to Walter Energy and the payments by Walter Energy to settle our obligations. These transactions are considered to be effectively settled for cash at the time the transaction is recorded.
Dividend Policy
On May 17, 2017, our board of directors adopted the Dividend Policy of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend of $2.7 million was paid on June 13, 2017 to stockholders of record on May 30, 2017. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, our board of directors may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of our board of directors and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.
On July 31, 2017, our board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on August 23, 2017, to stockholders of record as of the close of business on August 14, 2017.
On October 25, 2017, our board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on November 10, 2017, to stockholders of record as of the close of business on November 3, 2017.

On February 13, 2018, our board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which will be paid on March 2, 2018, to stockholders of record as of the close of business on February 23, 2018.
March Special Distribution
On March 31, 2017, our board of managers declared a cash distribution payable to holders of our Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million. The March Special Distribution was funded with available cash on hand and was paid to Computershare Trust Company, N.A., as disbursing agent, on March 31, 2017.
November Special Dividend

On November 2, 2017, our board of directors declared the November Special Dividend of approximately $600.0 million, which was funded with the net proceeds from the Notes Offering, together with cash on hand of approximately $260.0 million and was paid on November 22, 2017 to stockholders of record as of the close of business on November 13, 2017.
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
ABL Facility
On April 1, 2016, we entered into the ABL Facility with certain lenders and Citibank, N.A. (together with its affiliates, “Citibank”), as administrative agent and collateral agent, with an aggregate lender commitment of up to $50.0 million, at any time outstanding, subject to borrowing base availability.
On January 23, 2017, we entered into Amendment No. 1 to the ABL Facility (the “First Amendment”) to, among other things, (i) increase the aggregate lender commitment to $100.0 million, (ii) reduce the applicable interest rate margins by 100 basis points (“bps”), (iii) permit the corporate conversion and (iv) allow the IPO to be consummated without triggering a change of control.
On March 24, 2017, we entered into Amendment No. 2 to the ABL Facility to modify certain terms relating to the restricted payment covenant, which provides us with improved flexibility to pay dividends, including the November Special Dividend.
On May 15, 2017, we entered into Amendment No. 3 to the ABL Facility and Amendment No. 1 to the Pledge and Security Agreement dated as of April 1, 2016 (the “Security Agreement”) to, among other things, (i) allow for the posting of cash collateral to secure certain swap and hedging arrangements permitted under the ABL Facility and (ii) allow for the payment of dividends permitted under the ABL Facility within 60 days of declaration thereof.
On October 3, 2017, we entered into Amendment No. 4 to the ABL Facility and Amendment No. 2 to the Security Agreement (the “Fourth Amendment”) to, among other things, (i) provide an exception to the indebtedness and lien negative covenants in the ABL Facility to permit us to incur indebtedness in an aggregate principal amount not to exceed $500.0 million at any time outstanding, which indebtedness may be unsecured or secured and (ii) to amend certain provisions in the Security Agreement to reflect additional lien and indebtedness capacity granted under the ABL Facility as amended by the Fourth Amendment.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on April 1, 2019. As of December 31, 2017 (Successor), no amounts were outstanding under the ABL Facility and there were no outstanding letters of credit. At December 31, 2017 (Successor), we had $100.0 million of availability under the ABL Facility.
Revolving loan (and letter of credit) availability under the ABL Facility is subject to a borrowing base, which at any time is equal to the sum of certain eligible billed and unbilled accounts, certain eligible inventory, certain eligible supplies inventory and qualified cash, in each case, subject to specified advance rates. The borrowing base availability is subject to certain reserves, which may be established by the agent in its reasonable credit discretion. The reserves may include rent reserves, lower of cost or market reserve, port charges reserves and any other reserves that the agent determines in its reasonable credit judgment to the extent such reserves relate to conditions that could reasonably be expected to have an adverse effect on the value of the collateral included in the borrowing base.
Subject to permitted exceptions, the obligations of the borrowers under the ABL Facility are guaranteed by each of our domestic subsidiaries and secured by (i) first-priority security interests in the ABL Priority Collateral (as defined in the indenture governing the Notes), which includes, among other things, certain accounts receivables, inventory and cash of ours and the guarantors, and (ii) second-priority security interests in the Notes Priority Collateral (as defined in the indenture governing the Notes), which includes, among other things, material mining properties, shares of capital stock of the guarantors, intellectual property, as extracted collateral (to the extent not constituting inventory), and certain fixed assets of ours and the guarantors.
Borrowings under the ABL Facility bear interest at a rate equal to LIBOR plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, and ranged from 300 bps to 350 bps as of December 31, 2016 and subsequent to the First Amendment dated January 23, 2017 ranges from 200 bps to 250 bps. In addition to paying interest on the outstanding borrowings under the ABL Facility, we are required to pay a fee in respect of unutilized commitments, which is based on the availability of the commitments under the ABL Facility, ranging from 25 bps to 37.5 bps. We are also required to pay a fee on amounts available to be drawn under outstanding letters of credit under the ABL Facility at a rate not in excess of 250 bps, and certain administrative fees.
We are able to voluntarily repay outstanding loans and reduce unused commitments, in each case, in whole or in part, at any time without premium or penalty. We are required to repay outstanding loans and cash collateralize letters of credit anytime the outstanding loans and letters of credit exceed the maximum availability then in effect. We are also required to use net proceeds from certain significant asset sales to repay outstanding loans, but may re-borrow following such prepayments if the conditions to borrowings are met.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2017, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2017 (Successor).
Senior Secured Notes
On November 2, 2017, we consummated the Notes Offering of $350.0 million aggregate principal amount of the Notes. The Notes mature on November 1, 2024 and are fully and unconditionally guaranteed on a joint and several basis by each of our direct and indirect wholly-owned domestic restricted subsidiaries that are guarantors under the ABL Facility (subject to customary release provisions). The Notes are governed by an indenture dated as of November 2, 2017. The Notes accrue interest at 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year. We used the net proceeds of approximately $340.0 million from the Notes Offering, together with cash on hand of approximately $260.0 million, to pay the November Special Dividend.
The Notes will mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year, commencing May 1, 2018.
At any time prior to November 1, 2020, we may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at our option, in whole or in part, from time to time, on or after November 1, 2020, at redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to November 1, 2020, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 108.00%

of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. We are also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event it experiences specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount thereof in the event it makes certain asset sales or dispositions and does not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.
Promissory Note
As of December 31, 2017 (Successor), we had debt outstanding of $3.7 million, $2.9 million of which was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
Voluntary Employee Beneficiary Association
In connection with the Asset Acquisition, we entered into a new initial CBA with the UMWA pursuant to which we agreed to contribute $25.0 million to a VEBA trust to be formed and administered by the UMWA. We paid $4.2 million and $20.8 million in installments during the year ended December 31, 2017 and the nine months ended December 31, 2016, respectively. Contributions to the VEBA are non-recurring in nature and were immediately expensed and included within cost of sales in the Statements of Operations.
Restricted Cash
As of December 31, 2017 (Successor), restricted cash included $0.8 million in other long-term assets in the Consolidated Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
Short-Term Investments
During the year ended December 31, 2017, we purchased $17.5 million in United States Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
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
Our cash capital expenditures were $92.6 million for the year ended December 31, 2017 (Successor), primarily as a result of a significant capital investment program that we implemented in 2017 to upgrade all key production equipment to further improve efficiency and reliability of our mining operations. We spent approximately $62.0 million in sustaining capital which was within our guidance of $60.0 to $65.0 million, $26.0 million in capital for projects that had been deferred in prior years due to low met coal price environments, which was within our guidance of $22.0 to $27.0 million, and an additional $19.0 million in other discretionary capital, which included the start of construction of a new portal at Mine No. 7 that we expect will be completed in 2018 and which was also within our guidance. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $15.0 million.
We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

We expect to continue making significant capital expenditures in 2018 above our normal sustaining capital expenditures that we believe will further improve efficiency, reliability and production levels in 2018 and the future. Total capital spending will depend upon a number of factors, including business and economic conditions, the met coal pricing environment and our expected financial performance and our capital expenditures can be reduced if those conditions were to deteriorate in 2018 or beyond. Our capital spending is expected to range from $100.0 to $120.0 million for the full year 2018, consisting of sustaining capital expenditures of approximately $70.0 to $83.0 million and discretionary capital expenditures of approximately $30.0 to $36.0 million. Our sustaining capital expenditures include expenditures related to longwall operations, safety upgrades and gas businesses. Our discretionary capital expenditures include the completion of a new portal for Mine No. 7 and other various operational improvements, which will increase efficiency, increase production and lower costs over time. Because of the long lead times on the discretionary capital spending, we expect to realize the benefits of those projects primarily in 2019 and beyond. These amounts set forth above do not include any potential spending associated with our Blue Creek Energy Mine should we decide to develop it for production in the future.
Contractual Obligations
The following is a summary of our significant contractual obligations at December 31, 2017.

	Payments due by Year
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Promissory note (principal and interest)(1)	$3,824	$3,060	$764	$—	$—
Senior Secured Notes (principal and interest)(2)	546,000	28,000	58,333	56,000	403,667
Minimum throughput obligations(3)	344,403	43,500	87,769	88,820	124,314
Royalty obligations(4)	86,106	5,486	10,348	10,324	59,948
Black lung obligations(5)	92,295	1,685	4,356	4,094	82,160
Asset retirement obligations(5)	112,407	3,586	11,896	9,843	87,082
Capital lease obligations (6)	5,784	5,313	471	—	—

Total contractual obligations	$1,190,819	$90,630	$173,937	$169,081	$757,171

(1)
Represents a security agreement and promissory note assumed in the Asset Acquisition. The agreement was entered into for the purchase of underground mining equipment. The promissory note matures on March 31, 2019, has a fixed interest rate of 4.00% per annum and is secured by the underground mining equipment it was used to purchase.

(2)	Represents principal and interest payments on our Notes. See Note 16 to our consolidated financial statements.

(3)	Represents minimum throughput obligations with our rail and port providers.

(4)	We have obligations on various coal and land leases to prepay certain amounts, which are recoupable in future years when mining occurs.

(5)	Represents estimated costs for black lung and asset retirement obligations, which have been presented on an undiscounted basis.

(6)	Represents a capital lease obligations for the purchase of underground mining equipment.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2017 (Successor), we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $38.1 million, and $2.1 million for miscellaneous purposes.

Critical Accounting Policies and Estimates
The financial statements are prepared in conformity with GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the period presented. Management evaluates these estimates and assumptions on an ongoing basis, using historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management’s estimates.
We believe the following discussion addresses our most critical accounting estimates, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management’s historical experience and on various other assumptions that we believe reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our financial statements. Our significant accounting policies are described in Note 2 to our financial statements included elsewhere in this Annual Report.
Coal Reserves
There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors that are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists or third-party consultants. A number of sources of information are used to determine accurate recoverable reserve estimates including:

•	geological conditions;

•	historical production from the area compared with production from other producing areas;

•	the assumed effects of regulations and taxes by governmental agencies;

•	previously completed geological and reserve studies;

•	assumptions governing future prices; and

•	future operating costs.
Some of the factors and assumptions, which will change from time to time, that impact economically recoverable reserve estimates include, among other factors:

•	mining activities;

•	new engineering and geological data;

•	acquisition or divestiture of reserve holdings; and

•	modification of mining plans or mining methods.
Each of these factors may vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates. As of December 31, 2017, we had 221.7 million metric tons of proven and probable coal reserves.

Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2017 (Successor), we had recorded asset retirement obligation liabilities of $99.7 million, including $3.6 million reported as current.
Black Lung
We also have significant liabilities for uninsured miners’ black lung benefit liabilities that were assumed in connection with the Asset Acquisition. The recorded amounts of these liabilities are based on estimates of loss from individual claims and on estimates of incurred but not reported claims determined on an actuarial basis from historical experience using assumptions regarding rates of successful claims, benefit increases and mortality rates.
Black lung benefit liabilities are also affected by discount rates used. A discount rate of 3.56% was used to calculate the present value of the obligation as of December 31, 2017 (Successor). Changes in the frequency or severity of losses from historical experience and changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. As of December 31, 2017 (Successor), we had recorded black lung liabilities of $31.9 million, of which $1.7 million is classified in other current liabilities and the remainder of $30.2 million is shown as a long-term liability as a separate line item in the Balance Sheet. At December 31, 2017 (Successor), a one-percentage-point increase in the discount rate would decrease the liability by $4.4 million, while a one-percentage-point decrease in the discount rate would increase the liability by $5.6 million.
Income Taxes
As a result of the Asset Acquisition, we have significant federal and state NOLs of approximately $1.6 billion as of December 31, 2017 (Successor).
We believe the utilization of these NOLs, subject to certain limitations, will significantly reduce the amount of federal and state income taxes payable by us for the foreseeable future as compared to what we would have had to pay at the statutory rates without these NOL benefits. Under Section 382 of the Code, these NOLs could be subject to annual limitations, further limitations, or elimination, as described below, if we were to undergo a subsequent ownership change in the future. To the extent we have taxable income in the future and can utilize these NOL carryforwards, subject to certain limitations, to reduce taxable income, our cash taxes will be significantly reduced in those future years. Notwithstanding the above, even if all of our regular U.S. federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to state, local or other non-federal income taxes. See “Part I, Item 1A. Risk Factors-Risks Related to Our Business-We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets.”
On September 18, 2017, the IRS issued to us a private letter ruling, which favorably resolved certain questions about our ability to qualify for an exception to the annual limitations under Section 382 of the Code on the utilization of NOLs to reduce taxable income. Based on such private letter ruling, we believe that there is no limitation on the utilization of our NOLs to shield our income from federal taxation. The private letter ruling was issued based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings provided to the IRS by us. If any of these facts, assumptions, representations, statements or undertakings are, or become, incorrect, inaccurate or incomplete, the private letter ruling may be invalid and the conclusions reached therein could be jeopardized. As a result of our qualifying for this exemption, if we were to undergo a subsequent ownership change within two years of the Asset Acquisition, or prior to April 1, 2018, our NOLs would effectively be reduced to zero. In addition, a subsequent ownership change occurring after April 1, 2018 could limit our ability to utilize our NOLs and other tax attributes.

GAAP requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are required to be reduced by a valuation allowance if it is “more likely than not” that some portion or the entire deferred tax asset will not be realized. In our evaluation of the need for a valuation allowance on our U.S. deferred tax assets, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, carryback of future period losses to prior periods, projected future taxable income, tax planning strategies and recent financial performance. Based on our review of all positive and negative evidence, including a three year U.S. cumulative pre-tax loss, we concluded that a valuation allowance should be recorded against our deferred tax assets that are not expected to be realized through future sources of taxable income generated from carrybacks of future period losses, scheduled reversals of deferred tax liabilities and tax planning strategies. As a result, a valuation allowance was recorded to reflect the portion of the U.S. federal and state deferred tax assets that are not likely to be realized based upon all available evidence. If we later determine that we will more likely than not realize all, or a portion, of the U.S. deferred tax assets, we will reverse the valuation allowance in a future period. All future reversals of the valuation allowance would result in a tax benefit in the period recognized.
The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on our income tax benefit and deferred income taxes for the year ended December 31, 2017. See Note 8 to our consolidated financial statements for further detail.
Recently Adopted Accounting Standards
See Note 2 of our consolidated financial statements for disclosures related to new accounting policies adopted.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Commodity Price Risk
We are exposed to commodity price risk on sales of coal. We sell most of our met coal under contracts primarily with pricing terms of three months and volume terms of up to one year. Sales commitments in the met coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.
We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of December 31, 2017 (Successor), we had natural gas swap contracts outstanding with notional amounts totaling 8,400 million British thermal units maturing in the fourth quarter of 2018. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of December 31, 2017 (Successor) and December 31, 2016 (Successor) we did not have any allowance for credit losses associated with our trade accounts receivables.
Interest Rate Risk
On November 2, 2017, we consummated the Notes Offering of $350.0 million aggregate principal amount of the Notes. The Notes have a fixed rate of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.
On April 1, 2016, we entered into the ABL Facility, as amended, that bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 200 bps to 250 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2017 (Successor), assuming we had $100.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.0 million.
Impact of Inflation
While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.
Item 8. Financial Statements and Supplementary Data
The information required by this item appears beginning on page F-1 following the signature pages of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2017. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2017, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
Prior to the Asset Acquisition, we were a newly formed company that acquired its operating assets from Walter Energy, which had recently filed for bankruptcy. This resulted in our accounting and financial reporting function having limited accounting and financial reporting personnel and other resources with which to address our internal controls and procedures. In connection with the audits of the financial statements of our Predecessor, our independent registered public accounting firm identified two material weaknesses in our internal control over financial reporting. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses resulted in material adjustments to the financial statements of our Predecessor which were corrected in the historical periods presented.
The two material weaknesses identified related to our Predecessor’s internal control over financial reporting:

•
Financial close processes: This material weakness relates to the Predecessor’s design and operation of the account balance reconciliation process, including the performance and preparation of accounting reconciliations and the adequacy of the review of such account balance reconciliations.

•
Process to estimate asset retirement obligation costs: This material weakness relates to the Predecessor’s calculation of asset retirement obligations and ineffective coordination between operational and accounting personnel to determine the appropriate asset retirement obligation.

At the time that the material weaknesses occurred, Walter Energy, the parent of our Predecessor, was in bankruptcy. Many of the employees directly involved in the Predecessor’s account reconciliation process and calculation of the asset retirement obligation had been terminated or had resigned. Many routine and non-routine functions were reassigned to a limited number of financial reporting personnel. Further, during this time, GAAP financial statements were not being prepared for purposes of public disclosure and filing with the SEC.
Management remediated these material weaknesses in the first quarter of 2017. The remediation process began following the closing of the Asset Acquisition, when we implemented a new enterprise resource planning system, re-designed and implemented additional internal controls, including establishing additional controls over the compilation and validation of data and inputs used to estimate asset retirement obligation costs, reassigned existing personnel and hired additional personnel, including a Chief Financial Officer effective January 1, 2017.
It should be noted that any system of controls, however well designed and operated, can provide only reasonable and not absolute assurance that the objectives of the system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected or that judgments in decision-making are not based on faulty input.

Our independent registered public accounting firm has not yet performed an audit of our internal control over financial reporting and is not required to report on management’s assessment of our internal control over financial reporting until we file our Annual Report on Form 10-K for the year ended December 31, 2018.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting that occurred during our most recently completed fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information as required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2017.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1)    Financial Statements
Our consolidated financial statements are included in this Annual Report beginning on page F-1.
(a) (2)    Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(a) (3) Exhibits

Exhibit Number	Description

2.1#
Amended and Restated Asset Purchase Agreement, dated as of March 31, 2016, by and among Warrior Met Coal, LLC and the other purchasers party thereto, as buyers, and Walter Energy, Inc. and certain subsidiaries of Walter Energy, Inc., as sellers (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

2.2
Form of Certificate of Conversion of Warrior Met Coal, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

3.1
Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

4.1
Indenture, dated as of November 2, 2017, by and among Warrior Met Coal, Inc., the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on November 6, 2017).

4.2
Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

10.1
Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, by and among Warrior Met Coal, LLC and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and swingline agent, Citibank N.A. and Credit Suisse AG, Cayman Islands Branch, as letter of credit Issuers, the other lenders party thereto, and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC, as joint lead arrangers and joint bookrunners (incorporated by reference to Exhibit 10.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.2
Amendment No. 1 to Asset-Based Revolving Credit Agreement, dated as of January 23, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, LLC and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A. as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders (incorporated by reference to Exhibit 10.2 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.3
Amendment No. 2 to Asset-Based Revolving Credit Agreement, dated as of March 24, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, LLC and certain of its subsidiaries, as borrowers, the guarantors party thereto, each lender party thereto, and Citibank, N.A. as administrative agent and collateral agent (incorporated by reference to Exhibit 10.12 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.4
Amendment No. 3 to Asset-Based Revolving Credit Agreement, dated as of May 15, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 3, 2017).

10.5
Amendment No. 4 to Asset-Based Revolving Credit Agreement, dated as of October 3, 2017, to the Asset-Based Revolving Credit Agreement, dated as of April 1, 2016, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender providing additional commitment pursuant to the Amendment, as commitment increase lenders, and the other lenders party to the Credit Agreement, as existing lenders (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on October 4, 2017).

10.6*
Intercreditor Agreement, dated as of November 2, 2017, among Citibank, N.A., initial ABL agent, Wilmington Trust National Association, as trustee and initial term agent, and each additional term debt agent from time to time party thereto.

10.7
Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 3, 2017).

10.8†
Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.9†
Warrior Met Coal, LLC 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.10†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017.

10.11†
Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.12†
Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Michael T. Madden (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.13†
Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.14†
Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.15†*	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Kelli K. Gant.

10.16†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.17†
Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.18†
Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Michael T. Madden (incorporated by reference to Exhibit 10.14 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.19†
Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.20†
Restricted Unit Award Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.21†
Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.22†
Restricted Unit Award Agreement, dated February 24, 2017, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.23†
Phantom Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3*	Consent of Norwest Corporation.

23.4*	Consent of McGehee Engineering Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders' Equity, (v) the Statements of Cash Flows, and (vi) Notes to Financial Statements.

*Filed herewith.

**	Furnished herewith.

†	Management contract, compensatory plan or arrangement.
#    The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant)

Date: February 14, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 14, 2018

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2018

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 14, 2018

/s/ Michael Addeo
Michael Addeo	Director	February 14, 2018

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 14, 2018

/s/ Keith Luh
Keith Luh	Director	February 14, 2018

/s/ Blaine MacDougald
Blaine MacDougald	Director	February 14, 2018

/s/ Matthew R. Michelini
Matthew R. Michelini	Director	February 14, 2018

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 14, 2018

/s/ Gareth Turner
Gareth Turner	Director	February 14, 2018

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2017 (Successor) and December 31, 2016 (Successor)	F-3
Statements of Operations for the year ended December 31, 2017 (Successor), the nine months ended December 31, 2016 (Successor), the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor)
F-4
Statements of Changes in Equity for the year ended December 31, 2017 (Successor), the nine months ended December 31, 2016 (Successor), the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor)
F-5
Statements of Cash Flows for the year ended December 31, 2017 (Successor), the nine months ended December 31, 2016 (Successor), the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor)
F-6
Notes to Financial Statements	F-8

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2017 and for the nine months ended December 31, 2016, and the related notes. We also have audited the accompanying combined statements of operations, changes in Parent net investment and cash flows of the Company’s Predecessor for the three months ended March 31, 2016 and for the year ended December 31, 2015. In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2017 and 2016 and the consolidated and combined results of operations and cash flows of the Company and its Predecessor for the periods referred to above, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company and its Predecessor are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's or the Predecessor's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Birmingham, Alabama
February 14, 2018

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	Successor
	December 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$35,470	$150,045
Short-term investments	17,501	17,501
Trade accounts receivable	117,746	65,896
Other receivables	14,482	5,901
Inventories, net	54,294	39,420
Prepaid expenses and other	29,376	12,010
Total current assets	268,869	290,773
Mineral interests, net	130,004	143,231
Property, plant and equipment, net	536,745	496,959
Income tax receivable	39,255	—
Other long-term assets	18,442	16,668
Total assets	$993,315	$947,631
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,076	$6,043
Accrued expenses	66,704	47,339
Asset retirement obligations	3,572	3,098
Other current liabilities	6,903	5,307
Current portion of long-term debt	2,965	2,849
Total current liabilities	108,220	64,636
Long-term debt	342,948	3,725
Deferred income taxes	258	1,944
Asset retirement obligations	96,096	96,050
Black lung obligations	30,208	27,156
Other long-term liabilities	2,562	1,153
Total liabilities	580,292	194,664
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, issued and outstanding - 53,284,470 and 53,442,532, respectively)	534	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	329,993	802,107
Retained earnings (accumulated deficit)	82,496	(49,673)
Total stockholders’ equity	413,023	752,967
Total liabilities and stockholders’ equity	$993,315	$947,631
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
Revenues:
Sales	$1,124,645	$276,560	$65,154	$514,334
Other revenues	44,447	21,074	6,229	30,399
Total revenues	1,169,092	297,634	71,383	544,733
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	592,530	244,723	72,297	601,545
Cost of other revenues (exclusive of items shown separately below)	28,422	19,367	4,698	27,442
Depreciation and depletion	75,413	47,413	28,958	123,633
Selling, general and administrative	36,453	20,507	9,008	38,922
Other postretirement benefits	—	—	6,160	30,899
Restructuring costs	—	—	3,418	13,832
Asset impairment charges	—	—	—	27,986
Transaction and other costs	12,873	13,568	—	—
Total costs and expenses	745,691	345,578	124,539	864,259
Operating income (loss)	423,401	(47,944)	(53,156)	(319,526)
Interest (expense), net	(6,947)	(1,711)	(16,562)	(51,077)
Gain on extinguishment of debt	—	—	—	26,968
Reorganization items, net	—	—	7,920	(7,735)
Income (loss) before income taxes	416,454	(49,655)	(61,798)	(351,370)
Income tax (benefit) expense	(38,592)	18	18	(40,789)
Net income (loss)	$455,046	$(49,673)	$(61,816)	$(310,581)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic and diluted	$8.62	$(0.94)
Weighted average number of shares outstanding—basic	52,800	52,640
Weighted average number of shares outstanding— diluted	52,806	52,640
Dividends per share:	$14.92	$—
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENT OF CHANGES IN EQUITY
(in thousands)

Predecessor	Total Parent Net Investment
Balance at December 31, 2014	$288,699
Net loss	(310,581)
Change in attribution of Parent debt (Note 22)	(663,701)
Net transfers to Parent	(135,278)
Balance at December 31, 2015 (Predecessor)	$(820,861)
Net loss	(61,816)
Change in attribution of Parent debt	(626)
Net transfers to Parent	(12,900)
Balance at March 31, 2016 (Predecessor)	$(896,203)

	Common Stock	Preferred Stock	Additional Paid in Capital	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
Balance at April 1, 2016 (Successor)	$—	$—	$—	$—	$—
Net loss	—	—	—	(49,673)	(49,673)
Equity award compensation	7	—	502	—	509
Issuance of 17,772,724 common shares (formerly Class A member units)	178		601,605	—	601,783
Issuance of 34,864,802 common shares (formerly Class B member units)	348	—	200,000	—	200,348
Balance at December 31, 2016 (Successor)	$533	$—	$802,107	$(49,673)	$752,967
Net income	—	—	—	455,046	455,046
Dividends paid ($14.92 per share)	—	—	(474,025)	(322,877)	(796,902)
Purchase accounting measurement period adjustment (See Note 3)	—	—	(3,525)	—	(3,525)
Equity award modification (See Note 15)	—	—	1,255	—	1,255
Stock compensation	—	—	4,181	—	4,181
Common shares issued	1	—	—	—	1
Balance at December 31, 2017 (Successor)	$534	$—	$329,993	$82,496	$413,023
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
OPERATING ACTIVITIES
Net income (loss)	$455,046	$(49,673)	$(61,816)	$(310,581)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	75,413	47,413	28,958	123,633
Deferred income tax (benefit) expense	(1,686)	544	18	(40,789)
Stock-based compensation expense	4,181	509	390	4,034
Non-cash reorganization items	—	—	(18,882)	(11,558)
Amortization of debt issuance costs and debt discount, net	1,889	1,244	10,164	6,760
Gain on extinguishment of debt	—	—	—	(26,968)
Asset impairment charges	—	—	—	27,986
Accretion of asset retirement obligations	1,834	2,817	1,169	4,276
Changes in operating assets and liabilities:
Trade accounts receivable	(51,850)	(54,911)	15,097	46,858
Other receivables	(8,121)	(2,530)	1,070	(12,474)
Inventories	(13,732)	9,524	677	20,604
Prepaid expenses and other current assets	(17,366)	(11,001)	13,020	8,378
Accounts payable	14,388	(4,144)	(15,338)	16,675
Accrued expenses and other current liabilities	15,642	45,408	(16,083)	22,303
Income tax receivable	(39,255)	—	—	—
Other	(1,871)	5,613	858	(10,955)
Net cash provided by (used in) operating activities	434,512	(9,187)	(40,698)	(131,818)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(92,625)	(11,531)	(5,422)	(64,971)
Proceeds from sale of property, plant and equipment	—	34	—	722
Cash paid for acquisition, net of cash acquired	—	(24,107)	—	—
Cash receipt from escrow agreement	—	9,364	—	—
Proceeds from termination of life insurance policy	—	12,857	—	—
Purchases of short-term investments	—	(17,501)	—	—
Net cash used in investing activities	(92,625)	(30,884)	(5,422)	(64,249)
FINANCING ACTIVITIES
Dividends paid	(796,902)	—	—	—
Proceeds from issuance of debt	344,750	—	15,723	—
Proceeds from rights offering	—	200,000	—	—
Retirements of debt	(3,060)	(2,295)	(285)	(4,610)
Principal repayments of capital lease obligations	(505)	—	—	—
Net cash transfers to Parent	—	—	(13,290)	(142,535)
Debt issuance costs paid	(2,562)	(4,978)	(8,388)	—
Net cash provided by (used in) financing activities	(458,279)	192,727	(6,240)	(147,145)
Net increase (decrease) in cash and cash equivalents and restricted cash	(116,392)	152,656	(52,360)	(343,212)
Cash and cash equivalents and restricted cash at beginning of period	152,656	—	84,462	427,674
Cash and cash equivalents and restricted cash at end of period	$36,264	$152,656	$32,102	$84,462

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$211	$231	$—	$42,595
Cash paid for income taxes	$2,349	$—	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases - equipment	$7,355	$—	$—	$—
Assets acquired in Asset Acquisition (Note 3)	$—	$828,321	$—	$—
Liabilities assumed in Asset Acquisition (Note 3)	$—	$175,360	$—	$—

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS
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
Corporate Conversion and Initial Public Offering
On April 12, 2017, in connection with the Company’s initial public offering (“IPO”), Warrior Met Coal, LLC filed a certificate of conversion, whereby Warrior Met Coal, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Warrior Met Coal, Inc. In connection with this corporate conversion, the Company filed a certificate of incorporation. Pursuant to the Company’s certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share. All references in the financial statements to the number of shares and per share amounts of common stock have been retroactively recast to reflect the corporate conversion.
On April 19, 2017, the Company completed its IPO, whereby the selling stockholders named in the Registration Statement on Form S-1 (File No. 333-216499) sold 16,666,667 shares of common stock at a price to the public of $19.00 per share. The Company did not receive any proceeds from the sale of common stock in the IPO. All of the net proceeds from the IPO were received by the selling stockholders.
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
The accompanying financial statements have been presented on a consolidated basis for the “Successor” periods subsequent to the Asset Acquisition, which include the year ended December 31, 2017 and the nine months ended December

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

31, 2016, and on a combined basis for the “Predecessor” periods prior to the Asset Acquisition, which include the year ended December 31, 2015 and the three months ended March 31, 2016. The financial information of the Company has been separated by a vertical line on the face of the financial statements to identify these different bases of accounting for Predecessor and Successor periods.
Predecessor Presentation
The Predecessor’s combined financial statements for the three months ended March 31, 2016 and the year ended December 31, 2015 have been “carved-out” from the accounting records of Walter Energy.
Historically, the Predecessor did not operate as an independent standalone company. For periods subsequent to filing the Chapter 11 Cases and prior to March 31, 2016, the Predecessor applied the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, in preparing its combined financial statements. ASC 852 requires that the financial statements distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Accordingly, certain revenues, expenses, realized gains and losses and provisions for losses that were realized or incurred in the Chapter 11 Cases have been recorded in a reorganization line item on the Combined Statements of Operations.
Preparation of the combined financial statements, included making certain adjustments necessary to reflect all costs of doing business to present the historical records on a basis as if the Predecessor had been a separate standalone entity. These adjustments include, for example, allocations of Parent overhead and selling, general and administrative expenses.
The historical costs and expenses reflected in the combined financial statements include an allocation for certain corporate functions historically provided by the Parent. Substantially all of the Predecessor’s senior management were employed by the Parent and certain functions critical to the Predecessor’s operations were centralized and managed by the Parent. Historically, the centralized functions included executive senior management, financial reporting, financial planning and analysis, accounting, shared services, information technology, tax, risk management, treasury, legal, human resources, and strategy and development. The costs of each of these services have been allocated to the Predecessor on the basis of the Predecessor’s relative headcount, revenue and total assets to that of the Parent. These cost allocations were $7.8 million and $32.0 million for the three months ended March 31, 2016 (Predecessor) and the twelve months ended December 31, 2015 (Predecessor), respectively.
All intracompany transactions have been eliminated. The net effect of the settlement of transactions between the Predecessor, the Parent and other affiliates of the Parent, together with cash transfers to and from the Parent’s cash management accounts are reflected in the Statements of Changes in Stockholders' Equity and Parent Net Investment as net transfers to Parent and in the Statements of Cash Flows as a financing activity.
The allocation methodologies have been described in these notes to the financial statements where appropriate, and management considers the allocations to be reasonable. The financial information included herein may not necessarily reflect the financial position, results of operations and cash flows of the Predecessor in the future or what they would have been had the Predecessor been a separate, standalone entity during the periods presented.
The Parent used a centralized approach to cash management and financing of its operations. Historically, the majority of the Predecessor’s cash was transferred to the Parent on a daily basis. This arrangement is not reflective of the manner in which the Predecessor would have been able to finance its operations had it been a standalone business separate from the Parent during the periods presented.
The Predecessor’s employees participated in benefit and stock-based compensation plans of the Parent. A portion of the cost of those plans is included in the combined financial statements. See Notes 14 and 15 for a further description of the accounting for benefit plans and stock-based compensation, respectively.
The financial statements prior to April 1, 2016 included an allocation of a portion of debt and related interest expense from the Parent. Interest expense on the Parent’s debt attributed to the Predecessor was $16.6 million and $51.1 million for the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively. The Parent also recognized a net gain on extinguishment of debt of $58.6 million prior to the Chapter 11 Cases, of which $27.0

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

million was attributed to and included in the year ended December 31, 2015 (Predecessor) as a gain on extinguishment of debt in the Statement of Operations.
Additionally, attribution of debt from the Parent related to debt incurred prior to the Chapter 11 Cases that was included in the December 31, 2015 balance sheet of the Predecessor resulted in a net change in the Parent net investment for the Predecessor of approximately $663.7 million for the year ended December 31, 2015.
Note 2—Summary of Significant Accounting Policies
Use of Estimates
The Company prepares its financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.
Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing met coal to foreign steel producers. For the year ended December 31, 2017, approximately 96.2% of sales were derived from coal shipments to these customers, located primarily in Europe, South America and Asia. At December 31, 2017 approximately 96.9% of trade receivables related to these customers. For the year ended December 31, 2017, our geographic customer mix was 63% in Europe, 23% in South America and 14% in Asia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
During the year ended December 31, 2017, Xcoal Energy & Resources and Salzgitter Flachstahl GmBH accounted for $181.9 million, or 16.1%, and $112.8 million, or 10%, of total revenues, respectively. During the nine months ended December 31, 2016, Salzgitter Flachstahl GmBH, Voestelpine and Huettenwerke Krupp Mannesmann GmBH accounted for $43.1 million, or 15.6%, $35.3 million, or 12.7%, and $34.0 million, or 12.3% of total revenues, respectively. During the three months ended March 31, 2016, Xcoal Energy & Resources and Voestelpine accounted for $10.7 million, or 16.4% and $8.3 million, or 12.8% of total revenues, respectively. During the year ended December 31, 2015, ArcelorMittal accounted for $88.7 million, or 16.3% of total revenues and no other customer accounted for 10% or more of total revenues. Credit is extended based on an evaluation of the individual customer’s financial condition. In some instances, the Company required letters of credit, cash collateral or prepayments from its customers on or before shipment to mitigate the risk of loss. These efforts have consistently resulted in minimal historical credit losses.
Revenue Recognition
For periods prior to January 1, 2018, revenue is recognized when the following criteria have been met: (i) persuasive evidence of an arrangement exists; (ii) the price to the buyer is fixed or determinable; (iii) delivery has occurred; and (iv) collectability is reasonably assured. Delivery is considered to have occurred at the time title and risk of loss transfers to the customer. For coal shipments to domestic customers via rail, delivery occurs when the railcar is loaded. For coal shipments to international customers via ocean vessel, delivery occurs when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, delivery occurs when the gas has been transferred to the pipeline.
For periods subsequent to January 1, 2018, revenue will be recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline.
Our coal and gas sales generally include up to 30-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Shipping and Handling
Costs incurred to transport coal to the point of sale at the Port of Mobile, Alabama, are included in cost of sales and the gross amounts billed to customers, if any, to cover shipping and handling to the ultimate/final destination are included in sales.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows (in thousands):

	Successor
	December 31, 2017	December 31, 2016
Cash and cash equivalents	$35,470	$150,045
Restricted cash included in other long-term assets	794	2,611
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$36,264	$152,656
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of December 31, 2017 (Successor), restricted cash included in other long-term assets in the Balance Sheet represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations. As of December 31, 2016 (Successor), restricted cash included in other long-term assets in the Balance Sheet represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
As of December 31, 2017 (Successor) and December 31, 2016 (Successor), the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
Inventories
Inventories are valued at the lower of cost or net realizable value. Coal inventory costs include labor, supplies, equipment costs, operating overhead, freight, royalties, depreciation and depletion and other related costs. Coal inventories are valued using the first-in, first-out (“FIFO”) inventory valuation method. The valuation of coal inventories is subject to estimates due to possible gains and losses resulting from inventory movements from the mine site to storage facilities, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages and overages due to these inherent gains and losses, primarily based on historical results from aerial surveys and periodic coal pile clean-ups. Supplies inventories are valued using the average cost method of accounting. Management evaluates its supplies inventory in terms of excess and obsolete exposures which includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate market value. A reserve for excess and obsolete supplies inventory is established and charged to cost of sales in the Statements of Operations.
Deferred Longwall Move Expenses
Direct costs, including labor and supplies, associated with moving longwall equipment and the related equipment refurbishment costs are deferred and included in prepaid expenses. These deferred costs are amortized on a unit-of-production basis into cost of sales over the life of the subsequent panel of coal mined by the longwall equipment. See Note 5 for further disclosures related to deferred longwall move expenses.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Advanced Mining Royalties
Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. Advance mining royalties are included in other long-term assets.
Property, Plant and Equipment
Property, Plant and Equipment
Property, plant and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense range from three to ten years for machinery and equipment, and from fifteen to thirty years for land improvements and buildings. Well life is used to estimate the useful life for gas properties and related development, and mine life is used for amortizing mine development costs. Gains and losses upon disposition are reflected in the Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to cost of sales as incurred.
Deferred Mine Development
Costs of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the coal physically accessible, may include construction permits and licenses, mine design, construction of access roads, main entries, airshafts, roof protection and other facilities. Costs of developing the first pit within a permitted area of a surface mine are capitalized up to the point of coal production attaining a level that would be more than de minimis. A surface mine is defined as the permitted mining area, which includes various adjacent pits that share common infrastructure, processing equipment and a common coal reserve. Surface mine development costs include construction costs for entry roads, drilling, blasting and removal of overburden to access the first coal seam. Mine development costs are amortized primarily on a unit-of-production basis over the estimated reserve tons directly benefiting from the capital expenditures. Costs amortized during the production phase of a mine are capitalized into inventory and expensed to cost of sales as the coal is sold.
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the unit-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $9.4 million and $4.5 million for the year ended December 31, 2017 and nine months ended December 31, 2016 (Successor), respectively, and is included in depreciation and depletion in the accompanying Statements of Operations. There was no depletion expense recorded for the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor).
Asset Retirement Obligations
The Company has certain asset retirement obligations primarily related to mine closing reclamation costs, perpetual water care costs and other costs associated with dismantling and removing facilities. The future costs of these obligations is accrued at the estimated fair value in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. Capitalized asset retirement costs are amortized on a unit-of-production basis over the estimated reserves. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in cost of sales on the Statements of Operations.
Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and revised for changes in future estimated costs and regulatory requirements, as necessary.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Impairment of Long-Lived Assets
Property, plant and equipment and other long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that would indicate possible impairment. When impairment indicators exist, the Company uses an estimate of the future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, impairment is recognized equal to the amount by which the carrying amount of the asset exceeds the fair value of the asset or asset group. Fair value is generally determined using market quotes, if available, or a discounted cash flow approach. The Company’s estimate of future undiscounted cash flows is based on assumptions including long-term met coal pricing forecasts, anticipated production volumes and mine operating costs for the life of the mine or estimated useful life of the asset.
Equity Award Compensation (Successor)
The Company accounts for equity award-based compensation to employees and non-employee/directors in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method adjusted for estimated forfeitures rates based on historical experience. The Company recognizes compensation expense associated with equity awards for all awards made to employees as the requisite service, performance and market vesting conditions are met. The Company measures compensation expense based on the grant-date fair value of the awards calculated using a Black-Scholes or Monte Carlo valuation model.
Compensation expense for equity awards with a service-only condition is recognized over the employee’s requisite service period using a graded vesting method. For awards with a performance condition that affects vesting, the performance condition is not considered in determining the award’s grant-date fair value; however, the performance conditions are considered when estimating the quantity of awards that are expected to vest. No compensation expense is recorded for awards with performance conditions until the performance condition is determined to be probable of achievement. For awards with a market condition that affects vesting, the market condition is considered in determining the award’s grant-date fair value. Compensation expense for awards with a market condition is recognized straight-line over the derived or implied service period. For awards with both performance and market conditions, the market condition is incorporated into the fair value of the award, while the performance condition impacts the timing of expense recognition.
Compensation expense for equity awards is included in cost of sales (exclusive of items shown separately below) and selling, general and administrative in the accompanying Statements of Operations.
Stock-Based Compensation (Predecessor)
Prior to the Asset Acquisition, the Parent periodically granted stock-based awards to its employees and its board of directors. Stock-based compensation expenses related to these awards were allocated to the Predecessor based on the awards and terms previously granted to the employees of the Predecessor’s business units or subsidiaries as well as an allocation of the Parent’s corporate employee expenses.
The Parent measured stock options and other stock-based awards granted to employees and directors based on the fair value on the date of the grant and recognized compensation expense for those awards, net of estimated forfeitures, over the requisite service period, which was generally the vesting period of the respective award.
The Parent recognized compensation expense for only the portion of awards that were expected to vest. In developing a forfeiture rate estimate, the Parent considered its historical experience to estimate pre-vesting forfeitures for service-based awards. The impact of a forfeiture rate adjustment was recognized in full in the period of adjustment, and when the actual forfeiture rate was materially different from the estimate.
The Parent used the Black-Scholes option pricing model to value stock option grants and also estimated forfeitures in calculating the expense related to stock-based compensation. The Parent used the Monte Carlo simulation to value its performance share units in calculating the expense related to stock-based compensation.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight line method. As of December 31, 2017 and December 31, 2016 (Successor), respectively, there were $2.2 million and $3.7 million of origination fees related to the ABL Facility (as defined below) in other long-term assets on the accompanying Balance Sheet. As of December 31, 2017 there were $7.8 million of unamortized deferred financing costs and debt discount related to the Notes (as defined below), which is presented as a deduction from the carrying amount of the debt recognized in the accompanying Balance Sheet.
Income Taxes
Results of operations of the Predecessor were historically included in the consolidated federal and state income tax returns of the Parent. The income tax provision included in the Predecessor financial statements was calculated using a method consistent with a separate return basis, as if the Predecessor’s business had been a separate taxpayer. Similarly, historical tax attributes (net operating losses, alternative minimum tax credits, etc.) were allocated to the Predecessor’s business utilizing a reasonable method of allocation.
The Company records a tax provision for the expected tax effects of the reported results of operations. The provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are recognized for the expected future tax impact of temporary differences between the financial reporting and tax bases of assets and liabilities, and for operating losses and tax credit carryforwards. Deferred income tax assets and liabilities are measured using the currently enacted tax rates that apply to taxable income in effect for the years in which those tax assets and liabilities are expected to be realized or settled. The Company records a valuation allowance to reduce deferred income tax assets to the amount that is believed more likely than not to be realized. When the Company concludes that all or part of the net deferred income tax assets are not realizable in the future, the Company makes an adjustment to the valuation allowance that is charged to earnings in the period that such determination was made.
The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.
The Tax Cuts and Jobs Act, which was enacted in December 2017, had a substantial impact on the Company's income tax benefit and deferred tax assets and liabilities for the year ended December 31, 2017. See Note 8 for further detail.
Fair Value Measurements
Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. A three level hierarchy has been established for valuing assets and liabilities based on how transparent (observable) the inputs are that are used to determine fair value, with the inputs considered most observable categorized as Level 1 and those that are the least observable categorized as Level 3. Hierarchy levels are defined as follows:
Level 1: Quoted prices in active markets for identical assets and liabilities.
Level 2: Observable inputs (other than Level 1 quoted prices), such as quoted prices in active markets for similar assets or liabilities, quoted prices in markets that are not active for identical or similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data.
Level 3: Unobservable inputs that are supported by little or no market activity that are significant to determining the fair value of the assets or liabilities, including pricing models, discounted cash flow methodologies and similar techniques.
New Accounting Pronouncements
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". ASU 2016-02 contains accounting guidance that will require a lessee to recognize a right of use asset and lease liability on the

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

balance sheet for all leases, with the exception of short-term leases. Additional qualitative disclosures along with specific quantitative disclosures will also be required. The Company plans to adopt this standard on January 1, 2019. The Company is currently evaluating whether this standard will have a material impact on the Company's consolidated financial position and results of operations.
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
In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers”. The new standard requires an entity to recognize revenue upon transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date,” which defers the effective date of ASU 2014-09 by one year. ASU 2015-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period and permits early adoption on a limited basis. The Company adopted ASU 2014-09 as of January 1, 2018, using the modified retrospective approach.The Company will apply the standard to all customer contracts entered into as of the date of initial application. The Company has concluded the adoption did not change the timing at which the Company has historically recognized revenue nor did it have a material impact on its consolidated financial statements.
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
The cash consideration of $50.8 million included the funding of escrow accounts to be used to pay certain expenses on behalf of the Walter Energy Debtors, some of which required residual amounts contained in the escrow accounts to be refunded to the Company after a specified time period. The Company received refunds of approximately $9.4 million during the nine months ended December 31, 2016 (Successor), which is presented in the investing section of the Statement of Cash Flows. The net cash paid for the Asset Acquisition was $24.1 million, which was $50.8 million of cash paid less cash and cash equivalents acquired of $26.7 million.
The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Asset Acquisition. During the first quarter of 2017, the Company completed the valuation of the assets and liabilities with the assistance of an independent third party and recorded a measurement-period adjustment to the preliminary purchase price allocation. The measurement-period adjustment was due to updated estimates for the acquired mineral interests including estimates for future royalty income, production volumes and timing which resulted in a $3.5 million decrease in fair value allocated to mineral interests as compared to the December 31, 2016 preliminary fair value. This also resulted in a decrease to additional paid in capital. The measurement-period adjustment was recorded during the first quarter of 2017 and had no impact on reported earnings for the year ended December 31, 2017 (Successor).

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
NOTES TO FINANCIAL STATEMENTS (Continued)

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
 Supplemental Unaudited Pro Forma Financial Information
The following unaudited pro forma results of operations give effect to the Asset Acquisition as if it had occurred on January 1, 2015. This unaudited pro forma financial information should not be relied upon as necessarily being indicative of the historical results that would have been obtained if the Asset Acquisition had actually occurred on that date, nor the results of operations in the future. The supplemental unaudited pro forma financial information was adjusted to (i) reflect the impact of certain fair value adjustments, including an adjustment to depreciation and depletion expense as a result of a change in the basis of property, plant and equipment and mineral interests, (ii) eliminate historical interest expense related to the notes, loans and other debt that was not assumed by the Company as part of the Asset Acquisition, (iii) eliminate a gain on reorganization items associated with the Chapter 11 Cases and (iv) eliminate the Predecessor's historical other postretirement benefit expense associated with the Predecessor's historical other postretirement benefit obligations for retiree medical and life insurance benefits, which were not assumed by the Company.

	Successor		Predecessor
	For the year ended December 31, 2016		For the year ended December 31, 2015
(in thousands)	As reported (1)	Pro forma (2)	As reported	Pro forma
Revenue	$297,634	$369,017	$544,733	$544,733
Net loss	$(49,673)	$(67,476)	$(310,581)	$(179,813)

(1)	Reflects nine months of Successor period operations.

(2)	Includes nine months of Successor period operations and three months of Predecessor period operations on a pro forma basis.
Note 4—Inventories, net
Inventories, net are summarized as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor
	December 31, 2017	December 31, 2016
Coal	$32,422	$18,788
Raw materials, parts, supplies and other, net	21,872	20,632
Total inventories, net	$54,294	$39,420
Note 5—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	Successor
	December 31, 2017	December 31, 2016
Deferred longwall move expenses	$19,600	$7,145
Prepaid insurance	4,955	3,140
Prepaid deposits	1,043	970
Gas hedge asset	1,664	—
Other	2,114	755
Total prepaid expenses and other	$29,376	$12,010
Note 6—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $144.2 million and $147.7 million and the related accumulated depletion totaled $14.2 million and $4.5 million as of December 31, 2017 and December 31, 2016, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	Successor
	December 31, 2017	December 31, 2016
Land	$72,882	$72,882
Land improvements	11,444	11,444
Building and leasehold improvements	82,836	64,814
Mine development and infrastructure costs	308	—
Machinery and equipment	441,353	366,317
Construction in progress	39,671	26,873
Total	648,494	542,330
Less: Accumulated depreciation	(111,749)	(45,371)
Property, plant and equipment, net	$536,745	$496,959
Depreciation and depletion expense was $75.4 million, $47.4 million, $29.0 million, and $123.6 million for the year ended December 31, 2017 (Successor), the nine months ended December 31, 2016 (Successor), the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.
Note 7—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor
	December 31, 2017	December 31, 2016
Advance mining royalties	$10,342	$9,847
Restricted cash	794	2,611
Other	7,306	4,210
Total other long-term assets	$18,442	$16,668

Note 8—Income Taxes
The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, limiting the deduction for interest expense, limiting the use of net operating losses generated on or after January 1, 2018 to offset taxable income and repealing the corporate alternative minimum tax ("AMT") and triggering refunds of prior year AMT credits. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 (“SAB 118”) to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company has recognized the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the impact to AMT tax credits and included these amounts in its consolidated financial statements for the year ended December 31, 2017. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Cuts and Jobs Act. The accounting is expected to be complete when the Company's 2017 U.S. corporate income tax return is filed in 2018.
Amounts recorded for the period ended December 31, 2017 (Successor) principally relate to the remeasurement of the deferred tax assets and liabilities due to the reduction in the U.S. corporate income tax rate from 35% to 21%. This remeasurement resulted in the Company reporting an income tax benefit of approximately $1.7 million due to the remeasurement of the deferred tax liability associated with the indefinitely lived asset that will now reverse at the new 21% rate along with a corresponding valuation allowance release. The remeasurement of the other deferred tax assets and liabilities had a corresponding adjustment to the valuation allowance which resulted in no tax expense or benefit. The Company has made calculations to reflect the changes for the Tax Cuts and Jobs Act based on currently available information and subsequent guidance may result in a change to the current estimates. Additionally, the Tax Cuts and Jobs Act eliminated the AMT regime after 2017 and provided for a refunding of AMT tax amounts paid in earlier years. This change resulted in a tax benefit, net of the current sequestration rate, as the valuation allowance on AMT credit carryforwards was reversed. Additionally, the Company reclassified these AMT credits to income taxes receivable. The amount of AMT credits recorded as long-term income taxes receivable is $39.3 million, which is net of a sequestration estimate of $2.8 million. These AMT credits are expected to be received in 2019 to 2022. The actual recovery will result in an income tax expense or benefit for the difference between the actual sequestration rate and the current estimated 6.6% sequestration rate.
The Company records deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, historical financial performance, our industry's historically cyclical financial results and tax planning strategies. In 2016, the Company recorded a full valuation allowance against its deferred tax assets due to its cumulative three-year loss position compounded by negative industry-wide business trends at that time. Despite strong recent financial performance in 2017, the Company concluded as of December 31, 2017 (Successor) that the valuation allowance was still needed on its net deferred tax assets based upon the weight of the factors described above, especially considering the history of losses. The Company continues to evaluate its cumulative loss position and income trend as well as its future projections of sustained profitability and whether this profitability trend constitutes sufficient positive evidence to support a reversal of its valuation allowance (in full or in part).
Results of operations of the Predecessor have historically been included in the federal and state income tax returns of the Parent. Accordingly, the income tax provision included in the Predecessor financial statements was calculated using a method consistent with a separate return basis, as if the Predecessor had been a separate taxpayer. Similarly, historical tax

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

attributes (net operating losses, alternative minimum tax credits, etc.) have been allocated to the Predecessor’s business utilizing a reasonable method of allocation.
Income tax expense (benefit) consisted of the following (in thousands):

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
Current
Federal	$(36,906)	$(526)	$—	$—
State	—	—	—	—
	(36,906)	(526)	—	—
Deferred
Federal	(1,712)	542	16	(40,789)
State	26	2	2	—
	(1,686)	544	18	(40,789)
Total	$(38,592)	$18	$18	$(40,789)
The income tax expense (benefit) at the Company’s and Predecessor’s effective tax rate differed from the U.S. statutory rate of 35% as follows (in thousands):

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
Income (loss) before income tax expense (benefit)	$416,454	$(49,655)	$(61,798)	$(351,370)
Tax expense (benefit) at statutory tax rate of 35%	145,759	(17,379)	(21,629)	(122,980)
Effect of:
Depletion	(25,212)	—	—	—
Estimate of the Tax Cuts and Jobs Act impact	(38,592)	—	—	—
State and local income tax, net of federal effect	9,620	(1,051)	(1,615)	(8,888)
Valuation allowance on deferred tax assets	(129,245)	14,460	22,204	81,370
Non-deductible transaction costs	4,506	4,318	—	—
Impact of restructuring	—	—	1,111	10,067
Other	(5,428)	(330)	(53)	(358)
Tax expense (benefit) recognized	$(38,592)	$18	$18	$(40,789)
Deferred income tax assets and liabilities reflect the effects of tax losses, credits, and the future income tax effects of temporary differences between the financial statement carrying amounts of assets and liabilities and their respective tax bases. Deferred income tax assets and liabilities are measured using enacted tax rates that apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.
Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor
	December 31, 2017	December 31, 2016
Deferred income tax assets:
Net operating loss and credit carryforwards	$395,526	$896,181
Inventory	1,083	851
Asset retirement obligations	23,765	37,425
Black lung obligations	7,991	10,826
Accrued expenses	561	2,501
Other	197	1,963
Total	429,123	949,747
Less: valuation allowance for deferred income tax assets	(312,493)	(767,290)
Net deferred income tax assets	116,630	182,457
Deferred income tax liabilities:
Prepaid expenses	(9,416)	(8,073)
Property, plant and equipment	(105,715)	(174,098)
Other	(1,757)	(2,230)
Total deferred income tax liabilities	(116,888)	(184,401)
Net deferred income tax liability	$(258)	$(1,944)
On March 31, 2016, the Company experienced an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result of such ownership change, absent an applicable exception to such rules, an annual limitation under Section 382 would apply for federal and certain state income tax purposes with respect to the utilization of net operating loss carryforwards ("NOLs"). In 2017, the Company requested a private letter ruling ("PLR") from the Internal Revenue Service ("IRS") to clarify certain matters, that if ruled favorably on by the IRS, would allow the Company to qualify for an exception to the aforementioned rules limiting its utilization of its NOLs. On September 18, 2017, the IRS issued to the Company a favorable PLR. Prior to the issuance of the PLR, the Company operated and prepared its financial statements based on an assumption that an annual limitation on the utilization of the NOLs existed. As a result of qualifying for such exception, the Company's gross federal and state NOLs were revised downward to approximately $1.9 billion and $2.0 billion, respectively, as of December 31, 2016 (Successor) and $1.6 billion for both federal and state NOLs as of December 31, 2017 (Successor). This revision reflected a decrease to the NOL deferred tax asset and a corresponding adjustment to the valuation allowance recorded against those NOLs. Under the aforementioned exception to the Code Section 382 limitation, if the Company were to undergo a subsequent ownership change within two years of the consummation of the Asset Acquisition, or at any time prior to April 1, 2018, its NOLs would effectively be reduced to zero. A subsequent ownership change could severely limit or eliminate the Company's ability to utilize its NOLs and other tax attributes.
A roll forward of the deferred tax asset valuation allowance is as follows (in thousands):

	Successor
	December 31, 2017	December 31, 2016
Beginning balance	$767,290	$—
Addition/(Reduction) - current tax expense/(benefit)	(129,245)	14,460
Additions - purchase accounting	—	752,830
Reduction due to application of IRC Section 382	(130,327)	—
Estimate of Tax Cuts and Jobs Act impact	(195,225)	—
Ending balance	$312,493	$767,290
The Parent filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. Net operating losses and carryforwards are subject to adjustments based on examination

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

and the statute of limitations is currently open for all such loss and credit carryforwards. The Company and the Predecessor had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2017 and 2016, respectively.
The Company has federal net operating loss carryforwards of approximately $1.6 billion as of December 31, 2017 (Successor), which expire predominantly in December 31, 2034 through December 31, 2036. The Company has state net operating loss carryforwards of approximately $1.6 billion, which expire predominantly in December 31, 2029 through December 31, 2031. In addition, the Company has approximately $6.6 million of general business credits which begin to expire in December 31, 2027 and fully expire in December 31, 2034. Additionally, the Company has $39.3 million of AMT credits, net of estimated sequestration impacts, which it has recorded as a long-term income tax receivable and are expected to be received in 2019 through 2022. Included in other receivables are income tax receivables of $9.1 million, which represents estimated overpayments of income tax in 2017.
The Company did not record any interest or penalties associated with income taxes but would record interest and penalties within income tax expense.
Note 9—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	Successor
	For the twelve months ended December 31, 2017	For the nine months ended December 31, 2016
Balance at Beginning of Period	$99,148	$—
ARO liability assumed in the Asset Acquisition	—	96,642
Accretion expense	1,834	2,817
Revisions in estimated cash flows	(658)	—
Obligations settled	(656)	(311)
Balance at End of Period	$99,668	$99,148

The portion of costs expected to be paid within a year of December 31, 2017 is $3.6 million. The portion of costs expected to be incurred beyond one year as of December 31, 2017 is $96.1 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2017.
Note 10—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	Successor
	December 31, 2017	December 31, 2016
Accrued wages and employee benefits	$24,832	$12,789
Accrued operating expenses	17,203	12,584
Accrued royalties	9,185	7,393
Accrued freight	5,051	2,029
Accrued interest	4,589	—
Accrued non-income taxes	1,553	1,440
Other	4,291	11,104
Total accrued expenses	$66,704	$47,339

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 11—Reorganization Items, Net
Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Statements of Operations as reorganization items as required by ASC 852. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
Reorganization items include an allocation of professional fees incurred in relation to the Chapter 11 Cases. For the three months ended March 31, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), the cost of these professional fees was allocated on the basis of the Predecessor’s assets as compared to the total assets of the Parent for each reporting period.
The following table presents reorganization items (in thousands):

	Predecessor
	For the three months ended March 31,	For the year ended December 31,
	2016	2015
Rejected workers’ compensation liabilities	$—	$22,169
Professional fees	(10,962)	(19,293)
Walter Energy Canada Holdings Inc. receivable impairment	—	(13,627)
Rejected executory contracts, leases and other	18,882	3,016
Reorganization items, net	$7,920	$(7,735)
Net cash paid for reorganization items for the three months ended March 31, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor) totaled approximately $12.3 million and $11.5 million, respectively.
Note 12—Restructuring Costs
For the three months ended March 31, 2016 (Predecessor) and for the year ended December 31, 2015 (Predecessor), the Predecessor recognized restructuring charges of approximately $3.4 million and $13.8 million, respectively, due to workforce reductions at the Alabama No. 7 underground mine, the Alabama No. 4 underground mine and corporate headquarters in conjunction with cost containment initiatives implemented in response to the deterioration in the metallurgical coal market. The restructuring charges consist primarily of severance and related benefits costs. The Company does not expect to incur any additional restructuring charges in the Successor periods in connection with the Predecessor restructuring actions.
As a result of the depressed met coal market associated with global supply and demand factors and a reduction in global steel production and steel demand, the Predecessor determined that indicators of impairment existed with respect to substantially all of its property, plant and equipment and mineral interest reserves during 2015. The Predecessor’s asset groups generally consist of assets and applicable liabilities of one or more mines and preparation plants and associated coal reserves for which the cash flows are largely independent of cash flows of other mines, preparation plants and associated coal reserves. Management concluded that all of the long-lived assets that were tested for impairment during 2015 were recoverable from future cash flows, except for the Blue Creek Energy Mine. The Predecessor recognized asset impairment charges of approximately $28.0 million to write-off advance royalties and mine development costs for the Blue Creek Energy Mine in 2015.
Note 13—Workers' Compensation and Pneumoconiosis ("Black Lung") Obligations
Workers' Compensation Obligations
Beginning on April, 1 2016, the Company is insured, through third party insurance carriers, for workers' compensation benefits for work related injuries.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Statements of Operations include expense associated with the Predecessor’s self-insured workers’ compensation arrangements of zero for the three months ended March 31, 2016 (Predecessor) and $6.4 million for the year ended December 31, 2015 (Predecessor). The Predecessor’s workers’ compensation obligations are included in cost of sales and selling, general and administrative expense on the Statements of Operations and represent the expected losses for claims incurred over each respective period.
In connection with the Chapter 11 Cases, the State of Alabama Department of Labor required the Predecessor to contribute $15.0 million as a security deposit to the State in order for the Predecessor to remain self-insured for its workers’ compensation liabilities. As a result of the Chapter 11 Cases and due to the insolvency of the Parent, the Alabama Worker’s Compensation Self-Insurers Guaranty Association assumed all of the Predecessor workers’ compensation liabilities and retained the $15.0 million security deposit, which resulted in the recognition of a $22.2 million gain in reorganization items, net in the Statement of Operations for the year ended December 31, 2015 (see Note 11).
Black Lung Obligations
The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016, the Company is insured, through a third-party insurance carrier, for black lung claims raised by any employee. In addition, in connection with the Asset Acquisition, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016. The Company is self-insured for the black lung claims assumed in the Asset Acquisition. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor required the Company to post $17.5 million in Treasury bills as collateral, in addition to maintaining a black lung trust acquired in the Asset Acquisition. The $17.5 million of collateral is recognized as short-term investments and the $4.0 million black lung trust is offset against the long-term portion of the black lung obligations within the Balance Sheet as of December 31, 2017 (Successor) and December 31, 2016 (Successor). Under the terms of the agreement with the U.S. Department of Labor, the Company may elect to replace the $17.5 million collateral deposit with a surety bond or other form of assurance every six months. The estimated total black lung liabilities (net of black lung trust assets) were $31.9 million as of December 31, 2017 (Successor), of which $1.7 million is classified in other current liabilities and the remainder of $30.2 million is shown as a long-term liability as a separate line item in the Balance Sheet. For the year ended December 31, 2016 (Successor), the estimated black lung liabilities were $28.7 million, of which $1.5 million is classified in other current liabilities and $27.2 million is displayed as a long-term liability as a separate line item in the Balance Sheet. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.
Note 14—Pension and Other Postretirement Benefits
Successor Benefit Plans
In connection with the Asset Acquisition, the Company did not assume any of the Parent’s obligations under the plans discussed in further detail below. The Company established new employee benefit plans for its employees subsequent to closing the Asset Acquisition. The plans are defined contribution plans. Contributions to these defined contribution plans amounted to 1.4 million for the year ended December 31, 2017 (Successor) and $1.1 million for the nine months ended December 31, 2016 (Successor).
New Initial CBA
In connection with the Asset Acquisition, the Company negotiated a new initial collective bargaining agreement (“CBA”) with the United Mine Workers of America ("UMWA") (the “UMWA CBA”), which was ratified by UMWA’s members on February 16, 2016 and expires on March 31, 2021. Pursuant to the UMWA CBA, the Company agreed to contribute $25.0 million to a Voluntary Employee Beneficiary Association (“VEBA”) trust formed and administered by the UMWA. Approximately 69% and 68% of the Company's employees were represented by the UMWA as of December 31, 2017 and December 31, 2016, respectively.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Predecessor Benefit Plans
In the Predecessor periods, the Parent had various defined benefit pension plans covering eligible salaried and hourly employees. The Parent also provided certain postretirement benefits other than pensions, primarily healthcare, to eligible retirees. In addition to its own pension plans and other postretirement benefit plans, the Parent contributed to several multi-employer benefit plans covering eligible employees who were represented by the UMWA. The Parent funded its defined benefit pension plans in amounts sufficient to satisfy the “Minimum Funding Standards” of the Employee Retirement Income Security Act of 1974 (“ERISA”). Other postretirement benefit plans were funded as benefits were paid or as assessed by third-party plan sponsors.
On December 28, 2015 the Bankruptcy Court entered the Memorandum Opinion and Order Granting Debtors’ Motion for an Order (I) authorizing the Walter Energy Debtors to (A) reject collective bargaining agreements, (B) implement final labor proposals, and (C) terminate retiree benefits; and (II) granting related relief, authorizing the Walter Energy Debtors to reject their collective bargaining agreements with the UMWA (the “UMWA Order”). The UMWA Order authorized the Walter Energy Debtors to reject their collective bargaining agreements with the UMWA and allow for the sale of the Walter Energy Debtors’ assets free and clear of collective bargaining obligations. For purposes of the Predecessor financial statements, these defined benefit plans are being treated as multiemployer plans. Accordingly, the benefit obligations, plan assets and accumulated other comprehensive income or loss amounts are not shown in the Balance Sheets. The contributions to the Parent’s defined benefit plans related to the Predecessor’s employees recognized as expenses were $6.2 million and $30.9 million for the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.
Parent-Sponsored Defined Benefit Plans
Certain of the Predecessor’s active U.S. based salaried employees were participants in a defined benefit pension plan sponsored by the Parent. This defined benefit plan covered active employees of the Predecessor and new employees that were eligible upon the participation requirements. In connection with the Chapter 11 Cases, this defined benefit pension plan was terminated on December 31, 2015 and the Pension Benefit Guaranty Corporation was appointed trustee. No amount of the plan settlement gains or losses recognized by the Parent upon termination of the Parent sponsored pension plans were allocated to the combined financial statements of the Predecessor.
The related defined benefit pension plan trust assets and liabilities have not been allocated to the Predecessor and are not presented in the accompanying Balance Sheet since the obligations are and will remain a liability of the Parent. The Predecessor recorded expenses related to claim payments made of $30.9 million for the year ended December 31, 2015, which has been reflected within other postretirement benefits in the accompanying Statement of Operations.
UMWA Multi-employer Benefit Plans
The Parent was required under its agreement with the UMWA to contribute to multiemployer plans providing pension, healthcare and other postretirement benefits. At December 31, 2015, approximately 61.4% of the Predecessor’s workforce was represented by the UMWA and covered under the Predecessor’s collective bargaining agreement, which began July 11, 2012 and was to expire December 31, 2016. The Predecessor’s obligations to make contributions to the UMWA multi-employer pension and benefit plans ceased upon entry of the UMWA Order by the Bankruptcy Court effective as of March 31, 2016.
The Parent was required under its agreements with the UMWA, specifically the 1974 UMWA Pension Plan, the UMWA Combined Benefit Fund, the UMWA 1992 Benefit Fund, the UMWA 1993 Benefit Plan, and the 2012 Retiree Bonus Plan, to pay amounts based principally on hours worked by UMWA represented employees. Contributions under the UMWA multi-employer pension and benefit plans were set at an aggregate rate of $8.16 per hour worked. Aggregate contributions related to the Predecessor’s employees under these plans were approximately $6.2 million and $22.8 million for the three months ended March 31, 2016 (Predecessor) and year ended December 31, 2015 (Predecessor), respectively.
Note 15—Equity Award Plans

Warrior Met Coal, LLC 2016 Equity Incentive Plan

The Company adopted the Warrior Met Coal, LLC 2016 Equity Incentive Plan (the “2016 Equity Plan”). Under the 2016 Equity Plan, employees, directors and officers of the Company were granted equity interests in Warrior Met Coal, LLC in

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the form of restricted units and phantom units. In connection with the corporate conversion on April 12, 2017, the awards of restricted units were converted into restricted shares of common stock of the Company (the "Restricted Shares").

The Restricted Shares have certain service-based, performance-based and market-based vesting conditions, including the occurrence of an initial public offering or a change in control as set forth in the 2016 Equity Plan and the applicable award agreements. As of December 31, 2017 (Successor), 805,083 Restricted Shares were issued, of which approximately 532,083 had vested. Upon effectiveness of the 2017 Equity Plan (defined below), no further awards were granted under the 2016 Equity Plan.

Holders of phantom shares have the right to receive shares of the Company on the earlier of (i) a change in control as defined by the 2016 Equity Plan or (ii) the fifth anniversary of the grant date of the phantom share. The phantom shares are settled in the Company’s shares. As of December 31, 2017 (Successor), there were 43,580 phantom shares issued to a director of the Company, all of which were fully vested upon issuance.

Restricted Shares were issued proportionally as Tranche A, Tranche B, and Tranche C shares.

The Tranche A shares have service and performance based vesting conditions and the awards vest in equal installments on each of the first five anniversaries of the grant date that occurs prior to an IPO and thereafter, subject to the employee’s continued employment or the director’s continued service with the Company through these dates. Vesting is conditioned and contingent upon at least 50% of the shares originally acquired by Walter Energy’s First Lien Lenders in the Asset Acquisition having been disposed of to an independent third party, whether before or after the IPO. As of December 31, 2017 (Successor), none of the Tranche A shares have vested. In the event of a change in control, any Tranche A shares that have not previously vested shall become fully vested at the time of such change in control, subject to the employee’s continued employment or the director's continued service with the Company through the change in control date.

The Tranche B and Tranche C shares are performance and market- based awards, with vesting being contingent upon the achievement of certain market conditions and subject to the employee’s continued employment or the director's continued service with the Company through the date of achievement. As of December 31, 2017 (Successor), the Tranche B and Tranche C shares met the required performance and market conditions and were fully vested. In connection with the vesting of the Tranche B and C shares, the Company recognized approximately $3.2 million in stock compensation expense. The Company recognized an excess income tax benefit of $3.4 million in connection with this vesting. Unrecognized compensation expense related to the 2016 Equity Plan amounted to approximately $5.7 million.

The following table presents a summary of Restricted Shares granted under the 2016 Equity Plan for the year ended December 31, 2017 (Successor):

	Number of Restricted Class C Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	684,228	$10.18
Granted	120,855	$16.84
Forfeited	(6,973)	$16.68
Vested	(532,083)	$6.02
Outstanding at December 31, 2017	266,027	$21.34

The Company uses the Black-Scholes option pricing model to estimate the fair value of restricted Tranche A shares granted and the Monte Carlo pricing model to estimate fair value of restricted Tranche B and C shares granted. The pricing model incorporate the assumptions as presented in the following table, shown at their weighted average values:

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor
	For the year ended December 31, 2017	For the nine months ended December 31, 2016
Expected stock price volatility (a)	35%	25.25%
Risk-free interest rate (b)	1.75%	1.25%
Expected life (years)	4.17	5

(a)	The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.

(b)	The risk-free rate for periods within the expected term of the award is based on the U.S. Government Bond yield with a term equal to the awards' expected term on the date of grant.

(c)	Expected life represents the period of time that awards granted are expected to be outstanding.

Warrior Met Coal, Inc. 2017 Equity Incentive Plan

In connection with the IPO, the Company adopted the Warrior Met Coal, Inc. 2017 Equity Incentive Plan (the “2017 Equity Plan”). Awards previously issued and outstanding under the 2016 Equity Plan will continue to be governed by the 2016 Equity Plan. However, no further awards will be granted under the 2016 Equity Plan.

Under the 2017 Equity Plan, directors, officers, employees, consultants and advisors and those of affiliated companies, as well as those who have accepted offers of employment or consultancy from the Company or the Company’s affiliated companies, may be granted equity interest in Warrior Met Coal, Inc. in the form of stock options, stock appreciation rights, restricted stock, restricted stock units, stock bonus awards, and performance awards.

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan is 5,832,508. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2017 (Successor) the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $0.5 million associated with the granting of the awards. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $0.1 million.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the year ended December 31, 2017 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2016	—	$—
Granted	105,875	$17.47
Vested	(97,052)	$17.38
Outstanding at December 31, 2017	8,823	$18.51

Equity Modification
On March 31, 2017, the board of managers of the Company declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). The Special Distribution with respect to such Restricted Shares was not paid but held in trust pending their vesting. As of December 31, 2017 (Successor), approximately $4.6 million is held in the trust and is included within other long-term assets in the accompanying Balance Sheets.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

On June 1, 2017, the Compensation Committee (the "Committee") of the board of directors of the Company (the "Board") approved the modification described below (the “Modification”) to the award agreements (the “Awards”) for the Restricted Shares to certain officers, directors and employees of the Company. Pursuant to the Modification, the Committee waived certain vesting requirements with respect to the Special Distribution for the Restricted Shares such that funds currently held in trust as described above with respect to the Special Distribution were paid in full to recipients that received equal to or less than $100.0 thousand and were paid with respect to 50% of the Restricted Shares for recipients that received greater than $100.0 thousand. However, funds held in trust with respect to the Special Distribution for the remaining 50% of the Restricted Shares for recipients that received greater than $100.0 thousand will not be released until such shares vest pursuant to the original terms of the Awards on the basis of the passage of time and the Company’s achievement of certain metrics.
In addition and pursuant to the Modification, the holders of the Restricted Shares were permitted to elect to receive the 2017 Dividend released from trust as described above with respect to their Restricted Shares (i) 100% in cash; (ii) 50% in cash and 50% in restricted stock units (“RSUs”); or (iii) 100% in RSUs.
In connection with the Modification, the Committee approved a form of Restricted Stock Unit Award Agreement (the “RSU Award Agreement”) pursuant to the 2017 Equity Plan on June 1, 2017 (the “Grant Date”) for those holders who elected to receive the Special Distribution, in whole or in part, in RSUs (the “Participants”). The RSU Award Agreement provides that RSUs awarded pursuant to the Modification shall be fully vested on the Grant Date and shall be settled in shares of common stock on a one-for-one basis on the earliest of (i) one-third on each of the first three anniversaries of the Grant Date; (ii) a Change in Control (as defined in the 2017 Equity Plan); (iii) the Participant’s separation from service with the Company or its affiliates; or (iv) death of the Participant.
In connection with the Modification, for the year ended December 31, 2017 (Successor), the Company recognized a reduction to dividends payable of $0.2 million associated with the holders that elected to receive cash and $1.3 million was treated as an adjustment to equity for those that elected RSUs.
Predecessor Stock-Based Compensation
Certain of the Predecessor’s employees participated in stock-based compensation plans sponsored by the Parent.
For the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), the Predecessor recorded stock-based compensation expense related to equity awards granted by the Parent totaling approximately $0.4 million and $4.0 million, respectively.
Note 16—Debt
Debt consisted of the following (in thousands):

	December 31, 2017	December 31, 2016	Weighted Average Interest Rate at December 31, 2017	Final Maturity
Senior secured notes	$350,000	$—	8%	2024
Promissory note	3,725	6,574	4%	2019
Debt discount	(7,812)	—
Total debt	345,913	6,574
Less: current debt	(2,965)	(2,849)
Total long-term debt	$342,948	$3,725
The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2017 (Successor) is as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Payments Due
	2018	2019	2020	2021	2022	Thereafter
Senior secured notes	$—	$—	$—	$—	$—	$350,000
Promissory note	2,965	760	—	—	—	—
Total	$2,965	$760	$—	$—	$—	$350,000
ABL Facility
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
On May 15, 2017, the Company entered into Amendment No. 3 to the ABL Facility to, among other things, (i) allow for the posting of cash collateral to secure certain swap and hedging arrangements permitted under the ABL Facility and (ii) allow for the payment of dividends permitted under the ABL Facility within 60 days of declaration thereof. At December 31, 2017 (Successor), the Company had $100.0 million of availability under the ABL Facility.
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
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on April 1, 2019. As of December 31, 2017 (Successor), no amounts were outstanding under the ABL Facility and there were no outstanding letters of credit. At December 31, 2017 (Successor), the Company had $100.0 million of availability under the ABL Facility.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2017, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2017 (Successor).
Promissory Note
In connection with the Asset Acquisition, the Company assumed a security agreement and promissory note, which had an outstanding balance of $3.7 million as of December 31, 2017 (Successor), of which $2.9 million was classified as a current obligation. The amount owed in respect of the promissory note was originally used for the purchase of underground mining

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

equipment and such note is secured by the same mining equipment. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. The Company is required to make monthly payments of principal and interest during the term of the promissory note.
Senior Secured Notes
On November 2, 2017, the Company consummated a private offering (the “Offering”) of $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2024 (the “Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of approximately $340.0 million from the Offering, together with cash on hand of approximately $260.0 million, to pay a special cash dividend of approximately $600.0 million, or $11.21 per share, to all of its stockholders on a pro rata basis (the "November Special Dividend").
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
Note 17—Related Party Transactions
In connection with the Asset Acquisition, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $2.9 million for the year ended December 31, 2017 (Successor), $1.7 million for the nine months ended December 31, 2016 (Successor), $0.3 million for the three months ended March 31, 2016 (Predecessor), and $7.4 million for the year ended December 31, 2015 (Predecessor).
The Predecessor also received revenue from coal sales to affiliates of the Parent that were not acquired in connection with the Asset Acquisition. The Predecessor recognized revenue from these affiliates of $1.4 million and $11.2 million for the three months ended March 31, 2016 (Predecessor) and the year ended December 31, 2015 (Predecessor), respectively.
Note 18—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2017 (Successor) and December 31, 2016 (Successor), there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2017 (Successor) and December 31, 2016 (Successor), there were no items accrued for miscellaneous litigation.
Indemnifications
In the ordinary course of business, the Company entered into a contractual arrangement under which the Company has agreed to indemnify a third party to such arrangement from any losses arising from certain events as specified in the particular contracts, which may include, for example, litigation or claims relating to past performance. The Company had accrued $0.3 million as of December 31, 2017 (Successor) and December 31, 2016 (Successor), which is included in other long-term liabilities. The remaining maximum exposure under this arrangement is $0.2 million.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2017 (Successor), the Company had no liability recorded for minimum throughput requirements. At December 31, 2016 (Successor), the Company had accrued a liability of $2.1 million as a result of not meeting the required minimums, which is included in accrued expenses on the Balance Sheet.
Lease and Royalty Obligations
The Company’s leases are primarily for mining equipment and automobiles. At December 31, 2017 (Successor) the total cost of assets under capital leases was $9.9 million. Accumulated amortization on assets under capital leases was $1.6 million. Amortization expense for capital leases is included in depreciation and depletion expense. Future minimum payments under non-cancellable capitalized leases as of December 31, 2017 (Successor) were as follows (in thousands):

Capitalized Leases
2018	$5,313
2019	471
2020	—
2021	—
2022	—
Total	5,784
Less: amount representing interest	(34)
Present value of minimum lease payments	$5,750
At December 31, 2016 (Successor), the Company had no future minimum payments due under non-cancellable operating and capital leases.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $93.3 million, $17.5 million, $3.6 million, and $28.3 million for the year ended December 31, 2017 (Successor), nine months ended December 31, 2016 (Successor), the three months ended March 31, 2016 (Predecessor), and the year ended December 31, 2015 (Predecessor), respectively.
Note 19—Stockholders' Equity
Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock, $0.01 par value per share, and 10,000,000 shares of preferred stock, $0.01 par value per share. As of December 31, 2017, there were 53,284,470 shares of common stock issued and outstanding.
In connection with the Asset Acquisition and the Rights Offerings (see Note 1), the Company issued the equivalent of 52,636,959 shares of its common stock (after giving effect to the Corporate Conversion) which is reflected as common stock of $526 and additional paid in capital of $801,605 in the statement of changes in equity for the nine month period from April 1, 2016 to December 31, 2016.
Note 20—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of December 31, 2017 (Successor), the Company had natural gas swap contracts outstanding with notional amounts 8,400 million British thermal units maturing in the fourth quarter of 2018. As of December 31, 2016 (Successor), the Company had natural gas swap contracts outstanding with notional amounts totaling 7,920 million British thermal units maturing in the fourth quarter of 2017.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. The Company records all derivative instruments at fair value and had an asset of $1.7 million related to natural gas swap contracts outstanding as of December 31, 2017 (Successor), which is included in prepaid expenses, and $3.8 million as of December 31, 2016 (Successor) included in other current liabilities in the accompanying Balance Sheets.
Note 21—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Successor
	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$1,644	$—	$1,644

	Successor
	Fair Value Measurements as of December 31, 2016 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$3,784	$—	$3,784
 The Company has no assets or any other liabilities measured at fair value on a recurring basis as of December 31, 2017 (Successor) or December 31, 2016 (Successor). During the year ended months ended December 31, 2017 (Successor), there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the year ended December 31, 2017 (Successor).

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. There were no borrowings outstanding under the ABL Facility as of December 31, 2017 (Successor) or December 31, 2016 (Successor). The estimated fair value of the Notes is approximately $364.0 million based upon observable market data (Level 2). The carrying value of the Company's outstanding promissory note approximates its fair value.
Note 22—Net Income (Loss) per Share
The computation of basic net income (loss) per share is based on the number of weighted average common shares outstanding during the period.  The computation of diluted net income (loss) per share is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming issuance of restricted stock.  The number of incremental shares is calculated by applying the treasury stock method.  Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	Successor
	For the year ended December 31,	For the nine months ended December 31,
	2017	2016
Numerator:
Net income (loss)	$455,046	$(49,673)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	52,800	52,640
Dilutive restricted stock awards and units	6	—
Weighted-average shares used to compute net income (loss) per share—diluted	52,806	52,640
Net income (loss) per share—basic and diluted	$8.62	$(0.94)
As of December 31, 2017 (Successor), there were 266,533 shares of common stock issued under the 2016 Equity Plan and 2017 Equity Plan to certain directors and employees, for which neither the service nor performance based vesting conditions were met as of the measurement date. As such, these common shares have been excluded from basic and diluted earnings per share. As of December 31, 2017 (Successor), there were 43,580 shares of common stock contingently issuable upon the settlement of a vested phantom unit award under the 2016 Equity Plan and 13,157 shares of common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date is the earlier of a change in control as described in the 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. As of December 31, 2017 (Successor), there were 97,052 shares of common stock issued under the 2017 Equity Plan to certain directors and employees.
On March 31, 2017 (Successor), the Company's board of managers declared a cash distribution of $3.56 per share, totaling $190.0 million, which was paid on March 31, 2017 to holders of Class A Units, Class B Units and Class C Units of record as of March 27, 2017.
On May 17, 2017, the Board adopted a policy (the "Dividend Policy") of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend of $2.7 million was paid on June 13, 2017 to stockholders of record on May 30, 2017. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors,

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.
On July 31, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on August 23, 2017, to stockholders of record as of the close of business on August 14, 2017.
On October 25, 2017, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on November 10, 2017, to stockholders of record as of the close of business on November 3, 2017.
On November 2, 2017, the Board declared the November Special Dividend of $11.21 per share, totaling approximately $600 million, which was paid on November 22, 2017, to stockholders of record as of the close of business on November 13, 2017.
Note 23—Segment Information
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
Revenues
Mining	$1,124,645	$276,560	$65,154	$514,334
All other	44,447	21,074	6,229	30,399
Total revenues	$1,169,092	$297,634	$71,383	$544,733

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
Capital Expenditures
Mining	$89,700	$9,342	$4,588	$61,416
All other	2,925	2,189	834	3,555
Total capital expenditures	$92,625	$11,531	$5,422	$64,971
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

	Successor		Predecessor
	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,	For the year ended December 31,
	2017	2016	2016	2015
Segment Adjusted EBITDA	$532,115	$31,837	$(7,143)	$(115,197)
Other revenues	44,447	21,074	6,229	30,399
Cost of other revenues	(28,422)	(19,367)	(4,698)	(27,442)
Depreciation and depletion	(75,413)	(47,413)	(28,958)	(123,633)
Selling, general and administrative	(36,453)	(20,507)	(9,008)	(38,922)
Other postretirement benefits	—	—	(6,160)	(30,899)
Restructuring charges	—	—	(3,418)	(13,832)
Transaction and other costs	(12,873)	(13,568)	—	—
Interest expense, net	(6,947)	(1,711)	(16,562)	(51,077)
Reorganization items, net	—	—	7,920	(7,735)
Gain on extinguishment of debt	—	—	—	26,968
Income tax benefit (expense)	38,592	(18)	(18)	40,789
Net income (loss)	$455,046	$(49,673)	$(61,816)	$(310,581)
Note 24—Subsequent Events
Regular Quarterly Dividend
On February 13, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which will be paid on March 2, 2018, to stockholders of record as of the close of business on February 23, 2018.

SUPPLEMENTAL SUMMARY QUARTERLY FINANCIAL IFORMATION (UNAUDITED)
(in thousands, except per share amounts)

	Quarter Ended
	Successor
Fiscal Year 2017	March 31	June 30	September 30	December 31
Total revenues	$253,964	$363,370	$311,955	$239,803
Operating income	$110,853	$163,276	$82,770	$66,502
Net income (1)	$108,308	$129,865	$119,717	$97,156
Net income per share—basic and diluted	$2.06	$2.46	$2.27	$1.83

	Quarter Ended
	Predecessor	Successor
Fiscal Year 2016	March 31	June 30	September 30	December 31
Total revenues	$71,383	$91,474	$52,891	$153,269
Operating income (loss)	$(53,156)	$(49,629)	$(32,948)	$34,633
Net income (loss) (2)	$(61,816)	$(50,063)	$(33,642)	$34,032
Net income (loss) per share—basic and diluted		$(0.95)	$(0.64)	$0.65

(1)
Net income included transaction and other costs of $9.0 million and $3.8 million for the three months ended March 31, 2017 (Successor) and June 30, 2017 (Successor). Net income for the three months ended December 31, 2017 also includes the impact of the enactment of the Tax Cuts and Jobs Act discussed further in Note 8.

(2)
Net income (loss) included restructuring costs of $3.4 million and reorganization items, net of $7.9 million for the three months ended March 31, 2016 (Predecessor). Net income (loss) included transaction and other costs of $10.5 million for the three months ended June 30, 2016 (Successor).

(3)	The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding.