Form 10-Q
period 2018-03-31
WARRIOR MET COAL, INC.
filed 2018-05-02
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of April 30, 2018: 53,282,171

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for met coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (“ABL Facility”) and indenture governing the Notes (as defined below);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carry forwards ("NOLs");

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend;

•	our ability to repurchase shares of common stock pursuant to the stock repurchase program; and

•	terrorist attacks or security threats, including cybersecurity threats;

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part 1, Item 1A. Risk Factors,” “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements.

When considering forward-looking statements made by us in this Form 10-Q, or elsewhere, such statements speak only as of the date on which we make them. New risks and uncertainties arise from time to time, and it is impossible for us to predict these events or how they may affect us. We have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-Q after the date of this Form 10-Q, except as may be required by law. In light of these risks and uncertainties, you should keep in mind that any forward-looking statement made in this Form 10-Q or elsewhere might not occur.

EXPLANATORY NOTE
On April 12, 2017, Warrior Met Coal, LLC, a Delaware limited liability company, converted into Warrior Met Coal, Inc., a Delaware corporation, as described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Factors Affecting the Comparability of our Financial Statements-Corporate Conversion and Initial Public Offering.” We refer to this transaction herein as the “corporate conversion.” As used in this Form 10-Q, unless the context otherwise requires, references to the “Company,” “Warrior,” “we,” “us,” or “our” refer to Warrior Met Coal, LLC, a Delaware limited liability company, and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion and to Warrior Met Coal, Inc., a Delaware corporation and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 3,832,139 units of Warrior Met Coal, LLC converted into 53,442,532 shares of common stock of Warrior Met Coal, Inc. using an approximate 13.9459-to-one conversion ratio. For the convenience of the reader, except as the context otherwise requires, all information included in this Form 10-Q about the Company is presented giving effect to the corporate conversion.

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the three months ended March 31,
	2018	2017
	(Unaudited)
Revenues:
Sales	$412,879	$241,056
Other revenues	8,909	12,908
Total revenues	421,788	253,964
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	190,676	106,144
Cost of other revenues (exclusive of items shown separately below)	7,784	8,179
Depreciation and depletion	24,552	14,582
Selling, general and administrative	8,234	5,170
Transaction and other expenses	3,288	9,036
Total costs and expenses	234,534	143,111
Operating income	187,254	110,853
Interest expense, net	(8,560)	(608)
Income before income taxes	178,694	110,245
Income tax expense	—	1,937
Net income	$178,694	$108,308
Basic and diluted net income per share:
Net income per share—basic and diluted	$3.36	$2.06
Weighted average number of shares outstanding—basic	53,149	52,681
Weighted average number of shares outstanding—diluted	53,152	52,681
Dividends per share:	$0.05	$3.56
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2018 (Unaudited)	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$322,024	$35,470
Short-term investments	17,501	17,501
Trade accounts receivable	152,325	117,746
Other receivables	12,942	14,482
Inventories, net	51,282	54,294
Prepaid expenses	19,023	29,376
Total current assets	575,097	268,869
Mineral interests, net	127,254	130,004
Property, plant and equipment, net	540,151	536,745
Income tax receivable	39,255	39,255
Other long-term assets	19,853	18,442
Total assets	$1,301,610	$993,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,996	$28,076
Accrued expenses	69,332	66,704
Other current liabilities	16,712	10,475
Current portion of long-term debt	2,995	2,965
Total current liabilities	120,035	108,220
Long-term debt	465,545	342,948
Asset retirement obligations	97,127	96,096
Other long-term liabilities	33,993	33,028
Total liabilities	716,700	580,292
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, issued and outstanding - 53,284,470 and 53,284,470, respectively)	534	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Additional paid in capital	325,871	329,993
Retained earnings	258,505	82,496
Total stockholders’ equity	584,910	413,023
Total liabilities and stockholders’ equity	$1,301,610	$993,315
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Preferred Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	$534	$—	$329,993	$82,496	$413,023
Net income	—	—	—	178,694	178,694
Dividends paid ($0.05 per share)	—	—	—	(2,685)	(2,685)
Stock compensation	—	—	198	—	198
Common Shares issued	—	—	—	—	—
Other	—	—	(4,320)	—	(4,320)
Balance at March 31, 2018 (Unaudited)	$534	$—	$325,871	$258,505	$584,910
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)

	For the three months ended March 31,
	2018	2017
	(Unaudited)
OPERATING ACTIVITIES
Net income	$178,694	$108,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	24,552	14,582
Stock based compensation expense	198	—
Amortization of debt issuance costs and debt discount/premium, net	638	462
Accretion of asset retirement obligations	1,155	995
Changes in operating assets and liabilities:
Trade accounts receivable	(34,579)	(30,284)
Other receivables	1,540	(242)
Inventories	1,784	(28,592)
Prepaid expenses	10,353	(2,167)
Accounts payable	2,931	10,237
Accrued expenses and other current liabilities	8,948	(7,055)
Other	(2,476)	(691)
Net cash provided by operating activities	193,738	65,553
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(22,542)	(11,378)
Net cash used in investing activities	(22,542)	(11,378)
FINANCING ACTIVITIES
Dividends paid	(2,685)	(190,000)
Proceeds from issuance of debt	126,875	—
Retirements of debt	(765)	(765)
Debt issuance costs paid	(3,713)	—
Other	(4,320)	—
Net cash provided by (used in) financing activities	115,392	(190,765)
Net increase (decrease) in cash and cash equivalents and restricted cash	286,588	(136,590)
Cash and cash equivalents and restricted cash at beginning of period	36,264	152,656
Cash and cash equivalents and restricted cash at end of period	$322,852	$16,066

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)
Note 1—Business and Basis of Presentation
Description of the Business
Warrior Met Coal, LLC (the “Company”) was formed on September 3, 2015 by certain Walter Energy, Inc. (“Walter Energy”) lenders under the 2011 Credit Agreement, dated as of April 1, 2011, and the noteholders under the 9.50% Senior Secured Notes due 2019 in connection with the acquisition by the Company of certain core operating assets of Walter Energy (the "Asset Acquisition") under section 363 under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the Northern District of Alabama, Southern Division (the "Bankruptcy Court"). On January 8, 2016, the Bankruptcy Court approved the Asset Acquisition, which closed on March 31, 2016.
The Company is a U.S. based producer and exporter of metallurgical (“met”) coal for a diversified customer base of blast furnace steel producers located primarily in Europe, South America and Asia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three months ended March 31, 2018 and March 31, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

Note 2—Summary of Significant Accounting Policies
Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements included in the 2017 Annual Report, except for changes related to new accounting pronouncements described below.
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows (in thousands):

	March 31, 2018	December 31, 2017
Cash and cash equivalents	$322,024	$35,470
Restricted cash included in other long-term assets	828	794
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$322,852	$36,264
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of March 31, 2018, restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations. As of December 31, 2017, restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
As of March 31, 2018 and December 31, 2017, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
Revenue Recognition
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers”, as of January 1, 2018, using the modified retrospective approach. The Company will apply the standard to all customer contracts entered into as of the date of initial application. The Company has concluded that the adoption did not change the timing at which the Company has historically recognized revenue nor did it have a material impact on its consolidated financial statements.
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

For periods subsequent to January 1, 2018, revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline.

Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 12. For the three months ended March 31, 2018, our geographic customer mix was 49% in Europe, 27% in South America and 24% in Asia. For the three months ended March 31, 2017, our geographic customer mix was 74% in Europe, 13% in South America and 13% in Asia.

Since February 2017, we have had an arrangement with XCoal Energy & Resource ("XCoal") to serve as Xcoal's strategic partner for exports of LV HCC. Under this arrangement, Xcoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended March 31, 2018 and 2017, Xcoal accounted for approximately $102.7 million, or 24.8% of total revenues, and $15.3 million, or 6.4% of total revenues, respectively.
New Accounting Pronouncements
 In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, "Leases (Topic 842)". ASU 2016-02 contains accounting guidance that will require a lessee to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. Additional qualitative disclosures along with specific quantitative disclosures will also be required. The Company plans to adopt this standard on January 1, 2019. The Company is currently evaluating whether this standard will have a material impact on the Company's consolidated financial position and results of operations.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2018	December 31, 2017
Coal	$28,723	$32,422
Raw materials, parts, supplies and other, net	22,559	21,872
Total inventories, net	$51,282	$54,294
Note 4—Income Taxes
For the three months ended March 31, 2018, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.
The Company had no income tax expense for the three months ended March 31, 2018 due to the utilization of NOLs to offset taxable income. The Company recognized an income tax expense of $1.9 million for the three months ended March 31, 2017.
Note 5—Debt
Debt consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

	March 31, 2018	December 31, 2017	Weighted Average Interest Rate at December 31, 2017	Final Maturity
Senior secured notes	$475,000	$350,000	8%	2024
Promissory note	2,995	3,725	4%	2019
Debt discount/premium, net	(9,455)	(7,812)
Total debt	468,540	345,913
Less: current debt	(2,995)	(2,965)
Total long-term debt	$465,545	$342,948
The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2017 is as follows (in thousands):

	Payments Due
	2018	2019	2020	2021	2022	Thereafter
Senior secured notes	$—	$—	$—	$—	$—	$475,000
Promissory note	2,235	760	—	—	—	—
Total	$2,235	$760	$—	$—	$—	$475,000
Senior Secured Notes
On March 1, 2018, the Company issued $125.0 million in aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the “New Notes”) to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act ("Regulation S"). The New Notes were issued at 103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The New Notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture") among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the "Trustee") and priority lien collateral trustee (the "Priority Lien Collateral Trustee"), as supplemented by the First Supplemental Indenture, dated as of March 1, 2018 (the "First Supplemental Indenture" and, the Original Indenture as supplemented thereby, the "Indenture"). The New Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
In connection with the issuance of the New Notes, the Company incurred transaction costs of approximately $3.3 million, which consists of legal fees and structuring fees, and is included in transaction and other expenses in the Condensed Statements of Operations. In addition, the Company incurred debt issuance costs of approximately $3.7 million, which consists of consent solicitation fees paid to holders of the Existing Notes (as defined below), and is included in long-term debt in the Condensed Balance Sheet.
The New Notes and the $350.0 million in aggregate principal amount of the Company’s existing 8.00% Senior Secured Notes due 2024 (the “Existing Notes” and, together with the New Notes, the “Notes”), which were issued under the Original Indenture on November 2, 2017, rank pari passu in right of payment and constitute a single class of securities for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions, offers to purchase and collateral matters, and are fungible (except that the New Notes issued pursuant to Regulation S traded separately under different CUSIP/ISIN numbers until 40 days after the issue date, but thereafter any such holders may transfer their New Notes pursuant to Regulation S into the same CUSIP/ISIN numbers as the Existing Notes issued pursuant to Regulation S).
The Notes will mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year, commencing on May 1, 2018.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

The Company used the net proceeds of the offering of the New Notes, together with cash on hand of $225.0 million, to pay a special dividend of approximately $350.0 million, or $6.53 per share, to all of its stockholders on a pro rata basis on April 20, 2018 (the "April Special Dividend").
Note 6—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2018	2017
Numerator:
Net income	$178,694	$108,308
Denominator:
Weighted-average shares used to compute net income per share—basic	53,149	52,681
Dilutive restrictive stock awards	3	—
Weighted-average shares used to compute net income per share—diluted	53,152	52,681
Net income per share—basic and diluted	$3.36	$2.06
On March 5, 2018 the Company awarded 186,916 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions and vest over a period of three years. The Company recognized approximately $0.2 million in stock compensation expense for the three months ended March 31, 2018.
As of March 31, 2018, there were 266,533 shares of common stock issued under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") and 2017 Equity Plan to certain directors and employees, for which neither the service nor performance based vesting conditions were met as of the measurement date. As such, these common shares have been excluded from basic and diluted earnings per share. As of March 31, 2018, there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award under our 2016 Equity Plan and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Plan. The settlement date is the earlier of a change in control as described in our 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. As of March 31, 2018, there were 97,052 vested shares of common stock and 195,739 unvested awards issued under the 2017 Equity Plan to certain directors and employees.
On March 31, 2017, our board of managers declared a cash distribution of $3.56 per share, totaling $190.0 million, which was paid on March 31, 2017 to holders of our Class A Units, Class B Units and Class C Units of record as of March 27, 2017.
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
On February 13, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on March 2, 2018, to stockholders of record as of the close of business on February 23, 2018.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

Note 7—Related Party Transactions
In connection with the Asset Acquisition, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $0.8 million and $0.7 million for the three months ended March 31, 2018 and March 31, 2017, respectively.
Note 8—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2018 and December 31, 2017, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2018 and December 31, 2017, there were no items accrued for miscellaneous litigation.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2018 and December 31, 2017, the Company had no liability recorded for minimum throughput requirements.
Royalty and Lease Obligations
The Company’s leases are primarily for mining equipment and automobiles. At March 31, 2018 and December 31, 2017, the Company had no future minimum payments due under non-cancellable operating leases.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $30.9 million and $21.5 million for the three months ended March 31, 2018 and March 31, 2017, respectively.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

Note 9—Stockholders' Equity

Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share. As of March 31, 2018, there were 53,284,470 shares of common stock issued and outstanding.

On March 31, 2017, the board of managers declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “March Special Distribution”). In connection with the conversion of Warrior Met Coal, LLC into Warrior Met Coal, Inc., the Class C Units, which were issued pursuant to the 2016 Equity Plan, were converted into restricted shares (the "Restricted Shares") of common stock of the Company, par value $0.01 per share, and the March Special Distribution with respect to such Restricted Shares was not paid but held in trust pending their vesting. As of March 31, 2018, approximately $4.6 million is held in the trust and is included within other long term assets in the accompanying Condensed Balance Sheets.
Note 10—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2018 and December 31, 2017, the Company had natural gas swap contracts outstanding with notional amounts totaling 6,300 million and 8,400 million British thermal units maturing in the fourth quarter of 2018, respectively.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had an asset of $1.3 million and $1.7 million related to natural gas swap contracts outstanding as of March 31, 2018 and December 31, 2017, respectively, included in prepaid expenses in the accompanying Condensed Balance Sheets.
Note 11—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of March 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$1,255	$—	$1,255

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$1,644	$—	$1,644
 The Company has no assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2018 or December 31, 2017. During the three months ended March 31, 2018, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three months ended March 31, 2018.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Condensed Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. There were no borrowings outstanding under the ABL Facility as of March 31, 2018 or December 31, 2017. The estimated fair value of the Notes is approximately $483.3 million based upon observable market data (Level 2). The estimated promissory note approximates fair value.
Note 12—Segment Information
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2018	2017
Revenues
Mining	$412,879	$241,056
All other	8,909	12,908
Total revenues	$421,788	$253,964

	For the three months ended March 31,
	2018	2017
Capital Expenditures
Mining	21,096	$10,777
All other	1,446	601
Total capital expenditures	22,542	$11,378
 The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, net

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

interest expense, income tax expense, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended March 31,
	2018	2017
Segment Adjusted EBITDA	$222,203	$134,912
Other revenues	8,909	12,908
Cost of other revenues	(7,784)	(8,179)
Depreciation and depletion	(24,552)	(14,582)
Selling, general and administrative	(8,234)	(5,170)
Transaction and other expenses	(3,288)	(9,036)
Interest expense, net	(8,560)	(608)
Income tax expense	—	(1,937)
Net income	$178,694	$108,308
Note 13—Subsequent Events
April Special Dividend
On April 3, 2018, the Board declared the April Special Dividend of approximately $350.0 million, which was funded with the net proceeds from the New Notes offering, together with cash on hand of approximately $225.0 million and was paid on April 20, 2018 to stockholders of record as of the close of business on April 13, 2018.

Regular Quarterly Dividend

On April 24, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which will be paid on May 11, 2018 to stockholders of record as of the close of business on May 4, 2018.

Stock Repurchase Program

On May 2, 2018, the Board approved a stock repurchase program (the “stock repurchase program”) that authorizes repurchases of up to an aggregate of $40.0 million of the Company's outstanding common stock. The stock repurchase program does not require the Company to repurchase a specific number of shares or have an expiration date. The Company is not obligated to purchase any specific number of shares under its stock repurchase program, and the stock repurchase program may be suspended or discontinued by the Board at any time without prior notice.

Under the stock repurchase program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements as determined from time to time by the Company and other considerations. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the stock repurchase program from cash on hand and/or other sources of liquidity.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2018 and March 31, 2017. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2017 included in the 2017 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a large scale, low cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama.
As of December 31, 2017, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 110.0 million metric tons of recoverable reserves and our undeveloped Blue Creek Energy Mine contained 103.0 million metric tons of recoverable reserves. Our hard coking coal (“HCC”), mined from the Southern Appalachian region of the United States, is characterized by low-to-medium volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Australian premium low-volatility ("LV") HCC benchmark (“Australian HCC Benchmark”). Coal from Mine No. 7 is classified as a premium LV HCC and coal from Mine No. 4 is classified as premium LV to mid-volatility ("MV") HCC. In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Australian HCC Benchmark.
The Australian HCC Benchmark pricing methodology was replaced in the second quarter of 2017 by a new average index pricing methodology, which varies by supplier, but is based on the three-month average of the Platts premium low-volatile (“low-vol”) index, the Steel Index (“TSI”) premium coking coal index and the Argus Index on a one-month lag during each quarter (the "Australian LV Index"). During the three months ended March 31, 2018, we changed our gross price realization calculation to no longer be based on the Australian LV Index. Due to the inherent nature of the Australian LV Index, specifically the fact that this index is on a one-month lag basis and did not closely correlate with the timing of our shipments, we are now comparing our price realization to the Platts Premium LV Free-On-Board ("FOB") Australia Index price (the "Platts Index"). Our gross price realization now represents a volume weighted-average calculation of our daily realized price per ton based on the blended gross sales of our LV and MV coal, excluding demurrage and quality specification adjustments, as a percentage of the Platts Index price.
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
Factors Affecting the Comparability of our Financial Statements
Corporate Conversion and Initial Public Offering
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

	For the three months ended March 31,
	2018	2017
(in thousands)
Segment Adjusted EBITDA	$222,203	$134,912
Metric tons sold	1,920	1,022
Metric tons produced	1,904	1,464
Gross price realization(1)	99%	84%
Average selling price per metric ton	$215.04	$235.87
Cash cost of sales per metric ton	$98.98	$103.34
Adjusted EBITDA	$216,447	$135,466
(1) For the three months ended March 31, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the three months ended March 31, 2017, gross price realization represents gross sales dividend by tons sold as a percentage of the Australian HCC Benchmark.
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to pay dividends;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
During the three months ended March 31, 2018, we changed our gross price realization calculation to no longer be based on the Australian LV Index due to this index being on a one-month lag basis and not closely correlating with the timing of our shipments. Our gross price realization now represents a volume weighted-average calculation of our daily realized price per ton based on the blended gross sales of our LV and MV coal, excluding demurrage and quality specification adjustments, as a percentage of the Platts Index price. Our gross price realizations reflect the premiums and discounts we achieve on our LV and MV coal versus the Platts Index price because of the high quality premium products we sell into the export markets. In addition, the premiums and discounts in a quarter or year can be impacted by a rising or falling price environment.
On a quarterly basis, our blended gross selling price per metric ton may differ from the Platts Index price per metric ton, primarily due to our gross sales price per ton being based on a blended average of gross sales price on our LV and MV coals as compared to the Platts Index price and due to the fact that many of our met coal supply agreements are based on a variety of indices.
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

	For the three months ended March 31,
	2018	2017
(in thousands)
Cost of sales	$190,676	$106,144
Asset retirement obligation accretion	(560)	(481)
Stock compensation expense	(67)	—
Cash cost of sales	$190,049	$105,663

Adjusted EBITDA
We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation and depletion, transaction and other expenses, non-cash stock compensation expense and non-cash asset retirement obligation accretion. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Adjusted EBITDA should not be considered an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments excludes some, but not all, items that affect net loss and our presentation of Adjusted EBITDA may vary from that presented by other companies.
The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended March 31,
	2018	2017
Net income	$178,694	$108,308
Interest expense, net	8,560	608
Income tax expense	—	1,937
Depreciation and depletion	24,552	14,582
Asset retirement obligation accretion (1)	1,155	995
Stock compensation expense (2)	198	—
Transaction and other expenses (3)	3,288	9,036
Adjusted EBITDA	$216,447	$135,466

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by the Company in connection with the New Notes offering and our IPO (See Notes 1 and 5 to the condensed financial statements).

Results of Operations
Three Months Ended March 31, 2018 and 2017
The following table summarizes certain unaudited financial information for the periods ended March 31, 2018 and 2017.

	For the three months ended March 31,
(in thousands)	2018	2017
Revenues:
Sales	$412,879	241,056
Other revenues	8,909	12,908
Total revenues	421,788	253,964
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	190,676	106,144
Cost of other revenues (exclusive of items shown separately below)	7,784	8,179
Depreciation and depletion	24,552	14,582
Selling, general and administrative	8,234	5,170
Transaction and other expenses	3,288	9,036
Total costs and expenses	234,534	143,111
Operating income	187,254	110,853
Interest expense, net	(8,560)	(608)
Income before income taxes	178,694	110,245
Income tax expense	—	1,937
Net income	$178,694	108,308
Sales and cost of sales components on a per unit basis for the three months ended March 31, 2018 and 2017 were as follows:

	For the three months ended March 31,
	2018	2017
Met Coal (metric tons in thousands)
Metric tons sold	1,920	1,022
Metric tons produced	1,904	1,464
Gross price realization(1)	99%	84%
Average selling price per metric ton	$215.04	$235.87
Cash cost of sales per metric ton	$98.98	$103.34
(1) For the three months ended March 31, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the three months ended March 31, 2017, gross price realization represents gross sales dividend by tons sold as a percentage of the Australian HCC Benchmark.
Sales for the three months ended March 31, 2018 were $412.9 million compared to $241.1 million for the three months ended March 31, 2017. The $171.8 million increase in revenues was primarily driven by a $211.8 million increase in revenue due to a 898 thousand metric ton increase in met coal sales volume offset by a $40.0 million decrease in revenue related to a $20.83 decrease in the average selling price per metric ton of met coal. The increase in sales volume is primarily attributable to the ramp up in production at Mine No. 4 and Mine No. 7 throughout 2017 and during the three months ended March 31, 2018 as compared to production levels during the three months ended March 31, 2017.

Other revenues for the three months ended March 31, 2018 were $8.9 million compared to $12.9 million for the three months ended March 31, 2017. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $4.0 million decrease in other revenues is primarily due to a decrease in the average selling price of natural gas prices. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) for the three months ended March 31, 2018 was $190.7 million compared to $106.1 million for the three months ended March 31, 2017. The $84.5 million increase is primarily driven by a $92.8 million increase related to an increase in met coal sales, offset partially by a decrease in the average cash cost of sales per metric ton.
Depreciation and depletion for the three months ended March 31, 2018 were $24.6 million compared to $14.6 million for the three months ended March 31, 2017, driven primarily by an 898 thousand metric ton increase in met coal sales volume combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses for the three months ended March 31, 2018 were $8.2 million compared to $5.2 million for the three months ended March 31, 2017, driven primarily by an increase in costs associated with being a publicly traded company, an increase in salaried employees as we continue to maximize production and an increase in stock compensation to our employees.
Interest expense for the three months ended March 31, 2018 was $8.6 million compared to $0.6 million for the three months ended March 31, 2017 and is comprised of interest on our security agreement and promissory note, and Notes as well as amortization of our ABL Facility and Notes debt issuance costs. The increase in interest expense is primarily due to the issuance of our Notes.
For the three months ended March 31, 2018, we did not have income tax expense due to the utilization of our NOLs. Income tax expense for the three months ended March 31, 2017 was $1.9 million.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Notes offerings and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition and our IPO. In addition, we use available cash on hand to pay our quarterly dividend, used cash on hand to pay the March Special Distribution, a portion of the November Special Dividend (as defined below), and a portion of the April Special Dividend, each of which reduces or reduced cash and cash equivalents.
Going forward, we will use cash to fund debt service payments on the Notes and our other indebtedness and to fund operating activities, working capital, capital expenditures, and strategic investments. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility, the Indenture, and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us or at all.
Our available liquidity as of March 31, 2018 was $422.0 million, consisting of cash and cash equivalents of $322.0 million and $100.0 million available under our ABL Facility. We currently do not have any outstanding borrowings under the ABL Facility. For the three months ended March 31, 2018, cash flows provided by operating activities were $193.7 million, cash flows used in investing activities were $22.5 million and cash flows used in financing activities were $115.4 million.

Statements of Cash Flows
Cash balances were $322.0 million and $35.5 million at March 31, 2018 and March 31, 2017, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2018	2017
Net cash provided by operating activities	$193,738	$65,553
Net cash used in investing activities	(22,542)	(11,378)
Net cash provided by (used in) financing activities	115,392	(190,765)
Net increase (decrease) in cash and cash equivalents and restricted cash	$286,588	$(136,590)
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, stock-based compensation, amortization of debt issuance costs and debt discount/premium, accretion of asset retirement obligations and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $193.7 million for the three months ended March 31, 2018, and was primarily attributed to net income of $178.7 million adjusted for depreciation and depletion expense of $24.6 million, stock based compensation expense of $0.2 million, amortization of debt issuance costs and debt discount/premium of $0.6 million and accretion of asset retirement obligations of $1.2 million, offset by a net increase in our working capital of $9.0 million. The increase in our working capital was primarily driven by an increase in trade accounts receivables offset partially by a decrease in prepaid expenses, accrued expenses and other current liabilities, accounts payable, other receivables and inventories. The increase in our accounts receivable is primarily driven by an increase in metric tons sold offset partially by a decrease in the average selling price per metric ton.
Net cash provided by operating activities was $65.6 million for the three months ended March 31, 2017, and was primarily attributed to net income of $108.3 million adjusted for depreciation and depletion expense of $14.6 million, amortization of debt issuance costs and debt discount of $0.5 million, and accretion of asset retirement obligations of $1.0 million, offset partially by a net decrease in our working capital of $58.1 million. The decrease in our working capital was primarily driven by an increase in trade accounts receivable, an increase in inventories and a decrease in accrued expenses and other current liabilities offset partially by an increase in accounts payable as a result of an increase in sales. The increase in our accounts receivable was primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold and the increase in inventories is primarily driven by an increase in metric tons produced.
Investing Activities
Net cash used in investing activities was $22.5 million and $11.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively, primarily due to purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities was $115.4 million for the three months ended March 31, 2018, primarily due to the proceeds received from the New Notes of $126.9 million offset by our quarterly dividend of $2.7 million and debt issuance costs of $3.7 million. Net cash used in financing activities was $190.8 million for the three months ended March 31, 2017 primarily due to the March Special Distribution of $190.0 million, which was paid on March 31, 2017.

Stock Repurchase Program

On May 2, 2018, the Board approved the stock repurchase program that authorizes repurchases of up to an aggregate of $40.0 million of our outstanding common stock. The stock repurchase program does not require us to repurchase a specific number of shares or have an expiration date. We are not obligated to purchase any specific number of shares under our stock repurchase program, and the stock repurchase program may be suspended or discontinued by the Board at any time without prior notice.

Under the stock repurchase program, we may repurchase shares of our common stock from time to time, in amounts, at prices and at such times as we deem appropriate, subject to market and industry conditions, share price, regulatory requirements as determined from time to time by us and other considerations. Our repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in our ABL Facility and the Indenture. We intend to fund repurchases under the stock repurchase program from cash on hand and/or other sources of liquidity.
Dividend Policy
On May 17, 2017, the Board adopted the Dividend Policy of paying a quarterly cash dividend of $0.05 per share. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or repurchase of common stock pursuant to the stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.

On February 13, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on March 2, 2018, to stockholders of record as of the close of business on February 23, 2018.

On April 24, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which will be paid on May 11, 2018, to stockholders of record as of the close of business on May 4, 2018.

April Special Dividend
On April 3, 2018, the Board declared the April Special Dividend of approximately $350.0 million, which was funded with the net proceeds from the New Notes offering, together with cash on hand of approximately $225.0 million, and was paid on April 20, 2018 to stockholders of record as of the close of business on April 13, 2018.
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
Public Company Transaction Expenses
On April 19, 2017, we completed our IPO. In connection with becoming a publicly traded company, we began to incur additional general and administrative expenses. General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with listing on the NYSE; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation. As a publicly traded company, we expect that general and administrative expenses will increase in future periods.

ABL Facility

Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on April 1, 2019. As of March 31, 2018, no amounts were outstanding under the ABL Facility and there were no outstanding letters of credit. At March 31, 2018, we had $100.0 million of availability under the ABL Facility.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2018, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2018.
Senior Secured Notes
On March 1, 2018, we issued $125.0 million in aggregate principal amount of our 8.00% Senior Secured Notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S. The New Notes were issued at 103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The New Notes were issued as "Additional Notes" under the Original Indenture. The New Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
We used the net proceeds of the offering of the New Notes, together with cash on hand of approximately $225.0 million, to pay a special cash dividend of $350.0 million, or $6.53 per share, to all of our stockholders on a pro rata basis on April 20, 2018.
The New Notes and the $350.0 million in aggregate principal amount of our Existing Notes, which were issued under the Original Indenture on November 2, 2017, rank pari passu in right of payment and constitute a single class of securities for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions, offers to purchase and collateral matters, and are fungible (except that the New Notes issued pursuant to Regulation S traded separately under different CUSIP/ISIN numbers until 40 days after the issue date, but thereafter any such holders may transfer their New Notes pursuant to Regulation S into the same CUSIP/ISIN numbers as the Existing Notes issued pursuant to Regulation S).
The New Notes accrue interest at a rate of 8.00% per year from November 2, 2017. Interest on the Notes are payable on May 1 and November 1 of each year, commencing on May 1, 2018. The Notes will mature on November 1, 2024.

Promissory Note
As of March 31, 2018, we had debt outstanding of $2.9 million, of which all was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
Restricted Cash
As of March 31, 2018, restricted cash included $0.8 million in other long-term assets in the Condensed Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.

Capital Expenditures
Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive and oftentimes involves long lead times. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines or to develop the high-quality met coal recoverable reserves at our Blue Creek Energy Mine in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.
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
Our capital expenditures were $22.5 million and $11.4 million for the three months ended March 31, 2018 and March 31, 2017, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
We are continuing to make significant investments in our capital expenditures program during high coal price environments which will provide us flexibility to reduce spending in periods when met coal pricing is low. Our capital spending is expected to range from $100.0 to $120.0 million for the full year 2018, consisting of sustaining capital expenditures of approximately $70.0 to $83.0 million and discretionary capital expenditures of approximately $30.0 to $36.0 million. Our sustaining capital expenditures include expenditures related to longwall operations, safety upgrades and our natural gas business. Our discretionary capital expenditures include the completion of a new portal for Mine No. 7 and other various operational improvements, which we expect will increase efficiency, increase production and lower costs over time. Because of the long lead times on the discretionary capital spending, we expect to realize the benefits of those projects primarily in 2019 and beyond. These amounts set forth above do not include any potential spending associated with our Blue Creek Energy Mine should we decide to develop it for production in the future.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2018, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $44.7 million, and $2.1 million, respectively, for miscellaneous purposes.
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
We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of March 31, 2018, we had natural gas swap contracts outstanding with notional amounts totaling 6,300 million British thermal units maturing in the fourth quarter of 2018. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2018 and December 31, 2017, we did not have any allowance for credit losses associated with our trade accounts receivables.
Interest Rate Risk
On November 2, 2017 and subsequently on March 1, 2018, we issued $475.0 million aggregate principal amount of the Notes. The Notes have a fixed rate of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.
On April 1, 2016, we entered into the ABL Facility, as amended, that bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 200 bps to 250 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2018, assuming we had $100.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2018. Based on the evaluation of our disclosure controls and procedures as of March 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 8 of the “Notes to Condensed Financial Statements” in this Form 10-Q for a description of current legal proceedings, which is incorporated by reference in this Part II, Item 1.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part 1, Item 1A. Risk Factors" in our 2017 Annual Report other than as described below. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the risks discussed in "Part I, "Item 1A. Risk Factors" in our 2017 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our Annual Report on Form 10-K are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.

Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”).  Under the 382 Transfer Restrictions, prior to the third anniversary of the IPO, our 4.99% stockholders will effectively be required to seek the approval of, or a determination by, our board of directors before they engage in certain transactions involving our common stock. Furthermore, we could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 4.99% stockholders without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 4.99% to become 4.99% stockholders, resulting in those stockholders’ having to either disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions or seek the approval of, or a determination by, our board of directors before they could engage in certain future transactions involving our common stock. For example, share repurchases, including pursuant to our recently announced stock repurchase program, could reduce the number of our common stock outstanding and result in a stockholder, that prior to the share repurchase held less than 4.99%, becoming a 4.99% stockholder even though it has not acquired any additional shares. If it is determined by our board of directors, such 4.99% stockholder may be required to disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions and be subject to additional requirements as determined by our board of directors in order to preserve our NOLs and other federal income tax attributes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults on Senior Securities.
None.
Item 4. Mine Safety Disclosures.
The information concerning mine safety violations and other regulatory matters is filed as Exhibit 95 to this Form 10-Q pursuant to the requirements of Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104).

Item 5. Other Information.

None.

Item 6. Exhibits

Exhibit Number	Description

3.1
Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

4.1
First Supplemental Indenture, dated as of March 1, 2018, among Warrior Met Coal, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 6, 2018).

4.2
Second Supplemental Indenture, dated as of March 2, 2018, among Warrior Met Coal, Inc. and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 6, 2018).

10.1*†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award).

10.2*†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

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

Date: May 2, 2018