Form 10-Q
period 2018-06-30
WARRIOR MET COAL, INC.
filed 2018-08-01
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or
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
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of July 31, 2018: 52,789,885

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for met coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (the “ABL Facility”) and our Indenture (as defined in Note 5);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carry forwards ("NOLs");

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend;

•	the timing and amount of any stock repurchases we make under our Stock Repurchase Program (as defined below) or otherwise; and

•	terrorist attacks or security threats, including cybersecurity threats;

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part II, Item 1A. Risk Factors,” “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These documents are available through our website or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements.

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017

Revenues:
Sales	$315,045	$351,788	$727,924	$592,844
Other revenues	7,510	11,582	16,419	24,490
Total revenues	322,555	363,370	744,343	617,334
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	178,543	160,152	369,219	266,296
Cost of other revenues (exclusive of items shown separately below)	7,338	7,795	15,122	15,974
Depreciation and depletion	21,127	19,650	45,679	34,232
Selling, general and administrative	13,465	8,660	21,699	13,830
Transaction and other expenses	986	3,837	4,274	12,873
Total costs and expenses	221,459	200,094	455,993	343,205
Operating income	101,096	163,276	288,350	274,129
Interest expense, net	(9,784)	(642)	(18,344)	(1,250)
Income before income taxes	91,312	162,634	270,006	272,879
Income tax expense	—	32,769	—	34,706
Net income	$91,312	$129,865	$270,006	$238,173
Basic and diluted net income per share:
Net income per share—basic and diluted	$1.72	$2.46	$5.10	$4.52
Weighted average number of shares outstanding—basic	53,053	52,721	52,976	52,702
Weighted average number of shares outstanding—diluted	53,079	52,721	53,007	52,702
Dividends per share:	$6.58	$0.05	$6.63	$3.61
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2018 (Unaudited)	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$55,087	$35,470
Short-term investments	17,501	17,501
Trade accounts receivable	129,946	117,746
Other receivables	10,274	14,482
Inventories, net	59,446	54,294
Prepaid expenses	20,750	29,376
Total current assets	293,004	268,869
Mineral interests, net	125,000	130,004
Property, plant and equipment, net	551,205	536,745
Income tax receivable	39,255	39,255
Other long-term assets	21,319	18,442
Total assets	$1,029,783	$993,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,124	$28,076
Accrued expenses	66,475	66,704
Other current liabilities	6,837	10,475
Current portion of long-term debt	2,257	2,965
Total current liabilities	115,693	108,220
Long-term debt	465,860	342,948
Asset retirement obligations	98,282	96,096
Other long-term liabilities	35,078	33,028
Total liabilities	714,913	580,292
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,287,079 issued and 52,787,079 outstanding as of June 30, 2018 and 53,284,470 issued and outstanding as of December 31, 2017)	534	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost	(12,100)	—
Additional paid in capital	238,162	329,993
Retained earnings	88,274	82,496
Total stockholders’ equity	314,870	413,023
Total liabilities and stockholders’ equity	$1,029,783	$993,315
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	$534	$—	$—	$329,993	$82,496	$413,023
Net income	—	—	—	—	270,006	270,006
Dividends paid ($6.63 per share)	—	—	—	(91,122)	(264,228)	(355,350)
Stock compensation	—	—	—	4,679	—	4,679
Treasury stock purchase	—	—	(12,100)	—	—	(12,100)
Other	—	—	—	(5,388)	—	(5,388)
Balance at June 30, 2018 (Unaudited)	$534	$—	$(12,100)	$238,162	$88,274	$314,870
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2018	2017

OPERATING ACTIVITIES
Net income	$270,006	$238,173
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	45,679	34,232
Stock based compensation expense	4,679	922
Amortization of debt issuance costs and debt discount/premium, net	1,396	889
Accretion of asset retirement obligations	2,310	1,899
Changes in operating assets and liabilities:
Trade accounts receivable	(12,200)	(26,655)
Other receivables	4,208	1,200
Inventories	(5,390)	(32,931)
Prepaid expenses	8,626	(4,674)
Accounts payable	15,469	7,778
Accrued expenses and other current liabilities	(3,723)	10,017
Other	(4,803)	(3,893)
Net cash provided by operating activities	326,257	226,957
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(55,419)	(28,263)
Net cash used in investing activities	(55,419)	(28,263)
FINANCING ACTIVITIES
Dividends paid	(355,350)	(192,673)
Proceeds from issuance of debt	126,875	—
Retirements of debt	(1,513)	(1,531)
Debt issuance costs paid	(3,713)	—
Common shares repurchased	(12,100)	—
Other	(5,388)	—
Net cash used in financing activities	(251,189)	(194,204)
Net increase in cash and cash equivalents and restricted cash	19,649	4,490
Cash and cash equivalents and restricted cash at beginning of period	36,264	152,656
Cash and cash equivalents and restricted cash at end of period	$55,913	$157,146

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and six months ended June 30, 2018 and June 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

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

	June 30, 2018	December 31, 2017
Cash and cash equivalents	$55,087	$35,470
Restricted cash included in other long-term assets	826	794
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$55,913	$36,264
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of June 30, 2018, restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations. As of December 31, 2017, restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
As of June 30, 2018 and December 31, 2017, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
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
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline.

Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 12. For the three months ended June 30, 2018, our geographic customer mix was 63% in Europe, 24% in South America and 13% in Asia. For the three months ended June 30, 2017, our geographic customer mix was 67% in Europe, 21% in South America and 12% in Asia. For the six months ended June 30, 2018, our geographic customer mix was 55% in Europe, 25% in South America and 20% in Asia. For the six months ended June 30, 2017, our geographic customer mix was 70% in Europe, 17% in South America and 13% in Asia.

Since February 2017, we have had an arrangement with XCoal Energy & Resource ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended June 30, 2018 and 2017, XCoal accounted for approximately $42.2 million, or 13% of total revenues, and $74.7 million, or 21% of total revenues, respectively. During the six months ended June 30, 2018 and 2017, XCoal accounted for approximately $144.9 million, or 19% of total revenues, and $90.0 million, or 15% of total revenues, respectively.
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
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	June 30, 2018	December 31, 2017
Coal	$37,221	$32,422
Raw materials, parts, supplies and other, net	22,225	21,872
Total inventories, net	$59,446	$54,294
Note 4—Income Taxes
For the three and six months ended June 30, 2018, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.
The Company had no income tax expense for the three and six months ended June 30, 2018 due to the utilization of NOLs to offset taxable income. The Company recognized income tax expense of $32.8 million and $34.7 million for the three and six months ended June 30, 2017, respectively.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

Note 5—Debt
Debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017	Weighted Average Interest Rate at June 30, 2018	Final Maturity
Senior secured notes	$475,000	$350,000	8%	2024
Promissory note	2,257	3,725	4%	2019
Debt discount/premium, net	(9,140)	(7,812)
Total debt	468,117	345,913
Less: current debt	(2,257)	(2,965)
Total long-term debt	$465,860	$342,948
The Company's minimum debt repayment schedule, excluding interest, as of June 30, 2018 is as follows (in thousands):

	Payments Due
	2018	2019	2020	2021	2022	Thereafter
Senior secured notes	$—	$—	$—	$—	$—	$475,000
Promissory note	1,497	760	—	—	—	—
Total	$1,497	$760	$—	$—	$—	$475,000
Senior Secured Notes
On March 1, 2018, the Company issued $125.0 million in aggregate principal amount of its 8.00% Senior Secured Notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act ("Regulation S"). The New Notes were issued at 103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The New Notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture") among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the "Trustee") and priority lien collateral trustee (the "Priority Lien Collateral Trustee"), as supplemented by the First Supplemental Indenture, dated as of March 1, 2018 (the "First Supplemental Indenture" and, the Original Indenture as supplemented thereby, the "Indenture"). The New Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
In connection with the issuance of the $125.0 million senior secured notes, the Company incurred transaction costs of approximately $3.3 million, which consists of legal fees and structuring fees, and is included in transaction and other expenses in the Condensed Statements of Operations. In addition, the Company incurred debt issuance costs of approximately $3.7 million, which consists of consent solicitation fees paid to holders of the Existing Notes (as defined below), and is included in long-term debt in the Condensed Balance Sheet.
The New Notes and the $350.0 million in aggregate principal amount of the Company’s existing 8.00% Senior Secured Notes due 2024 (the “Existing Notes”), which were issued under the Original Indenture on November 2, 2017, rank pari passu in right of payment and constitute a single class of securities for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions, offers to purchase and collateral matters, and are fungible (except that the New Notes issued pursuant to Regulation S traded separately under different CUSIP/ISIN numbers until 40 days after the issue date, but thereafter any such holders may transfer their New Notes pursuant to Regulation S into the same CUSIP/ISIN numbers as the Existing Notes issued pursuant to Regulation S).

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

The Notes will mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year, commencing on May 1, 2018.
The Company used the net proceeds of the offering of the $125.0 million senior secured notes, together with cash on hand of $225.0 million, to pay a special dividend of approximately $350.0 million, or $6.53 per share, to all of its stockholders on a pro rata basis on April 20, 2018 (the "April Special Dividend").
Note 6—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Numerator:
Net income	$91,312	$129,865	$270,006	$238,173
Denominator:
Weighted-average shares used to compute net income per share—basic	53,053	52,721	52,976	52,702
Dilutive restrictive stock awards	26	—	31	—
Weighted-average shares used to compute net income per share—diluted	53,079	52,721	53,007	52,702
Net income per share—basic and diluted	$1.72	$2.46	$5.10	$4.52
On March 5, 2018, the Company awarded 186,916 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions and vest over a period of three years. The Company recognized approximately $0.6 million and $0.8 million in stock compensation expense associated with these awards for the three and six months ended June 30, 2018, respectively. As of June 30, 2018, neither the service, performance nor market-based vesting conditions were met as of the measurement date and as such have been excluded from basic and diluted earnings per share.

As of June 30, 2018, there were 152,807 shares of common stock issued and outstanding under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service vesting condition was not met as of the measurement date. During the second quarter of 2018, certain stockholders of the Company sold in two separate transactions an aggregate of 13,000,000 shares of the Company's common stock in a public secondary offerings (see Note 9). In connection with the first of these secondary offerings, a performance-based vesting condition was met resulting in approximately $3.6 million of incremental stock compensation expense.

As of June 30, 2018, there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award under our 2016 Equity Plan and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Plan. The settlement date is the earlier of a change in control as described in our 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. As of June 30, 2018, there were 99,829 vested shares of common stock and 205,566 unvested awards issued under the 2017 Equity Plan to certain directors and employees.
Note 7—Related Party Transactions
In connection with the Asset Acquisition, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $0.7 million and $1.5

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

million for the three and six months ended June 30, 2018, respectively, and $0.1 million and $0.8 million for the three and six months ended June 30, 2017, respectively.
Note 8—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2018 and December 31, 2017, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2018 and December 31, 2017, there were no items accrued for miscellaneous litigation.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2018 and December 31, 2017, the Company had no liability recorded for minimum throughput requirements.
Royalty and Lease Obligations
The Company’s leases are primarily for mining equipment and automobiles. At June 30, 2018 and December 31, 2017, the Company had no future minimum payments due under non-cancellable operating leases.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $23.3 million and $54.2 million for the three and six months ended June 30, 2018, respectively, and $30.7 million and $52.2 million for the three and six months ended June 30, 2017, respectively.
Note 9—Stockholders' Equity

Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share.

On March 31, 2017, the board of managers declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “March Special Distribution”). In connection with the conversion of Warrior Met Coal, LLC into Warrior Met Coal, Inc., the Class C Units, which were issued pursuant to the 2016 Equity Plan, were converted into restricted shares (the "Restricted Shares") of common stock of the Company, par value $0.01 per share, and the March Special

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

Distribution with respect to such Restricted Shares was not paid but held in trust pending their vesting. As of June 30, 2018, approximately $5.7 million is held in the trust and is included within other long-term assets in the accompanying Condensed Balance Sheets.

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

Secondary Equity Offerings

On May 10, 2018 certain stockholders of the Company sold 8,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $24.20 per share. The Company did not receive any of the proceeds from this offering. In connection with this offering, the Company repurchased 500,000 shares of common stock under the Stock Repurchase Program, funded with cash on hand for the aggregate amount of $12.1 million (the "Stock Repurchase"). The shares repurchased by the Company in the Stock Repurchase are reflected as Treasury Stock on the Condensed Balance Sheets.

On June 14, 2018, certain stockholders of the Company sold 5,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $28.35 per share. The Company did not receive any of the proceeds from the offering.

We refer to these two offerings herein as the "Secondary Equity Offerings."
Note 10—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2018 and December 31, 2017, the Company had natural gas swap contracts outstanding with notional amounts totaling 5,700 million and 8,400 million British thermal units, respectively, maturing in the first quarter of 2019, respectively.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had an asset of $0.3 million and $1.7 million related to natural gas swap contracts outstanding as of June 30, 2018 and December 31, 2017, respectively, included in prepaid expenses in the accompanying Condensed Balance Sheets.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

Note 11—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of June 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$278	$—	$278

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$1,644	$—	$1,644
 The Company has no assets or any other liabilities measured at fair value on a recurring basis as of June 30, 2018 or December 31, 2017. During the three and six months ended June 30, 2018, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three and six months ended June 30, 2018.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Condensed Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of June 30, 2018, there were no borrowings outstanding under the ABL Facility, with $95.4 million available, net of outstanding letters of credit of $4.6 million. There were no borrowings or outstanding letters of credit as of December 31, 2017. The estimated fair value of the Notes is approximately $491.6 million based upon observable market data (Level 2). The carrying value of the Company's outstanding promissory note approximates its fair value.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Revenues
Mining	$315,045	$351,788	$727,924	$592,844
All other	7,510	11,582	16,419	24,490
Total revenues	$322,555	$363,370	$744,343	$617,334

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Capital Expenditures
Mining	32,402	$16,093	$53,498	$26,586
All other	475	792	1,921	1,677
Total capital expenditures	32,877	$16,885	$55,419	$28,263

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2018 (UNAUDITED)

 The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, net interest expense, income tax expense, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Segment Adjusted EBITDA	$136,502	$191,636	$358,705	$326,548
Other revenues	7,510	11,582	16,419	24,490
Cost of other revenues	(7,338)	(7,795)	(15,122)	(15,974)
Depreciation and depletion	(21,127)	(19,650)	(45,679)	(34,232)
Selling, general and administrative	(13,465)	(8,660)	(21,699)	(13,830)
Transaction and other expenses	(986)	(3,837)	(4,274)	(12,873)
Interest expense, net	(9,784)	(642)	(18,344)	(1,250)
Income tax expense	—	(32,769)	—	(34,706)
Net income	$91,312	$129,865	$270,006	$238,173
Note 13—Subsequent Events

Regular Quarterly Dividend

On July 24, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which will be paid on August 10, 2018 to stockholders of record as of the close of business on August 3, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2018 and June 30, 2017. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2017 included in the 2017 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
The Australian HCC Benchmark pricing methodology was replaced in the second quarter of 2017 by a new average index pricing methodology, which varies by supplier, but is based on the three-month average of the Platts premium low-volatile (“low-vol”) index, the Steel Index (“TSI”) premium coking coal index and the Argus Index on a one-month lag during each quarter (the "Australian LV Index"). In the first quarter of 2018, we changed our gross price realization calculation to no longer be based on the Australian LV Index. Due to the inherent nature of the Australian LV Index, specifically the fact that this index is on a one-month lag basis and did not closely correlate with the timing of our shipments, since January 2018, we began comparing our price realization to the Platts Premium LV Free-On-Board ("FOB") Australia Index price (the "Platts Index"). Our gross price realization now represents a volume weighted-average calculation of our daily realized price per ton based on the blended gross sales of our LV and MV coal, excluding demurrage and quality specification adjustments, as a percentage of the Platts Index price.
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

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
(in thousands)
Segment Adjusted EBITDA	$136,502	$191,636	$358,705	$326,548
Metric tons sold	1,711	1,762	3,631	2,784
Metric tons produced	1,750	1,732	3,654	3,195
Gross price realization(1)	100%	105%	99%	95%
Average selling price per metric ton	$184.13	$199.65	$200.47	$212.94
Cash cost of sales per metric ton	$103.51	$90.62	$101.12	$95.30
Adjusted EBITDA	$128,845	$188,482	$345,292	$323,948
(1) For the three and six months ended June 30, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the three and six months ended June 30, 2017, gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index.
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
In the first quarter of 2018, we changed our gross price realization calculation to no longer be based on the Australian LV Index due to this index being on a one-month lag basis and not closely correlating with the timing of our shipments. Our gross price realization now represents a volume weighted-average calculation of our daily realized price per ton based on the blended gross sales of our LV and MV coal, excluding demurrage and quality specification adjustments, as a percentage of the Platts Index price. Our gross price realizations reflect the premiums and discounts we achieve on our LV and MV coal versus the Platts Index price because of the high quality premium products we sell into the export markets. In addition, the premiums and discounts in a quarter or year can be impacted by a rising or falling price environment.
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

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
(in thousands)
Cost of sales	$178,543	$160,152	$369,219	$266,296
Asset retirement obligation accretion	(560)	(401)	(1,120)	(882)
Stock compensation expense	(879)	(75)	(946)	(75)
Cash cost of sales	$177,104	$159,676	$367,153	$265,339

Adjusted EBITDA
We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion and transaction and other expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended June 30,		For the six months ended June 30,
	2018	2017	2018	2017
Net income	$91,312	$129,865	$270,006	$238,173
Interest expense, net	9,784	642	18,344	1,250
Income tax expense	—	32,769	—	34,706
Depreciation and depletion	21,127	19,650	45,679	34,232
Asset retirement obligation accretion (1)	1,155	797	2,310	1,792
Stock compensation expense (2)	4,481	922	4,679	922
Transaction and other expenses (3)	986	3,837	4,274	12,873
Adjusted EBITDA	$128,845	$188,482	$345,292	$323,948

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)
Represents non-recurring costs incurred by the Company in connection with the offering of our $125.0 million senior secured notes, the Secondary Equity Offerings and our IPO (See Notes 1 and 9 to the condensed financial statements).

Results of Operations
Three Months Ended June 30, 2018 and 2017
The following table summarizes certain unaudited financial information for the three months ended June 30, 2018 and 2017.

	For the three months ended June 30,
(in thousands)	2018	2017
Revenues:
Sales	$315,045	$351,788
Other revenues	7,510	11,582
Total revenues	322,555	363,370
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	178,543	160,152
Cost of other revenues (exclusive of items shown separately below)	7,338	7,795
Depreciation and depletion	21,127	19,650
Selling, general and administrative	13,465	8,660
Transaction and other expenses	986	3,837
Total costs and expenses	221,459	200,094
Operating income	101,096	163,276
Interest expense, net	(9,784)	(642)
Income before income taxes	91,312	162,634
Income tax expense	—	32,769
Net income	$91,312	$129,865
Sales and cost of sales components on a per unit basis for the three months ended June 30, 2018 and 2017 were as follows:

	For the three months ended June 30,
	2018	2017
Met Coal (metric tons in thousands)
Metric tons sold	1,711	1,762
Metric tons produced	1,750	1,732
Gross price realization(1)	100%	105%
Average selling price per metric ton	$184.13	$199.65
Cash cost of sales per metric ton	$103.51	$90.62
(1) For the three months ended June 30, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the three months ended June 30, 2017, gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index.
Sales for the three months ended June 30, 2018 were $315.0 million compared to $351.8 million for the three months ended June 30, 2017. The $36.7 million decrease in revenues was primarily driven by a $26.6 million decrease in revenue related to a $15.52 decrease in the average selling price per metric ton of met coal and a $10.2 million decrease in revenue due to a 51 thousand metric ton decrease in met coal sales volume.
Other revenues for the three months ended June 30, 2018 were $7.5 million compared to $11.6 million for the three months ended June 30, 2017. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $4.1 million decrease in other revenues is primarily due to a decrease in the average selling price of natural gas, a decrease in natural gas sales volume and includes a $1.9 million loss recognized on our natural gas swap contract. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) for the three months ended June 30, 2018 was $178.5 million compared to $160.2 million for the three months ended June 30, 2017. The $18.4 million increase is primarily driven by a $22.1 million increase due to a $12.89 increase in average cash cost of sales per metric ton offset partially by a $4.6 million decrease related to a decrease in met coal sales. The increase in cash cost of sales per metric ton is primarily due to increased spending associated with the continued ramp up of mining activities and incremental costs associated with a scheduled week of maintenance in the second quarter of 2018.
Depreciation and depletion for the three months ended June 30, 2018 were $21.1 million compared to $19.7 million for the three months ended June 30, 2017, driven primarily by an increase in capital expenditures combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses for the three months ended June 30, 2018 were $13.5 million compared to $8.7 million for the three months ended June 30, 2017, driven primarily by $3.0 million of incremental non-cash stock compensation expense associated with the vesting of shares in connection with the first of the Secondary Equity Offerings that was not in our in the Company's prior guidance.
Interest expense for the three months ended June 30, 2018 was $9.8 million compared to $0.6 million for the three months ended June 30, 2017 and was comprised of interest on our senior secured notes, security agreement and promissory note, and amortization of our ABL Facility and senior secured notes debt issuance costs. The increase in interest expense is primarily due to the issuance of $350.0 million and $125.0 million of our senior secured notes in November 2017 and March 2018, respectively.
For the three months ended June 30, 2018, we did not have income tax expense due to the utilization of our NOLs. Income tax expense for the three months ended June 30, 2017 was $32.8 million. The utilization of our NOLS in the second quarter of 2017 was limited in the amount that could be used under Internal Revenue Code ("IRC") Section 382 as we had not yet received the private letter ruling from the Internal Revenue Service ("IRS") pursuant to which we have concluded that there is no current limitation under Section 382. We subsequently received this private letter ruling on September 18, 2017

Six Months Ended June 30, 2018 and 2017
The following table summarizes certain unaudited financial information for the six months ended June 30, 2018 and 2017.

	For the six months ended June 30,
(in thousands)	2018	2017
Revenues:
Sales	$727,924	592,844
Other revenues	16,419	24,490
Total revenues	744,343	617,334
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	369,219	266,296
Cost of other revenues (exclusive of items shown separately below)	15,122	15,974
Depreciation and depletion	45,679	34,232
Selling, general and administrative	21,699	13,830
Transaction and other expenses	4,274	12,873
Total costs and expenses	455,993	343,205
Operating income	288,350	274,129
Interest expense, net	(18,344)	(1,250)
Income before income taxes	270,006	272,879
Income tax expense	—	34,706
Net income	$270,006	238,173
Sales and cost of sales components on a per unit basis for the six months ended June 30, 2018 and 2017 were as follows:

	For the six months ended June 30,
	2018	2017
Met Coal (metric tons in thousands)
Metric tons sold	3,631	2,784
Metric tons produced	3,654	3,195
Gross price realization(1)	99%	95%
Average selling price per metric ton	$200.47	$212.94
Cash cost of sales per metric ton	$101.12	$95.30
(1) For the six months ended June 30, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the six months ended June 30, 2017, gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index.
Sales for the six months ended June 30, 2018 were $727.9 million compared to $592.8 million for the six months ended June 30, 2017. The $135.1 million increase in revenues was primarily driven by a $180.4 million increase in revenue due to an 847 thousand metric ton increase in met coal sales volume offset partially by a $45.3 million decrease in revenue related to a $12.47 decrease in the average selling price per metric ton of met coal.
Other revenues for the six months ended June 30, 2018 were $16.4 million compared to $24.5 million for the six months ended June 30, 2017. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $8.1 million decrease in other revenues is primarily due to a decrease in the average selling price of natural gas, a decrease in natural gas sales volume and includes a $4.2 million loss recognized on our natural gas swap contract. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) for the six months ended June 30, 2018 was $369.2 million compared to $266.3 million for the six months ended June 30, 2017. The $102.9 million increase is primarily driven by a $80.7 million increase due to an 847 thousand increase in met coal sales volumes coupled with a $21.1 million increase due to a $5.82 increase in the average cash cost of sales per metric ton primarily due to the continued ramp up of mining activities and incremental costs associated with a scheduled week of maintenance in the second quarter of 2018.
Depreciation and depletion for the six months ended June 30, 2018 were $45.7 million compared to $34.2 million for the six months ended June 30, 2017, driven primarily by an increase in capital expenditures combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses for the six months ended June 30, 2018 were $21.7 million compared to $13.8 million for the six months ended June 30, 2017, driven primarily by an increase in costs associated with being a publicly traded company and $3.0 million of incremental non-cash stock compensation expense associated with the vesting of shares in connection with the first of the Secondary Equity Offerings that was not in the Company's prior guidance.
Interest expense for the six months ended June 30, 2018 was $18.3 million compared to $1.3 million for the six months ended June 30, 2017 and is comprised of interest on our senior secured notes, security agreement and promissory note, and amortization of our ABL Facility and senior secured notes debt issuance costs. The increase in interest expense is primarily due to the issuance of $350.0 million and $125.0 million of our senior secured notes in November 2017 and March 2018, respectively.
For the six months ended June 30, 2018, we did not have income tax expense due to the utilization of our NOLs. Income tax expense for the six months ended June 30, 2017 was $34.7 million. The utilization of our NOLs in the six months ended June 30, 2017 was limited in the amount that could be used under IRC Section 382 as we had not yet received the private letter ruling from the IRS pursuant to which we have concluded that there is no current limitation under Section 382. We subsequently received this private letter ruling on September 18, 2017.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the senior secured notes offerings and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition, the Secondary Equity Offerings and our IPO. In addition, we have used available cash on hand to repurchase shares of common stock, pay our quarterly dividend, pay the March Special Distribution, pay a portion of the November Special Dividend (as defined below), and pay a portion of the April Special Dividend, each of which reduces or reduced cash and cash equivalents.
Going forward, we will use cash to fund debt service payments on our senior secured notes and our other indebtedness and to fund operating activities, working capital, capital expenditures, and strategic investments. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.
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

Our available liquidity as of June 30, 2018 was $150.5 million, consisting of cash and cash equivalents of $55.1 million and $95.4 million available under our ABL Facility. As of June 30, 2018, there were no borrowings outstanding under the ABL Facility, with $95.4 million available, net of outstanding letters of credit of $4.6 million. For the six months ended June 30, 2018, cash flows provided by operating activities were $326.3 million, cash flows used in investing activities were $55.4 million and cash flows used in financing activities were $251.2 million.
Statements of Cash Flows
Cash balances were $55.1 million and $35.5 million at June 30, 2018 and December 31, 2017, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2018	2017
Net cash provided by operating activities	$326,257	$226,957
Net cash used in investing activities	(55,419)	(28,263)
Net cash used in financing activities	(251,189)	(194,204)
Net increase in cash and cash equivalents and restricted cash	$19,649	$4,490
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
Net cash provided by operating activities was $326.3 million for the six months ended June 30, 2018, and was primarily attributed to net income of $270.0 million adjusted for depreciation and depletion expense of $45.7 million, stock based compensation expense of $4.7 million, amortization of debt issuance costs and debt discount/premium of $1.4 million and accretion of asset retirement obligations of $2.3 million, coupled with a net decrease in our working capital of $7.0 million. The decrease in our working capital was primarily driven by an increase in trade accounts payable and a decrease in prepaid expenses offset partially by an increase in trade accounts receivable and inventories. The increase in our trade accounts payable is primarily driven by the timing of payments, the decrease in prepaid expenses is primarily due to the amortization of capitalized costs associated with longwall moves as these costs are being amortized over the life of the panels, and the increase in trade accounts receivable and inventories is driven by an increase in production and sales volumes.
Net cash provided by operating activities was $227.0 million for the six months ended June 30, 2017, and was primarily attributed to net income of $238.2 million adjusted for depreciation and depletion expense of $34.2 million, amortization of debt issuance costs and debt discount of $0.9 million, and accretion of asset retirement obligations of $0.9 million, offset by a net increase in our working capital of $45.3 million. The increase in our working capital was primarily driven by an increase in trade accounts receivable, an increase in inventories offset partially by an increase in accounts payable and accrued expenses and other current liabilities. The increase in our accounts receivable was primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold and the increase in inventories is primarily driven by an increase in metric tons produced.
Investing Activities
Net cash used in investing activities was $55.4 million and $28.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively, primarily due to purchases of property, plant and equipment.

Financing Activities
Net cash used in financing activities was $251.2 million for the six months ended June 30, 2018, primarily due to the payment of dividends of $355.4 million, which includes the April Special Dividend of $350.0 million, and the repurchase of 500,000 shares of common stock in the aggregate amount for $12.1 million, offset partially by $126.9 million in proceeds received from the $125.0 million issuance of senior secured notes. Net cash used in financing activities was $194.2 million for the six months ended June 30, 2017, primarily due to the March Special Distribution of $190.0 million, which was paid on March 31, 2017.

Stock Repurchase Program

On May 2, 2018, the Board approved the Stock Repurchase Program that authorizes repurchases of up to an aggregate of $40.0 million of the Company's outstanding common stock. The Stock Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. The Company is not obligated to purchase any specific number of shares under its Stock Repurchase Program, and the Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice. On May 10, 2018, in connection with the sale by certain stockholders of the Company of 8,000,000 shares of common stock in a public secondary offering, the Company repurchased 500,000 shares of common stock under the Stock Repurchase Program, funded with cash on hand for the aggregate amount of $12.1 million. These shares are reflected as Treasury Stock on the Condensed Balance Sheets.

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

Dividend Policy
On May 17, 2017, the Board adopted the Dividend Policy of paying a quarterly cash dividend of $0.05 per share. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or repurchase of common stock pursuant to a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.

On February 13, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.7 million, which was paid on March 2, 2018, to stockholders of record as of the close of business on February 23, 2018.

On April 24, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which was paid on May 11, 2018, to stockholders of record as of the close of business on May 4, 2018.

On July 24, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which will be paid on August 10, 2018, to stockholders of record as of the close of business on August 3, 2018.

April 2018 Special Dividend
On April 3, 2018, the Board declared the April Special Dividend of approximately $350.0 million, which was funded with the net proceeds from the offering of $125.0 million in aggregate principal amount of our 8.00% senior secured notes due 2024, together with cash on hand of approximately $225.0 million, and was paid on April 20, 2018 to stockholders of record as of the close of business on April 13, 2018.

March 2017 Special Distribution
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
ABL Facility

Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on April 1, 2019. As of June 30, 2018, no amounts were outstanding under the ABL Facility and there were $4.6 million of outstanding letters of credit. At June 30, 2018, we had $95.4 million of availability under the ABL Facility.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2018, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2018.
Senior Secured Notes
On March 1, 2018, we issued $125.0 million in aggregate principal amount of our 8.00% senior secured notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act ("Regulation S"). The senior secured notes were issued at 103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The senior secured notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture") among the Company, the subsidiary guarantors party thereto and Wilmington Trust National Association, as trustee, and priority lien collateral trustee, as supplemented by the First Supplemental Indenture, dated as of March 1, 2018. The senior secured notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
We used the net proceeds of the offering of the senior secured notes, together with cash on hand of approximately $225.0 million, to pay a special cash dividend of $350.0 million, or $6.53 per share, to all of our stockholders on a pro rata basis on April 20, 2018.
The senior secured notes and the $350.0 million in aggregate principal amount of our 8.00% senior secured notes due 2024, which were issued under the Original Indenture on November 2, 2017, rank pari passu in right of payment and constitute a single class of securities for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions, offers to purchase and collateral matters, and are fungible (except that the senior secured notes issued on March 1, 2018 pursuant to Regulation S traded separately under different CUSIP/ISIN numbers until 40 days after the issue date, but thereafter any such holders may transfer their senior secured notes pursuant to Regulation S into the same CUSIP/ISIN numbers as the senior secured notes issued on November 2, 2017 pursuant to Regulation S).

The senior secured notes issued on March 1, 2018 accrue interest at a rate of 8.00% per year from November 2, 2017. Interest on the senior secured notes are payable on May 1 and November 1 of each year, commencing on May 1, 2018. The senior secured notes will mature on November 1, 2024.

Promissory Note
As of June 30, 2018, we had debt outstanding of $2.3 million, of which all was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
Restricted Cash
As of June 30, 2018, restricted cash included $0.8 million in other long-term assets in the Condensed Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
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
Our capital expenditures were $55.4 million and $28.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
We are continuing to make significant investments in our capital expenditures program during high coal price environments which will provide us flexibility to reduce spending in periods when met coal pricing is low. Our capital spending is expected to range from $100.0 to $120.0 million for the full year 2018, consisting of sustaining capital expenditures of approximately $70.0 to $83.0 million and discretionary capital expenditures of approximately $30.0 to $37.0 million. Our sustaining capital expenditures include expenditures related to longwall operations, safety upgrades and our natural gas business. Our discretionary capital expenditures include the completion of a new portal for Mine No. 7 and other various operational improvements, which we expect will increase efficiency, increase production and lower costs over time. Because of the long lead times on the discretionary capital spending, we expect to realize the benefits of those projects primarily in 2019 and beyond. These amounts set forth above do not include any potential spending associated with our Blue Creek Energy Mine should we decide to develop it for production in the future.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2018, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $44.7 million, and $2.1 million, respectively, for miscellaneous purposes.

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
We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of June 30, 2018, we had natural gas swap contracts outstanding with notional amounts totaling 5,700 million British thermal units maturing in the first quarter of 2019. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2018 and December 31, 2017, we did not have any allowance for credit losses associated with our trade accounts receivables.
Interest Rate Risk
On November 2, 2017 and subsequently on March 1, 2018, we issued $475.0 million aggregate principal amount of senior secured notes. The senior secured notes have a fixed rate of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.
On April 1, 2016, we entered into the ABL Facility, as amended, that bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 200 bps to 250 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2018, assuming we had $100.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2018. Based on the evaluation of our disclosure controls and procedures as of June 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part 1, Item 1A. Risk Factors" in our 2017 Annual Report and Part II, "Item 1A." of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the risks discussed in "Part I, "Item 1A. Risk Factors" in our 2017 Annual Report and "Part II, Item 1A." of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, which could materially affect our business, financial condition or future results. However, the risks described in our 2017 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information with respect to repurchases by the Company of its shares of common stock during the second quarter of 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1 - 30	—	—	—	—
May 1 - 31	500,000	24.2	500,000	$27,900,000
June 1 - 30	—	—	—	$27,900,000

(1)
On May 2, 2018, the Board approved a Stock Repurchase Program that authorizes repurchases of up to an aggregate of $40.0 million of our outstanding common stock. The Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date.

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

4.1
First Supplemental Indenture, dated as of March 1, 2018, by and among Warrior Met Coal, Inc., the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 6, 2018).

4.2
Second Supplemental Indenture, dated as of March 2, 2018, by and among Warrior Met Coal, Inc. and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 6, 2018).

10.1*†	Employment Agreement, dated March 5, 2018, by and between Warrior Met Coal, Inc. and Phillip C. Monroe.

10.3
Consulting Agreement, dated July 1, 2018, by and between Warrior Met Coal, Inc. and Michael T. Madden (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on July 9, 2018).

10.4
Separation Agreement, General Release, and Waiver, dated June 30, 2018, by and between Warrior Met Coal, Inc. and Michael T. Madden (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on July 9, 2018).

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

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

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

Date: August 1, 2018