Form 10-Q
period 2018-09-30
WARRIOR MET COAL, INC.
filed 2018-10-31
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
or
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 26, 2018: 52,756,440

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

•
our ability to comply with covenants in our asset-based revolving credit facility (as amended or amended and restated as of the date of the relevant disclosure, the "ABL Facility") and our Indenture (as defined in Note 5);

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017

Revenues:
Sales	$264,908	$302,958	$992,832	$895,802
Other revenues	8,396	8,997	24,815	33,487
Total revenues	273,304	311,955	1,017,647	929,289
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	167,188	189,564	536,407	455,860
Cost of other revenues (exclusive of items shown separately below)	6,704	6,985	21,826	22,959
Depreciation and depletion	26,071	23,393	71,750	57,625
Selling, general and administrative	7,357	9,243	29,056	23,073
Transaction and other expenses	3,265	—	7,539	12,873
Total costs and expenses	210,585	229,185	666,578	572,390
Operating income	62,719	82,770	351,069	356,899
Interest expense, net	(10,128)	(640)	(28,472)	(1,890)
Income before income tax benefit	52,591	82,130	322,597	355,009
Income tax benefit	—	(37,587)	—	(2,881)
Net income	$52,591	$119,717	$322,597	$357,890
Basic and diluted net income per share:
Net income per share—basic	$1.00	$2.27	$6.10	$6.79
Net income per share—diluted	$1.00	$2.27	$6.09	$6.79
Weighted average number of shares outstanding—basic	52,707	52,777	52,916	52,727
Weighted average number of shares outstanding—diluted	52,708	52,777	52,945	52,727
Dividends per share:	$0.05	$0.05	$6.68	$3.66
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2018 (Unaudited)	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$130,155	$35,470
Short-term investments	17,501	17,501
Trade accounts receivable	113,750	117,746
Other receivables	11,354	14,482
Inventories, net	66,771	54,294
Prepaid expenses	28,020	29,376
Total current assets	367,551	268,869
Mineral interests, net	122,878	130,004
Property, plant and equipment, net	549,593	536,745
Income tax receivable	39,255	39,255
Other long-term assets	20,841	18,442
Total assets	$1,100,118	$993,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$37,077	$28,076
Accrued expenses	87,123	66,704
Other current liabilities	9,039	10,475
Current portion of long-term debt	1,512	2,965
Total current liabilities	134,751	108,220
Long-term debt	466,079	342,948
Asset retirement obligations	99,428	96,096
Other long-term liabilities	34,166	33,028
Total liabilities	734,424	580,292
Commitments and contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,256,428 issued and 52,756,440 outstanding as of September 30, 2018 and 53,256,440 issued and outstanding as of December 31, 2017)	534	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost	(12,100)	—
Additional paid in capital	239,027	329,993
Retained earnings	138,233	82,496
Total stockholders’ equity	365,694	413,023
Total liabilities and stockholders’ equity	$1,100,118	$993,315
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	$534	$—	$—	$329,993	$82,496	$413,023
Net income	—	—	—	—	322,597	322,597
Dividends paid ($6.68 per share)	—	—	—	(91,122)	(266,860)	(357,982)
Stock compensation	—	—	—	5,598	—	5,598
Treasury stock purchase	—	—	(12,100)	—	—	(12,100)
Other	—	—	—	(5,442)	—	(5,442)
Balance at September 30, 2018 (Unaudited)	$534	$—	$(12,100)	$239,027	$138,233	$365,694
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2018	2017

OPERATING ACTIVITIES
Net income	$322,597	$357,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	71,750	57,625
Deferred income tax benefit	—	(5,373)
Stock based compensation expense	5,598	1,155
Amortization of debt issuance costs and debt discount/premium, net	2,057	1,316
Accretion of asset retirement obligations	3,465	2,839
Changes in operating assets and liabilities:
Trade accounts receivable	3,996	(62,645)
Other receivables	3,128	(13,981)
Inventories	(11,067)	4,072
Prepaid expenses	1,356	(6,948)
Accounts payable	11,626	10,550
Accrued expenses and other current liabilities	19,185	1,002
Other	(5,092)	(4,436)
Net cash provided by operating activities	428,599	343,066
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(79,579)	(62,671)
Proceeds from sale of property, plant and equipment	355	—
Net cash used in investing activities	(79,224)	(62,671)
FINANCING ACTIVITIES
Dividends paid	(357,982)	(195,350)
Proceeds from issuance of debt	126,875	—
Retirements of debt	(2,295)	(2,294)
Debt issuance costs paid	(3,713)	—
Common shares repurchased	(12,100)	—
Other	(5,442)	—
Net cash used in financing activities	(254,657)	(197,644)
Net increase in cash and cash equivalents and restricted cash	94,718	82,751
Cash and cash equivalents and restricted cash at beginning of period	36,264	152,656
Cash and cash equivalents and restricted cash at end of period	$130,982	$235,407

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2018, (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. Operating results for the three and nine months ended September 30, 2018 and September 30, 2017 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2018. The balance sheet at December 31, 2017 has been derived from the audited consolidated financial statements for the year ended December 31, 2017 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Annual Report").

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

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

	September 30, 2018	December 31, 2017
Cash and cash equivalents	$130,155	$35,470
Restricted cash included in other long-term assets	827	794
Total cash and cash equivalents and restricted cash included in the Condensed Statements of Cash Flows	$130,982	$36,264
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of September 30, 2018, restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations. As of December 31, 2017, restricted cash included in other long-term assets in the Condensed Balance Sheet represents amounts funded to an escrow account as collateral for coal royalties due under certain underground coal mining lease contracts.
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
As of September 30, 2018 and December 31, 2017, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
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
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline.

Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 12. For the three months ended September 30, 2018, our geographic customer mix was 62% in Europe and 38% in South America. For the three months ended September 30, 2017, our geographic customer mix was 58% in Europe, 22% in South America and 20% in Asia. For the nine months ended September 30, 2018, our geographic customer mix was 57% in Europe, 29% in South America and 14% in Asia. For the nine months ended September 30, 2017, our geographic customer mix was 66% in Europe, 19% in South America and 15% in Asia.

Since February 2017, we have had an arrangement with XCoal Energy & Resource ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended September 30, 2018 and 2017, XCoal accounted for approximately $12.8 million, or 5% of total revenues, and $63.2 million, or 20% of total revenues, respectively. During the nine months ended September 30, 2018 and 2017, XCoal accounted for approximately $157.8 million, or 16% of total revenues, and $153.3 million, or 17% of total revenues, respectively.
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
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	September 30, 2018	December 31, 2017
Coal	$43,991	$32,422
Raw materials, parts, supplies and other, net	22,780	21,872
Total inventories, net	$66,771	$54,294
Note 4—Income Taxes
For the three and nine months ended September 30, 2018, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.
The Company had no income tax expense for the three and nine months ended September 30, 2018 due to the utilization of NOLs to offset taxable income. The Company recognized income tax benefit of $37.6 million and $2.9 million for the three and nine months ended September 30, 2017, respectively. The income tax benefit for the three and nine months ended September 30, 2017, was primarily the result of a favorable Internal Revenue Service private letter ruling received during that period that favorably impacted the Company's analysis of its ability to utilize its net operating loss carryforwards for federal income tax purposes.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

Note 5—Debt
Debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017	Weighted Average Interest Rate at September 30, 2018	Final Maturity
Senior secured notes	$475,000	$350,000	8%	2024
Promissory note	1,512	3,725	4%	2019
Debt discount/premium, net	(8,921)	(7,812)
Total debt	467,591	345,913
Less: current debt	(1,512)	(2,965)
Total long-term debt	$466,079	$342,948
The Company's minimum debt repayment schedule, excluding interest, as of September 30, 2018 is as follows (in thousands):

	Payments Due
	2018	2019	2020	2021	2022	Thereafter
Senior secured notes	$—	$—	$—	$—	$—	$475,000
Promissory note	752	760	—	—	—	—
Total	$752	$760	$—	$—	$—	$475,000
Senior Secured Notes
On March 1, 2018, the Company issued $125.0 million in aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the "New Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act ("Regulation S"). The New Notes were issued at 103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The New Notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture") among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the "Trustee") and priority lien collateral trustee (the "Priority Lien Collateral Trustee"), as supplemented by the First Supplemental Indenture, dated as of March 1, 2018 (the "First Supplemental Indenture" and, the Original Indenture as supplemented thereby, the "Indenture"). The New Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
In connection with the issuance of the New Notes, the Company incurred transaction costs of approximately $0.5 million and $4.5 million for the three and nine months ended September 30, 2018, respectively, which consists of legal fees and structuring fees, and is included in transaction and other expenses in the Condensed Statements of Operations. In addition, the Company incurred debt issuance costs of approximately $3.7 million, which consists of consent solicitation fees paid to holders of the Existing Notes (as defined below), and is included in long-term debt in the Condensed Balance Sheet.
The New Notes and the $350.0 million in aggregate principal amount of the Company’s existing 8.00% Senior Secured Notes due 2024 (the “Existing Notes” and, together with the New Notes, the "Notes"), which were issued under the Original Indenture on November 2, 2017, rank pari passu in right of payment and constitute a single class of securities for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions, offers to purchase and collateral matters, and are fungible (except that the New Notes issued pursuant to Regulation S traded separately under different CUSIP/ISIN numbers until 40 days after the issue date, but thereafter any such holders may transfer their New Notes pursuant to Regulation S into the same CUSIP/ISIN numbers as the Existing Notes issued pursuant to Regulation S).

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

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
Note 6—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Net income	$52,591	$119,717	$322,597	$357,890
Denominator:
Weighted-average shares used to compute net income per share—basic	52,707	52,777	52,916	52,727
Dilutive restrictive stock awards	1	—	29	—
Weighted-average shares used to compute net income per share—diluted	52,708	52,777	52,945	52,727
Net income per share—basic	$1.00	$2.27	$6.10	$6.79
Net income per share—diluted	$1.00	$2.27	$6.09	$6.79
On March 5, 2018, the Company awarded 186,916 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions and vest over a period of three years. The Company recognized approximately $0.6 million and $1.4 million in stock compensation expense associated with these awards for the three and nine months ended September 30, 2018, respectively. As of September 30, 2018, neither the service, performance nor market-based vesting conditions for these awards were met as of the measurement date and as such these awards have been excluded from basic and diluted earnings per share.

As of September 30, 2018, there were 150,715 shares of common stock issued and outstanding under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service vesting condition was not met as of the measurement date. During the second quarter of 2018, certain stockholders of the Company sold in two separate transactions an aggregate of 13,000,000 shares of the Company's common stock in public secondary offerings (see Note 9). In connection with the first of these Secondary Equity Offerings (as defined in Note 9), a performance-based vesting condition was met resulting in approximately $3.6 million of incremental stock compensation expense during the nine months ended September 30, 2018.

As of September 30, 2018, there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award under our 2016 Equity Plan and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Plan. The settlement date is the earlier of a change in control as described in our 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. As of September 30, 2018, there were 99,895 vested shares of common stock and 192,184 unvested awards issued under the 2017 Equity Plan to certain directors and employees.
Note 7—Related Party Transactions
In connection with the Asset Acquisition, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $0.8 million and $2.3 million for the three and nine months ended September 30, 2018, respectively, and $0.2 million and $1.0 million for the three and nine months ended September 30, 2017, respectively.
Note 8—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2018 and December 31, 2017, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2018 and December 31, 2017, there were no items accrued for miscellaneous litigation.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2018 and December 31, 2017, the Company had no liability recorded for minimum throughput requirements.
Royalty and Lease Obligations
The Company’s leases are primarily for mining equipment and automobiles. At September 30, 2018 and December 31, 2017, the Company had no future minimum payments due under non-cancellable operating leases.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $19.9 million and $74.1 million for the three and nine months ended September 30, 2018, respectively, and $22.3 million and $74.5 million for the three and nine months ended September 30, 2017, respectively.
Note 9—Stockholders' Equity

Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share.

On March 31, 2017, the board of managers declared a cash distribution payable to holders of the Company's then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

the aggregate amount of $190.0 million (the “March Special Distribution”). In connection with the corporate conversion, the Class C Units, which were issued pursuant to the 2016 Equity Plan, were converted into restricted shares (the "Restricted Shares") of common stock of the Company, par value $0.01 per share, and the March Special Distribution with respect to such Restricted Shares was not paid but held in trust pending their vesting. As of September 30, 2018, approximately $5.3 million is held in the trust and is included within other long-term assets in the accompanying Condensed Balance Sheets.

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

On August 8, 2018, certain stockholders of the Company sold 2,204,806 shares of the Company's common stock in a public secondary offering (the "August Equity Offering") at a price to the underwriter of $25.40 per share. The Company did not receive any of the proceeds from the offering.

We refer to these offerings herein collectively as the "Secondary Equity Offerings." In connection with the Secondary Equity Offerings, we incurred transaction costs of approximately $2.8 million and $3.0 million for the three and nine months ended September 30, 2018, respectively.
Note 10—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2018, the Company had natural gas swap contracts outstanding with notional amounts totaling 2,100 million British thermal units maturing in the fourth quarter of 2018 and the first quarter of 2019. As of December 31, 2017, the Company had natural gas swap contracts outstanding with notional amounts totaling 8,400 million British thermal units maturing in the fourth quarter of 2018.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had a liability of $0.1 thousand as of September 30, 2018 in other current liabilities and an asset of $1.7 million as of December 31, 2017 included in prepaid expenses in the accompanying Condensed Balance Sheets.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

Note 11—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Fair Value Measurements as of September 30, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$13	$—	$13

	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$1,644	$—	$1,644
 During the three and nine months ended September 30, 2018, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three and nine months ended September 30, 2018.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Condensed Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of September 30, 2018, there were no borrowings outstanding under the ABL Facility, with $95.4 million available, net of outstanding letters of credit of $4.6 million. There were no borrowings or outstanding letters of credit as of December 31, 2017. The estimated fair value of the Notes is approximately $489.3 million based upon observable market data (Level 2). The carrying value of the Company's outstanding promissory note approximates its fair value.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

Note 12—Segment Information
The Company identifies a business as an operating segment if: (i) it engages in business activities from which it may earn revenues and incur expenses; (ii) its operating results are regularly reviewed by the Chief Operating Decision Maker (“CODM”), who is the Company’s Chief Executive Officer, to make decisions about resources to be allocated to the segment and assess its performance; and (iii) it has available discrete financial information. The Company has determined that its two underground mining operations are its operating segments. The CODM reviews financial information at the operating segment level to allocate resources and to assess the operating results and financial performance for each operating segment. Operating segments are aggregated into a reportable segment if the operating segments have similar quantitative economic characteristics and if the operating segments are similar in the following qualitative characteristics: (i) nature of products and services; (ii) nature of production processes; (iii) type or class of customer for their products and services; (iv) methods used to distribute the products or provide services; and (v) if applicable, the nature of the regulatory environment.
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
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest expense, and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Revenues
Mining	$264,908	$302,958	$992,832	$895,802
All other	8,396	8,997	24,815	33,487
Total revenues	$273,304	$311,955	$1,017,647	$929,289

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Capital Expenditures
Mining	22,924	$34,125	$76,422	$60,647
All other	1,236	283	3,157	2,024
Total capital expenditures	24,160	$34,408	$79,579	$62,671

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED)

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

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Segment Adjusted EBITDA	$97,720	$113,394	$456,425	$439,942
Other revenues	8,396	8,997	24,815	33,487
Cost of other revenues	(6,704)	(6,985)	(21,826)	(22,959)
Depreciation and depletion	(26,071)	(23,393)	(71,750)	(57,625)
Selling, general and administrative	(7,357)	(9,243)	(29,056)	(23,073)
Transaction and other expenses	(3,265)	—	(7,539)	(12,873)
Interest expense, net	(10,128)	(640)	(28,472)	(1,890)
Income tax benefit	—	37,587	—	2,881
Net income	$52,591	$119,717	$322,597	$357,890
Note 13—Subsequent Events

Regular Quarterly Dividend

On October 23, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which will be paid on November 9, 2018 to stockholders of record as of the close of business on November 2, 2018.

ABL Facility

On October 15, 2018, the Company entered into an Amended and Restated Asset-Based Revolving Credit Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent (the “Agent”), the lenders and letter of credit issuers party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint book runners which amends and restates in its entirety the existing ABL Facility and, among other things (i) increases the aggregate commitments available to be borrowed under the ABL Facility by $25.0 million to $125.0 million; (ii) extends the maturity date of the ABL Facility to October 15, 2023; (iii) decreases the applicable interest rate margins with respect to the loans and the applicable fees in connection with the issuance of letters of credit; and (iv) amends certain covenants and other term and provisions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2018 and September 30, 2017. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2017 included in the 2017 Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
On April 12, 2017, in connection with the IPO, Warrior Met Coal, LLC filed a certificate of conversion, whereby Warrior Met Coal, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Warrior Met Coal, Inc. As part of the corporate conversion, holders of Class A, Class B Units (which included the Class B Units which had converted into Class A Units) and Class C Units of Warrior Met Coal, LLC received shares of our common stock for each unit held immediately prior to the corporate conversion using an approximate 13.9459-to-one conversion ratio. In connection with this corporate conversion, we filed a certificate of incorporation. Pursuant to our certificate of incorporation, we are authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share.
On April 19, 2017, we completed our IPO whereby the selling stockholders named in the Registration Statement on Form S-1 sold 16,666,667 shares of common stock at a price to the public of $19.00 per share. We did not receive any proceeds from the sale of common stock in the IPO. All of the net proceeds from the IPO were received by the selling stockholders.
The aggregate net proceeds to the selling stockholders in the IPO were $296.9 million, net of underwriting discounts and commissions of $19.8 million. We paid the offering expenses of $15.9 million on behalf of the selling stockholders. Upon the closing of the IPO, 53,442,532 shares of common stock were outstanding. On April 13, 2017, our common stock began trading on the New York Stock Exchange under the ticker symbol "HCC" and on April 19, 2017, we closed our IPO.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
(in thousands)
Segment Adjusted EBITDA	$97,720	$113,394	$456,425	$439,942
Metric tons sold	1,513	1,908	5,143	4,692
Metric tons produced	1,650	1,470	5,303	4,665
Gross price realization(1)	97%	85%	98%	108%
Average selling price per metric ton	$175.09	$158.78	$193.05	$190.92
Cash cost of sales per metric ton	$109.99	$99.10	$103.78	$96.85
Adjusted EBITDA	$94,129	$107,336	$439,421	$431,391
(1) For the three and nine months ended September 30, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the three and nine months ended September 30, 2017, gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index.
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
In the first quarter of 2018, we changed our gross price realization calculation to no longer be based on the quarterly Australian LV Index average due to this index being on a one-month lag basis and not closely correlating with the timing of our shipments. Our gross price realization now represents a volume weighted-average calculation of our daily realized price per ton based on the blended gross sales of our LV and MV coal, excluding demurrage and quality specification adjustments, as a percentage of the Platts Index daily price. Our gross price realizations reflect the premiums and discounts we achieve on our LV and MV coal versus the Platts Index price because of the high quality premium products we sell into the export markets. In addition, the premiums and discounts in a quarter or year can be impacted by a rising or falling price environment.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
(in thousands)
Cost of sales	$167,188	$189,564	$536,407	$455,860
Asset retirement obligation accretion	(560)	(441)	(1,680)	(1,324)
Stock compensation expense	(218)	(39)	(1,011)	(114)
Cash cost of sales	$166,410	$189,084	$533,716	$454,422

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

	For the three months ended September 30,		For the nine months ended September 30,
	2018	2017	2018	2017
Net income	$52,591	$119,717	$322,597	$357,890
Interest expense, net	10,128	640	28,472	1,890
Income tax benefit	—	(37,587)	—	(2,881)
Depreciation and depletion	26,071	23,393	71,750	57,625
Asset retirement obligation accretion (1)	1,155	940	3,465	2,839
Stock compensation expense (2)	919	233	5,598	1,155
Transaction and other expenses (3)	3,265	—	7,539	12,873
Adjusted EBITDA	$94,129	$107,336	$439,421	$431,391

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by us in connection with the offering of the New Notes, the Secondary Equity Offerings and our IPO (See Notes 1 and 9 to the condensed financial statements).

Results of Operations
Three Months Ended September 30, 2018 and 2017
The following table summarizes certain unaudited financial information for the three months ended September 30, 2018 and 2017.

	For the three months ended September 30,
(in thousands)	2018	2017
Revenues:
Sales	$264,908	$302,958
Other revenues	8,396	8,997
Total revenues	273,304	311,955
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	167,188	189,564
Cost of other revenues (exclusive of items shown separately below)	6,704	6,985
Depreciation and depletion	26,071	23,393
Selling, general and administrative	7,357	9,243
Transaction and other expenses	3,265	—
Total costs and expenses	210,585	229,185
Operating income	62,719	82,770
Interest expense, net	(10,128)	(640)
Income before income taxes	52,591	82,130
Income tax benefit	—	(37,587)
Net income	$52,591	$119,717
Sales and cost of sales components on a per unit basis for the three months ended September 30, 2018 and 2017 were as follows:

	For the three months ended September 30,
	2018	2017
Met Coal (metric tons in thousands)
Metric tons sold	1,513	1,908
Metric tons produced	1,650	1,470
Gross price realization(1)	97%	85%
Average selling price per metric ton	$175.09	$158.78
Cash cost of sales per metric ton	$109.99	$99.10
(1) For the three months ended September 30, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the three months ended September 30, 2017, gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index.
Sales for the three months ended September 30, 2018 were $264.9 million compared to $303.0 million for the three months ended September 30, 2017. The $38.1 million decrease in revenues was primarily driven by a $62.7 million decrease in revenue due to a 395 thousand metric ton decrease in met coal sales volume offset partially by a $24.6 million increase in revenue related to a $16.31 increase in the average selling price per metric ton of met coal.
Other revenues for the three months ended September 30, 2018 were $8.4 million compared to $9.0 million for the three months ended September 30, 2017. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $0.6 million decrease in other revenues is primarily due to a decrease in the average selling price of natural gas and in natural gas sales volume and includes a $0.3 million loss recognized on our natural gas swap contract. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) for the three months ended September 30, 2018 was $167.2 million compared to $189.6 million for the three months ended September 30, 2017. The $22.4 million decrease is primarily driven by a $39.1 million decrease related to a decrease in met coal sales volumes of 395 thousand metric tons, partially offset by a $16.7 million increase due to a $10.89 increase in average cash cost of sales per metric ton. The increase in cash cost of sales per metric ton is primarily due to increased transportation and royalty costs due to a higher average selling price per metric ton, increased spending associated with the continued ramp up of mining activities, including additional continuous miner units, increased deferred longwall move amortization expenses due to faster longwall move advancement and incremental maintenance costs such as seals and cribbing in the third quarter of 2018 compared to the third quarter of 2017.
Depreciation and depletion for the three months ended September 30, 2018 were $26.1 million compared to $23.4 million for the three months ended September 30, 2017, driven primarily by an increase in capital expenditures combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses for the three months ended September 30, 2018 were $7.4 million compared to $9.2 million for the three months ended September 30, 2017, driven primarily by a decrease in general corporate legal expenses.
Transaction and other expenses for the three months ended September 30, 2018 were $3.3 million, which was comprised primarily of professional fees incurred in connection with the August Equity Offering.
Interest expense for the three months ended September 30, 2018 was $10.1 million compared to $0.6 million for the three months ended September 30, 2017 and was comprised of interest on our Notes, security agreement and promissory note, and amortization of our ABL Facility and Notes debt issuance costs. The increase in interest expense is primarily due to the issuance of $350.0 million and $125.0 million of our Notes in November 2017 and March 2018, respectively.
For the three months ended September 30, 2018, we did not have income tax expense due to the utilization of our NOLs. Income tax benefit for the three months ended September 30, 2017 was $37.6 million. During the third quarter of 2017 we received a favorable private letter ruling from the Internal Revenue Service ("IRS") regarding the limitation of the utilization of our NOLS under Section 382 of the Internal Revenue Code of 1986, as amended. After receiving this private letter ruling, we believe we qualify for an exception to the NOL limitation rules and as such no annual Code Section 382 limitation to the utilization of our federal and state NOLs applies. As such we recorded a $37.6 million year-to-date adjustment to reflect the change in application of Section 382 in computing tax expense.

Nine Months Ended September 30, 2018 and 2017
The following table summarizes certain unaudited financial information for the nine months ended September 30, 2018 and 2017.

	For the nine months ended September 30,
(in thousands)	2018	2017
Revenues:
Sales	$992,832	895,802
Other revenues	24,815	33,487
Total revenues	1,017,647	929,289
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	536,407	455,860
Cost of other revenues (exclusive of items shown separately below)	21,826	22,959
Depreciation and depletion	71,750	57,625
Selling, general and administrative	29,056	23,073
Transaction and other expenses	7,539	12,873
Total costs and expenses	666,578	572,390
Operating income	351,069	356,899
Interest expense, net	(28,472)	(1,890)
Income before income taxes	322,597	355,009
Income tax benefit	—	(2,881)
Net income	$322,597	357,890
Sales and cost of sales components on a per unit basis for the nine months ended September 30, 2018 and 2017 were as follows:

	For the nine months ended September 30,
	2018	2017
Met Coal (metric tons in thousands)
Metric tons sold	5,143	4,692
Metric tons produced	5,303	4,665
Gross price realization(1)	98%	108%
Average selling price per metric ton	$193.05	$190.92
Cash cost of sales per metric ton	$103.78	$96.85
(1) For the nine months ended September 30, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the nine months ended September 30, 2017, gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian LV Index.
Sales for the nine months ended September 30, 2018 were $992.8 million compared to $895.8 million for the nine months ended September 30, 2017. The $97.0 million increase in revenues was primarily driven by a $86.1 million increase in revenue due to a 451 thousand metric ton increase in met coal sales volume and by a $10.9 million increase in revenue related to a $2.13 increase in the average selling price per metric ton of met coal.
Other revenues for the nine months ended September 30, 2018 were $24.8 million compared to $33.5 million for the nine months ended September 30, 2017. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $8.7 million decrease in other revenues is primarily due to a decrease in the average selling price of natural gas, a decrease in natural gas sales volume and includes a net loss of $3.6 million recognized on our natural gas swap contract. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) for the nine months ended September 30, 2018 was $536.4 million compared to $455.9 million for the nine months ended September 30, 2017. The $80.5 million increase is primarily driven by a $43.7 million increase due to a 451 thousand metric ton increase in met coal sales volumes coupled with a $35.6 million increase due to a $6.93 increase in the average cash cost of sales per metric ton primarily due to the continued ramp up of mining activities, including additional continuous miner units, increased deferred longwall move amortization expenses due to faster longwall move advancement and incremental maintenance costs such as seals and cribbing.
Depreciation and depletion for the nine months ended September 30, 2018 were $71.8 million compared to $57.6 million for the nine months ended September 30, 2017, driven primarily by an increase in capital expenditures combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses for the nine months ended September 30, 2018 were $29.1 million compared to $23.1 million for the nine months ended September 30, 2017, driven primarily by $3.0 million of incremental non-cash stock compensation expense associated with the vesting of shares in connection with the first of the Secondary Equity Offerings that was not in our prior guidance and an increase in employee bonuses based on our performance through the nine months ended September 30, 2018 and our expectations for the remainder of the year.
Transaction and other expenses for the nine months ended September 30, 2018 were $7.5 million, which was comprised primarily of professional fees incurred in connection with the issuance of the New Notes and the Secondary Equity Offerings. Transaction and other expenses for the nine months ended September 30, 2017 were $12.9 million, which was comprised primarily of professional fees incurred in connection with our IPO.
Interest expense for the nine months ended September 30, 2018 was $28.5 million compared to $1.9 million for the nine months ended September 30, 2017 and is comprised of interest on our Notes, security agreement and promissory note, and amortization of our ABL Facility and Notes debt issuance costs. The increase in interest expense is primarily due to the issuance of $350.0 million and $125.0 million of our Notes in November 2017 and March 2018, respectively.
For the nine months ended September 30, 2018, we did not have income tax expense due to the utilization of our NOLs. Income tax benefit for the nine months ended September 30, 2017 was $2.9 million. During the third quarter of 2017 we received a favorable private letter ruling from the IRS regarding the limitation of the utilization of our NOLS under Section 382 of the Internal Revenue Code of 1986, as amended. After receiving this private letter ruling, we believe we qualify for an exception to the NOL limitation rules and as such no annual Code Section 382 limitation to the utilization of our federal and state NOLs applies. As such we recorded a $37.6 million year-to-date adjustment to reflect the change in application of Section 382 in computing tax expense.
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
Going forward, we will use cash to fund debt service payments on our Notes and our other indebtedness and to fund operating activities, working capital, capital expenditures, and strategic investments. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.

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
Our available liquidity as of September 30, 2018 was $225.6 million, consisting of cash and cash equivalents of $130.2 million and $95.4 million available under our ABL Facility. As of September 30, 2018, there were no borrowings outstanding under the ABL Facility, with $95.4 million available, net of outstanding letters of credit of $4.6 million. For the nine months ended September 30, 2018, cash flows provided by operating activities were $428.6 million, cash flows used in investing activities were $79.2 million and cash flows used in financing activities were $254.7 million.
Statements of Cash Flows
Cash balances were $130.2 million and $35.5 million at September 30, 2018 and December 31, 2017, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30, 2018
	2018	2017
Net cash provided by operating activities	$428,599	$343,066
Net cash used in investing activities	(79,224)	(62,671)
Net cash used in financing activities	(254,657)	(197,644)
Net increase in cash and cash equivalents and restricted cash	$94,718	$82,751
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
Net cash provided by operating activities was $428.6 million for the nine months ended September 30, 2018, and was primarily attributed to net income of $322.6 million adjusted for depreciation and depletion expense of $71.8 million, stock based compensation expense of $5.6 million, amortization of debt issuance costs and debt discount/premium of $2.1 million and accretion of asset retirement obligations of $3.5 million, coupled with a net decrease in our working capital of $28.2 million. The decrease in our working capital was primarily driven by an increase in trade accounts payable and accrued expenses offset partially by an increase in inventories. The increase in our trade accounts payable and accrued expenses is primarily driven by the timing of payments and capital expenditures, and the increase in inventories is driven by an increase in production volume.
Net cash provided by operating activities was $343.1 million for the nine months ended September 30, 2017 and was primarily attributed to net income of $357.9 million adjusted for depreciation and depletion expense of $57.6 million, amortization of debt issuance costs and debt discount of $1.3 million, and accretion of asset retirement obligations of $2.8 million, offset by a net increase in our working capital of $68.0 million. The increase in our working capital was primarily driven by an increase in trade accounts receivable, an increase in inventories offset partially by an increase in accounts payable and accrued expenses and other current liabilities. The increase in our accounts receivable was primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold and the increase in inventories is primarily driven by an increase in metric tons produced.

Investing Activities
Net cash used in investing activities was $79.2 million and $62.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively, primarily due to purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $254.7 million for the nine months ended September 30, 2018, primarily due to the payment of dividends of $358.0 million, which includes the April Special Dividend of $350.0 million, and the Stock Repurchase of $12.1 million, offset partially by $126.9 million in proceeds received from the $125.0 million issuance of the New Notes. Net cash used in financing activities was $197.6 million for the nine months ended September 30, 2017, primarily due to the March Special Distribution of $190.0 million, which was paid on March 31, 2017.

Stock Repurchase Program

On May 2, 2018, the Board approved the Stock Repurchase Program that authorizes repurchases of up to an aggregate of $40.0 million of our outstanding common stock. The Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. We are not obligated to purchase any specific number of shares under our Stock Repurchase Program, and the Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice. On May 10, 2018, in connection with the sale by certain of our stockholders of 8,000,000 shares of common stock in a public secondary offering, we completed the Stock Repurchase. The shares repurchased by us in the Stock Repurchase are reflected as Treasury Stock on the Condensed Balance Sheets.

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

Dividend Policy
On May 17, 2017, the Board adopted the Dividend Policy of paying a quarterly cash dividend of $0.05 per share. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that we generate excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or repurchase of common stock pursuant to a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. We will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for us to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.

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

On July 24, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which was paid on August 10, 2018, to stockholders of record as of the close of business on August 3, 2018.

On October 23, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which will be paid on November 9, 2018 to stockholders of record as of the close of business on November 2, 2018.

April 2018 Special Dividend

On April 3, 2018, the Board declared the April Special Dividend of approximately $350.0 million, which was funded with the net proceeds from the offering of the New Notes due 2024, together with cash on hand of approximately $225.0 million, and was paid on April 20, 2018 to stockholders of record as of the close of business on April 13, 2018.

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

Public Company Transaction Expenses

On April 19, 2017, we completed our IPO. In connection with becoming a publicly traded company, we began to incur additional general and administrative expenses. General and administrative expenses related to being a publicly traded company include: Exchange Act reporting expenses; expenses associated with listing on the New York Stock Exchange; incremental independent auditor fees; incremental legal fees; investor relations expenses; registrar and transfer agent fees; incremental director and officer liability insurance costs; and director compensation.

ABL Facility

On October 15, 2018, we entered into an Amended and Restated Asset-Based Revolving Credit Agreement, by and among us and certain of our subsidiaries, as borrowers, the guarantors party thereto, the Agent, the lenders and letter of credit issuers party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint book runners which amends and restates in its entirety the existing ABL Facility and, among other things (i) increases the aggregate commitments available to be borrowed under the ABL Facility by $25.0 million to $125.0 million; (ii) extends the maturity date of the ABL Facility to October 15, 2023; (iii) decreases the applicable interest rate margins with respect to the loans and the applicable fees in connection with the issuance of letters of credit; and (iv) amends certain covenants and other term and provisions.

As of September 30, 2018, no amounts were outstanding under the ABL Facility and there were $4.6 million of outstanding letters of credit. At September 30, 2018, we had $95.4 million of availability under the ABL Facility.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2018, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2018.
Senior Secured Notes
On March 1, 2018, we issued $125.0 million in aggregate principal amount of the New Notes to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S. The New Notes were issued at 103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The New Notes were issued as "Additional Notes" under the Original Indenture. The New Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act.
We used the net proceeds of the offering of the New Notes, together with cash on hand of approximately $225.0 million, to pay the April Special Dividend.

The Notes rank pari passu in right of payment and constitute a single class of securities for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions, offers to purchase and collateral matters, and are fungible (except that the New Notes issued pursuant to Regulation S traded separately under different CUSIP/ISIN numbers until 40 days after the issue date, but thereafter any such holders may transfer their New Notes pursuant to Regulation S into the same CUSIP/ISIN numbers as the Existing Notes issued pursuant to Regulation S).
The New Notes issued on March 1, 2018 accrue interest at a rate of 8.00% per year from November 2, 2017. Interest on the Notes are payable on May 1 and November 1 of each year, commencing on May 1, 2018. The Notes will mature on November 1, 2024.

Promissory Note
As of September 30, 2018, we had debt outstanding of $1.5 million, of which all was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
Restricted Cash
As of September 30, 2018, restricted cash included $0.8 million in other long-term assets in the Condensed Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
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
Our capital expenditures were $79.6 million and $62.7 million for the nine months ended September 30, 2018 and September 30, 2017, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
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

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2018, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $44.7 million, and $2.1 million, respectively, for miscellaneous purposes.
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

We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of September 30, 2018, we had natural gas swap contracts outstanding with notional amounts totaling 2,100 million British thermal units maturing in the fourth quarter of 2018 and in the first quarter of 2019. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2018 and December 31, 2017, we did not have any allowance for credit losses associated with our trade accounts receivables.

Interest Rate Risk

On November 2, 2017 and subsequently on March 1, 2018, we issued $475.0 million aggregate principal amount of Notes. The Notes have a fixed rate of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will also increase. The ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility. As of September 30, 2018, which was prior to the recent amendment and restatement of our ABL Facility (as described in Part I. Note 13), the applicable margin ranged from 200 bps to 250 bps and, assuming that we had $100.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.0 million. As of October 31, 2018, which was subsequent to the recent amendment and restatement of our ABL Facility, the applicable margin ranged from 150 to 200 bps and, assuming that we had $125.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Securities Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2018. Based on the evaluation of our disclosure controls and procedures as of September 30, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information with respect to repurchases by us of our shares of common stock during the third quarter of 2018.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1 - 31	—	—	—	$27,900,000
August 1 - 31	—	—	—	$27,900,000
September 1 - 30	—	—	—	$27,900,000

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

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)

Date: October 31, 2018