Form 10-K
period 2018-12-31
WARRIOR MET COAL, INC.
filed 2019-02-21
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2018, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.2 billion.
Number of shares of common stock outstanding as of February 15, 2019: 51,555,337

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2018, are incorporated by reference into Part III of this report for the year ended December 31, 2018.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for met coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (as amended and restated, the “ABL Facility”) and our indenture governing the Notes (as defined below);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carryforwards (“NOLs”);

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend;

•	the timing and amount of any stock repurchases we make under our Stock Repurchase Program (as defined below) or otherwise; and

•	terrorist attacks or security threats, including cybersecurity threats.

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

EXPLANATORY NOTE
On April 12, 2017, Warrior Met Coal, LLC, a Delaware limited liability company, converted into Warrior Met Coal, Inc., a Delaware corporation, as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Basis of Presentation-Factors Affecting the Comparability of our Financial Statements-Corporate Conversion and IPO.” We refer to this transaction herein as the “corporate conversion.” As used in this Annual Report, unless the context otherwise requires, references to the “Company,” “Warrior,” “we,” “us,” “our” or “Successor” refer to Warrior Met Coal, LLC, a Delaware limited liability company, and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion, and to Warrior Met Coal, Inc., a Delaware corporation and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 3,832,139 units of Warrior Met Coal, LLC converted into 53,442,532 shares of common stock of Warrior Met Coal, Inc. using an approximate 13.9459-to-one conversion ratio. References in this Annual Report to the “Predecessor” refer to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy, Inc., a Delaware corporation (“Walter Energy”), in the Asset Acquisition on March 31, 2016, as further described in “Part I, Item 1. Business-Our History-Walter Energy Restructuring.” The Predecessor periods included in this Annual Report begin as of January 1, 2016 and end as of March 31, 2016.

Part I
Item 1. Business
Overview
We are a large scale, low-cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama, Mine No. 4 and Mine No. 7, that have an estimated annual production capacity of 7.3 million metric tons of coal. We sell a premium met coal product to leading steel manufacturers in Europe and South America. As of December 31, 2018, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), our two operating mines had approximately 108.3 million metric tons of recoverable reserves and, based on a reserve report prepared by Stantec Consulting Services, Inc. ("Stantec"), our undeveloped Blue Creek Energy Mine contained 103.0 million metric tons of recoverable reserves. We strive to produce premium met coal in an efficient, safe and responsible manner, and environmental responsibility and sustainability are key principles in our business strategy.
Our hard coking coal (“HCC”), mined from the Southern Appalachian region of the United States, is characterized by low-to-medium volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high quality coal, our realized price has historically approximated the Platts Premium Low Volatility (“LV”) Free-On-Board (“FOB”) Australia Index price (the “Platts Index”). In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Australian Index price.
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
Our Competitive Strengths
We believe that we have the following competitive strengths:
Leading met coal producer focused on premium met coal products. Unlike other publicly-listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium met coal in the global seaborne markets. All of our resources are primarily allocated to the mining, transportation and marketing of met coal. The premium HCC we produce at Mine No. 4 and Mine No. 7 is of a similar quality to the HCC produced in Australia. The premium nature of our HCC makes it ideally suited as a base feed coal for steel makers and results in price realizations near or above the Platts Index. Coal from Mine No. 7 is classified as a premium LV HCC and coal from Mine No. 4 is classified as premium LV to mid-volatility ("MV") HCC. The combination of low sulfur, low-to-medium ash, LV to MV, and other characteristics of our coal, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result, our realized price has historically been slightly above, in line with or at a slight discount to the Platts Index. Other publicly-listed U.S. coal companies sell a higher proportion of lower rank met coals, including high-volatility, semi-soft coking coal (“SSCC”), and pulverized coal injection (“PCI”) coal. These lower rank coals typically have lower realized prices compared to LV and MV met coals due to their relative availability and lower quality characteristics. For example, the premium LV HCC that we produce has sold at a premium of 1%, 9%, 26% and 31% of the prices realized for MV, high-volatility, PCI and SSCC coals, respectively, based on five-year average prices reported by Wood Mackenzie. Additionally, these companies typically have significant thermal coal production that further reduces their realized price and operating margin per metric ton. As a result of our premium met coal, we are able to achieve higher realized prices and operating margins relative to other U.S. met coal producers.
Highly flexible cost structure protects through-the-cycle profitability. We have “variabilized” our cost structure in our labor, royalties and logistics contracts, increasing the proportion of our cost structure that varies in response to changes in HCC prices based on a variety of indices. Our initial CBA, combined with our flexible rail, port and barge logistics and our royalty structure, results in a highly variable operating cost profile that allows our cash cost of sales to move with changes in the price we realize for our coal. Approximately two-thirds of our cash cost of sales relate to the cost of production at our mines, while the remaining one-third relates to our logistics costs from mine to port as well as royalties. Our logistics costs are structured to reduce cash requirements in lower HCC price environments and to increase cash requirements within a range with higher HCC prices. Our royalties are calculated as a percentage of the price we realize and therefore increase or decrease with changes in HCC prices. Our initial CBA includes variable elements that tie compensation to HCC prices. In addition, we can adjust our usage of continuous miner units in response to HCC pricing. Our variable cost structure dramatically lowers our cash cost of sales if our realized price falls, while being effectively capped in higher price environments allowing us to generate significant operating cash flow. Our highly flexible cost structure provides us with a key competitive advantage relative to our competitors and which we expect should allow us to remain profitable in all coal market conditions.
Significant logistical cost advantage to the seaborne market. Our two operating mines are located approximately 300 miles from our export terminal capacity in Mobile, Alabama and have alternative transportation routes to move our coal to port. These alternatives include direct rail access at the mine sites and a wholly-owned barge load-out facility, enabling us to utilize the lowest cost option between the two at any given point in time. We believe our logistics costs are highly competitive following negotiations in 2016 that led to a reduction in rail, barge and port costs. In addition, we have a contract with the Port of Mobile, Alabama, that provides us up to 8.0 million metric tons of annual port capacity through July 2026 for our coal at very competitive rates. The total annual capacity of the McDuffie Coal Terminal at the Port of Mobile, Alabama is approximately 27.2 million metric tons and this coal terminal is presently utilized for all of our coal exports. Our proximity to port contrasts with the approximately 400-mile distances for major Central Appalachian met coal producers to access their nearest port, the Port of Hampton Roads, Virginia. Our proximity to port and the flexibility of our logistics networks underpin our logistical cost advantage compared to other U.S. met coal producers.

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
High realized prices and low cost structure drive industry leading margins. The coal from our mines is competitive in quality with the premium HCC produced in Australia, which is used to set pricing for the industry. The combination of low sulfur, low-to-medium ash, LV to MV and high coking strength drives our consistently high price realization relative to other U.S. met coal producers who typically focus on lower rank met coals. We believe Mine No. 4 and Mine No. 7 are two of the lowest cost met coal mines in North America. Our low cost position is derived from our operations’ favorable geology, automated long-wall mining methods, and significant flexibility allowed under our initial CBA. Additionally, given our highly flexible cost structure, we believe we will be able to maintain our industry leading margins in all coal market conditions, which we expect should allow us to continue to outperform our competitors.
Clean balance sheet and tax asset to drive robust cash flow generation. Unlike other U.S. coal producers in our peer group, we have no pension or OPEB legacy liabilities with manageable surety bond requirements. With minimal legacy liabilities, we are not burdened by the annual fixed obligations that are typically associated with these types of liabilities. Our clean balance sheet and its low sustaining capital expenditure requirements position us to generate strong cash flows across a range of met coal price environments. Additionally, we expect our cash flows to benefit from a low cash tax rate as a result of our significant NOLs. As a result of these tax assets, and the repeal of the corporate alternative minimum tax (“AMT”) beginning after December 31, 2017 (see Note 8 to our consolidated financial statements included elsewhere in this Annual Report), we believe our effective cash tax rate will be approximately 0%, exclusive of the AMT credit refunds, until our NOLs generated prior to 2018 are fully utilized or expire, which will enable strong cash conversion from our operating profits. We also expect to receive approximately $42.9 million in 2019 to 2022 as a result of the refunding of the AMT credits acquired from the Predecessor.
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in met coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As such, we will seek to maintain a conservative financial leverage target of 1.50-2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $100 million. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2018, we had approximately $326.0 million of available liquidity consisting of $120.4 million of borrowing capacity under the ABL Facility and $205.6 million of cash and cash equivalents. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.
Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy and has seven years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, following the Asset Acquisition, we hired several key personnel with extensive direct operational experience in met coal longwall mining, including our Chief Operating Officer, Jack Richardson, and our Chairman, Stephen D. Williams. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in zero fatal incidents as compared to the national fatal incidence rate for underground coal mines in the United States of 0.02 for the nine months ended September 30, 2018 as well as total reportable incidence rates of 2.91 at Mine No. 4 and 3.35 at Mine No. 7 for the year ended December 31, 2018, which are considerably lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.62 for the nine months ended September 30, 2018, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions. Investors and other third parties are increasingly focused on sustainability matters, and we are committed to reducing the release of greenhouse gases (“GHG”). GHG emissions are produced as a by-product of mining activities, as operations in underground metallurgical coal mines produce coal bed methane. With a view towards being an industry leader in environmental performance, we are actively engaged in several initiatives that occur before, during and after mining to reduce GHG emissions, including the capture of coalbed methane. Currently, the Company is able to capture approximately half of the methane that is produced as part of our mining operations through direct pipelines as well as our low-quality gas plant. Much of this methane is sold into the natural gas market. The remainder of the methane is released through our mines’ ventilation systems as coal mine methane (“CMM”) emissions. These emissions that are released into the environment are extremely diluted. We have also partnered with a third-party to build a demonstrator plant that destroys CMM at our fan sites, as discussed under “Our Business Strategies - Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment.”

From its inception, the Company has participated in the EPA’s voluntary program aimed at CMM emission reductions. We are also proud to participate in the EPA’s voluntary GHG reporting program which the EPA is using to improve its estimates of national GHG emissions. The Company’s focus on reducing GHG emissions has proven effective, as the Company’s annual Toxic Release Inventory, which is required annually by the EPA, demonstrates that we do not have any reportable air emissions.

Our Business Strategies

Our objective is to increase stockholder value through our continued focus on asset optimization and cost management to drive profitability and cash flow generation. Our key strategies to achieve this objective are described below:

Maximize profitable production. In the year ended December 31, 2018, we produced 7.0 million metric tons of met coal from Mine No. 7 and Mine No. 4. We have the flexibility in our new initial CBA that allows us to increase annual production with minimal incremental capital expenditures. We operated at an annual combined production level of 7.3 million metric tons from Mine No. 4 and Mine No. 7 as recently as 2013. Based on our management’s operational experience, we are confident in our ability to produce at or close to this capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

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

Broaden our marketing reach and maintain strong correlation between realized coal prices and the Platts Index. We have implemented a strategy to improve both our sales and marketing focus, with a goal of achieving better pricing relative to the Platts Index, which includes: (i) opportunistic selling into the spot met coal market and (ii) selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. For the year ended December 31, 2018, our geographic customer mix was 55% in Europe, 31% in South America and 14% in Asia. Since February 2017, we have had an arrangement with Xcoal Energy & Resource (“Xcoal”) to serve as Xcoal’s strategic partner for exports of LV HCC. Under this arrangement, Xcoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. While the volumes being sold through this arrangement with Xcoal are relatively limited, we are positioned to potentially benefit from Xcoal’s expertise and relationships across all coal that we sell. To that end, we also have an incentive-based arrangement with Xcoal to cover other tonnage, in the event Xcoal is able to offer us a higher realized price relative to the Platts Index than we have previously achieved.

Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment. As described above, the Company currently captures approximately half of the coalbed methane that is produced during our mining activities as part of our commitment to reduce the Company’s GHG emissions. We are then able to sell this gas into the natural gas market. In addition to capturing pipeline quality gas, the Company also operates a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. We are also exploring technologies with a third party for destroying CMM. To prove one such technology, the Company built a pilot or demonstrator plant. This plant ran for a period of time sufficient to prove the technology was successful, and a larger scale operation is currently planned to be in service by the year ended December 31, 2020. The Company’s management and board of directors are increasingly focused on these and other opportunities for technical innovation.

Description of Our Business
Our mining operations consist of two active underground met coal mines in Southern Appalachia’s coal seam (Mines No. 7 and No. 4) and other surface met and thermal coal mines, five of which are currently under lease to third parties and four of which are not operating and are not currently planned to be operated in the future. For a comprehensive summary of all of our coal properties and of our coal reserves and production levels as of December 31, 2018, see the tables summarizing our coal reserves and production in “Part I, Item 2. Properties-Estimated Recoverable Coal Reserves.” Our met coal production totaled 7.0 million metric tons in 2018. Our natural gas operations remove and sell natural gas from the coal seams owned or leased by us and others as a byproduct of coal production. Our degasification operations improve mining operations and safety by reducing natural gas levels in our mines.
Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2018, based on a reserve report prepared by Marshall Miller, were estimated to have approximately 108.3 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, the Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. The met coal is mined using longwall extraction technology with development support from continuous miners. We extract met coal primarily from Alabama’s Blue Creek coal seam, which contains high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content.
The met coal from our Mines No. 4 and No. 7 is sold as a high quality LV and MV met coal. Mines No. 4 and No. 7 are located near Brookwood, Alabama, and are serviced by CSX railroad. A coal producer is typically responsible for transporting the coal from the mine to an export coal-loading facility. Exported coal is usually sold at the loading port, with the buyer responsible for further transportation from the port to their location. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile in Mobile, Alabama, where shipments are exported to our international customers via ocean vessels. Substantially all of our met coal sales consist of sales to international customers. We also own mineral rights for approximately 103.0 million additional metric tons of recoverable reserves at our Blue Creek Energy Mine located to the northwest of Mine No. 4, based on a reserve report prepared by Stantec. The related mineral leases form the core of the project to be operated by Warrior Met Coal BCE, LLC, an indirect subsidiary of the Company, which project contemplates the development of a new underground met coal mine that has an estimated life of greater than 30 years. We refer to the underground met coal mine related to this project as the “Blue Creek Energy Mine.”
Coal Preparation and Blending
Our met coal mines have preparation and blending facilities convenient to each mine. The met coal preparation and blending facilities receive, blend, process and ship met coal that is produced from the mines. Using these facilities, we are able to ensure a consistent quality and efficiently blend our met coal to meet our customers’ specifications.
Marketing, Sales and Customers
Met coal prices can differ substantially by region and are impacted by many factors, including the overall economy, demand for steel, location, market, quality and type of met coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel. Our operations’ high quality met coal is considered among the highest quality met coals in the world and is preferred as a base met coal in our customers’ blends. Our marketing strategy is to focus on international markets mostly in Europe and South America where we have a shipping time and distance advantage and where our met coal is in demand.
We focus on long-term customer relationships where we have a competitive advantage. We sell most of our met coal under fixed supply contracts primarily with indexed pricing terms and volume terms of one to three years. Some of our sales of met coal can, however, occur in the spot market as dictated by available supply and market demand. Our business is not substantially dependent on any contract, such as a contract to sell the major part of our products or other agreement to use a patent, formula, trade secret, process or trade name upon which our business depends to a material extent. For more information regarding our customers, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
We have an arrangement with Xcoal to serve as Xcoal’s strategic partner for exports of LV HCC. Xcoal has specialized marketing capabilities and deep technical expertise as the largest met coal marketer in the United States. Our arrangement with Xcoal is expected to expand the geographic reach of our customers through Xcoal’s global presence. Xcoal has 16 offices worldwide, including in Brussels, the UAE, Singapore, Beijing, Shanghai, Seoul, Mumbai, and Rio de Janeiro. We expect to be able to leverage Xcoal’s more than 30 year history selling coal to key European and Asian steel customers to further improve the selling prices of our met coal relative to the global Platts Index.
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
Competition
Substantially all of our met coal sales are exported. Our major competitors are businesses that sell into our core business areas of Europe and South America. We primarily compete with producers of premium met coal from Australia, Canada, Russia, Mozambique and the United States. The principal factors on which we compete are met coal prices at the port of delivery, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our met coal is significantly dependent on the general global economy and the worldwide demand for steel. Although there are significant challenges in the current economy, we believe that we have competitive strengths in our business areas that provide us with distinct advantages.
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
Environmental Responsibility and Sustainability
               The Company takes pride in its environmental record and strives to be an industry leader in environmental stewardship. As noted above, we are actively engaged in the EPA’s voluntary programs to reduce and report GHG emissions and to improve estimates of national GHG emissions. With regard to the Company’s water management efforts, we have a strong environmental compliance record with the EPA’s National Pollutant Discharge Elimination System (NPDES) program, which addresses water pollution by regulating point sources that discharge pollutants into the waters of the United States. We also monitor adjacent streams and groundwater wells quarterly in order to determine if these water supplies could potentially have been affected by mining operations. Waste water, or water used for mining or processing of coal, is stored in locations such as impoundment structures or clarifying or settling ponds. Additionally, the Company performs a minimum of at least one complete inspection of all tailing impoundments at intervals not to exceed seven calendar days as required by federal regulation, and all of the Company’s tailing impoundments are classified as “low-hazard” structures. We continue to improve our land reclamation efforts, which has yielded success across all of our sites and facilities. We received approval from Alabama Surface Mining Commission (ASMC) in 2018 for the final release of 667 reclaimed acres. Finally, the Company is highly proactive in planning all ongoing and future activities to minimize negative impacts to wildlife and their habitats by mining activities. All of the Company’s permit applications are reviewed by the regional U.S. Fish and Wildlife office for potential negative impacts to any protected species or habitat within the area.
               The Company has dedicated employees that oversee the Company’s efforts with respect to various environmental issues, including our efforts with respect to the programs discussed above. Through their efforts, as well as oversight by our senior management and board of directors, we continue to make significant progress in improving our environmental stewardship. The Environmental, Health & Safety Committee of the Company’s board is tasked with assessing the effectiveness of the Company’s environmental, health and safety policies, programs and initiatives, as well as reviewing and monitoring the Company’s compliance with applicable environmental, health and safety laws, rules and regulations. This committee receives quarterly reports from Company management, during which the committee reviews and discusses the Company’s various environmental, health and safety initiatives and any issues related to these areas.

The safety of our employees is a core value for us. Our health and safety policies and programs are the cornerstone of our operating philosophy and are integrated into all of our daily operations and activities. Our continued emphasis on enhancing our safety performance has resulted in total reportable incident rates at Mine No. 4 and Mine No. 7, based on Mine, Safety and Health Administration (“MSHA”) criteria, which are lower than the national total reportable incidence rate for all underground coal mines in the United States. This record reflects our effectiveness in protecting our employees. In 2018, the Company hired a new Vice President of Safety, who is responsible for developing and overseeing health and safety programs at the Company’s mines, and he regularly reports to the Environmental, Health & Safety Committee so that the Company’s board of directors is apprised of the Company’s safety-related efforts and challenges.
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
Permitting and Approvals
Numerous governmental permits and approvals are required for mining and natural gas operations. We are required to prepare and present to federal, state and local authorities data pertaining to the effect or impact that any proposed exploration project for production of coal or gas may have on the environment, the public and our employees. In addition, we must also submit a comprehensive plan for mining and reclamation upon the completion of mining operations. The requirements are costly and time-consuming and may delay commencement or continuation of exploration, production or expansion at our operations. Typically, we submit necessary mining permit applications several months, or even years, before we anticipate mining a new area.
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
Workers’ Compensation and Black Lung
We are insured for workers’ compensation benefits for work related injuries that occur within our operations. Workers’ compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the operating subsidiary or combined insurance industry data when historical data is limited. Beginning on June 1, 2018, the Company has a deductible policy where the Company is responsible for the first $0.5 million for each workers compensation related claim from any of our employees.
In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (together, the “Black Lung Benefits Act”), each as amended, and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung claims of any of our employees. Beginning on June 1, 2018, the Company has a deductible policy where the Company is responsible for the first $0.5 million for each black lung claim from any of our employees.
We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted certain collateral with Department of Labor as described below. Changes in the estimated claims to be paid or changes in the amount of collateral required by the Department of Labor may have a greater impact on our profitability and cash flows in the future.” Under the Black Lung Benefits Act, as amended, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors-Risks Related to Our Business-We are responsible for medical and disability benefits for black lung disease under federal law.
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
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced that they would no longer accept self-bonding to secure reclamation obligations under the state mining laws. This Policy Advisory may discourage authorized states from approving self-bonding arrangements and may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. Individually and collectively, these revised various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2018, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $44.4 million, and $2.1 million for miscellaneous purposes. Additionally, the Company had $0.8 million invested in certificate of deposits as financial assurance for post mining reclamation obligations.
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
In addition, in August 2015, the EPA announced three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen states as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. On February 9, 2016, the U.S. Supreme Court stayed the Clean Power Plan pending disposition of the legal challenges. In addition, on March 28, 2017, President Trump signed an executive order directing the EPA to review all three actions and, if appropriate, initiate a rulemaking to rescind or revise the rules consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. On October 16, 2017, the EPA published a proposed rule to repeal the Clean Power Plan and, on August 31, 2018 the EPA published a proposed replacement rule that would "reduce the compliance burden" of the Clean Power Plan. Also, on December 20, 2018, the EPA published a proposed rule to amend the standards for new, modified and reconstructed stationary power plants. If the Clean Power Plan is not repealed or modified by the EPA, and if it ultimately is retained in its current form, it could have a material adverse impact on the demand for thermal coal nationally. While the Clean Power Plan does not affect our marketing of met coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
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

 Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules may expand the scope of CWA jurisdiction, making more waters subject to the CWA’s permitting and other requirements in the case of discharges. The rules are subject to ongoing litigation and have been stayed in more than half the States, including Alabama. Also, on December 11, 2018, the EPA and the USACE released a proposed rule that would replace the 2015 rule, and significantly reduce the waters subject to federal regulation under the Clean Water Act. Such proposal is currently subject to public review and comment, after which additional legal challenges are anticipated. It remains unclear whether and how the rules will be implemented, what litigation may result, and whether changes proposed by the Trump Administration could further impact regulatory developments in this area.
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
On April 17, 2015, the EPA published its final power plant coal ash disposal rule. The rule regulates coal ash as a solid waste under Subtitle D of RCRA. The rule requires closure of sites that fail to meet prescribed engineering standards, requires regular inspections of impoundments, establishes limits on the location of new sites, and requires immediate remediation and closure of unlined ponds that are polluting ground water. However, the rule gives states flexibility on how to implement and enforce the rule and allows citizen suits to be filed against coal ash pond operators. The rule does not regulate closed coal ash impoundments unless located at active power plants. On July 30, 2018, the EPA published a final rule to revise the 2015 coal ash disposal rule, modifying certain performance standards and extending the compliance deadline for certain sites. Legal challenges are pending regarding these revisions. If the coal ash disposal rule is not modified to reduce the regulatory burdens, it likely will impose added costs for coal-fired power plants and may adversely affect the demand for coal.
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
Employees and Labor
As of December 31, 2018, we had 1,395 employees, of whom 983 were hourly employees and 412 were salaried employees, and of whom approximately 69% were covered by the UMWA CBA, which expires on March 31, 2021. We have not had any union-organized work stoppages since our inception. We believe that we have good relationships with our employees and with the unions representing our employees.
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
We also make available on our website (http://www.warriormetcoal.com) all of the documents (including any amendments thereto) that we file or furnish with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines

and the charters of our audit committee, compensation committee, nominating and corporate governance committee and environmental, health & safety committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office at 16243 Highway 216, Brookwood, Alabama 35444. Information contained on our website is not incorporated by reference into this Annual Report. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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
If met coal prices drop to or below levels experienced in 2015 and the first half of 2016 for a prolonged period or if there are further downturns in economic conditions, particularly in developing countries such as China and India, our business, financial condition or results of operations could be adversely affected. While we are focused on cost control and operational efficiencies, there can be no assurance that these actions, or any others we may take, will be sufficient in response to challenging economic and financial conditions. In addition, the current level of met coal prices may not be sustainable.
Our business may suffer as a result of a substantial or extended decline in met coal pricing or the failure of any recovery or stabilization of met coal prices to endure, as well as any substantial or extended decline in the demand for met coal and other factors beyond our control, which could negatively affect our operating results and cash flows.
Our profitability depends on the prices at which we sell our met coal, which are largely dependent on prevailing market prices. A substantial or extended decrease in met coal pricing or the failure of a price recovery or stabilization following such decrease will negatively affect our operating cash flows. We have experienced significant price fluctuations in our met coal business, and we expect that such fluctuations will continue. For example, in the first quarter of 2016, the Australian HCC Benchmark settlement price fell to $81 per metric ton, while in late 2016 spot market prices passed $300 per metric ton with a first quarter 2017 Australian HCC Benchmark settlement price of $285 per metric ton. More recently, the Platts Index price as of February 8, 2019 was $200.50. Demand for, and therefore the price of, met coal is driven by a variety of factors, including, but not limited to, the following:

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
We sell most of our met coal under fixed supply contracts primarily with indexed pricing terms that vary and volume terms of one to three years and are therefore exposed to commodity price risk on our sales.
Sales commitments in the met coal market are typically not long-term in nature and are generally no longer than one to three years in duration. Globally the market is evolving to shorter term pricing. Many of our met coal supply agreements are priced on the basis of a variety of indices, where prices are determined on or before shipment by averaging the leading spot indexes reported in the market. As a result, our sales are subject to fluctuations in market pricing and we are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. To limit this exposure, and where we can, we have, and will continue to, incorporate economic hardship clauses in our sales contracts. However, there can be no assurances we will be able to mitigate such conditions as they arise. Met coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future given the rapid increase of the last few years. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, results of operations, cash flows and ability to pay dividends to our stockholders.
The failure of our customers to honor or renew contracts could adversely affect our business.
A significant portion of the sales of our met coal is to customers with whom we have had a relationship for a long period of time. Typically, our customer contracts are for terms of one to three years or are evergreen with respect to contracted volumes. The success of our business depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If our customers do not honor contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance during specified events beyond the parties’ control and we are unable to replace the contract, our revenues will be materially and adversely affected. Changes in the met coal industry may cause some of our customers not to renew, extend or enter into new met coal supply agreements or to enter into agreements to purchase fewer metric tons of met coal or on different terms than in the past.
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
For the year ended December 31, 2018, we derived approximately 54.1% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our met coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing met coal from us, reduce the quantity of met coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our met coal due to market, economic or competitive conditions. If any of our major customers were to significantly reduce the quantities of met coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell met coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
Substantially all of our revenues are derived from the sale of met coal. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows.
We rely on the met coal production from our two active met coal mines for substantially all of our revenues. For the year ended December 31, 2018, revenues from the sale of met coal accounted for approximately 97.4% of our total revenues. As noted above, demand for met coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. When steel prices are lower, the prices that we charge steelmaking customers for our met coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to met coal.
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
We maintain insurance policies that provide limited coverage for some, but not all, potential risks and liabilities associated with our business. The insurance that we maintain may contain certain deductible amounts and cover risks and liabilities typical for a coal mining business including, but not limited to, property, general liability and business interruption. Although we maintain insurance for a number of risks and hazards, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our coal operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. Moreover, a significant mine accident could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the Asset Acquisition for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the Department of Labor requiring us to post $17.5 million in Treasury bills as collateral in addition to maintaining a black lung trust of $3.6 million that was acquired in the Asset Acquisition. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2018 were $26.8 million (net of the black lung trust). In future years, the Department of Labor could require us to increase the amount of the collateral which could negatively impact our cash flows.
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
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2018, 69% of our employees were represented by the UMWA. In connection with the Asset Acquisition, we negotiated a new initial CBA with the UMWA (the “UMWA CBA”), which was ratified by UMWA’s members on February 16, 2016 and has a five-year term. If we are unable to negotiate the renewal of the UMWA CBA before its expiration date, our operations and our profitability could be adversely affected. Future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.
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
We compete with other producers primarily on the basis of price, met coal quality, transportation costs and reliability of delivery. The consolidation of the global met coal industry over the last several years has contributed to increased competition among met coal producers and we cannot assure you that the result of current or further consolidation will not adversely affect us. In addition, some of our global competitors have significantly greater financial resources and/or a broader portfolio of coals than we do, and in recent periods a number of our competitors idled production in light of lower met coal prices in 2015 and the first half of 2016. The production that was idled by our competitors may restart, and in some instances has already restarted, and may affect domestic and foreign met coal supply into the seaborne market and associated prices and impact our ability to retain or attract met coal customers.
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
Substantially all of our met coal sales consist of sales to international customers and we expect that international sales will continue to account for a substantial portion of our revenue. A number of foreign countries in which we sell our met coal implicate additional risks and uncertainties due to the different economic, cultural and political environments. Such risks and uncertainties include, but are not limited to:

•	longer sales-cycles and time to collection;

•	tariffs and international trade barriers and export license requirements, including any that might result from the current global trade uncertainties;

•	fewer or less certain legal protections for contract rights;

•	different and changing legal and regulatory requirements;

•	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;

•	government currency controls;

•	fluctuations in foreign currency exchange and interest rates; and

•	political and economic instability, changes, hostilities and other disruptions, as well as unexpected changes in diplomatic and trade relationships.
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
In addition, access to international markets may be subject to ongoing interruptions and trade barriers due to policies and tariffs of individual countries, and the actions of certain interest groups to restrict the import or export of certain commodities. Although there are currently no significant trade barriers existing or impending of which we are aware that do, or could, materially affect our access to the markets in which we primarily do business and are substantially dependent, there can be no assurance that our access to these markets will not be restricted in the future or that the current global trade uncertainties will not result in the imposition of tariffs on the importation of met coal. Furthermore, an inability for U.S. met coal suppliers to access international markets would likely result in an oversupply of met coal in the domestic market, resulting in a decrease in prices.
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
Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, in response to a 2006 Supreme Court decision discussing the scope of CWA jurisdiction, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules may expand the scope of CWA jurisdiction, making more waters subject to the CWA's permitting and other requirements in the case of discharges. The rules are subject to ongoing litigation and have been stayed in more than half the States, including Alabama. Also, on December 11, 2018, the EPA and the USACE released a proposed rule that would replace the 2015 rule, and significantly reduce the waters subject to federal regulation under the Clean Water Act. Such proposal is currently subject to public review and comment, after which additional legal challenges are anticipated. It remains unclear whether and how the rules will be implemented, what litigation may result, and whether changes proposed by the Trump Administration could further impact regulatory developments in this area.
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
As of December 31, 2018, we had approximately $469.0 million of outstanding indebtedness (consisting of $475.0 million of Notes, net of $6.8 million in unamortized debt discount, net, and a $0.8 million promissory note), all of which are secured, and $120.4 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
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

•
expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the ABL Facility, are at variable rates of interest and are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement (as defined below).

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
As of December 31, 2018, we had approximately $469.0 million of total debt outstanding (consisting of $475.0 million of Notes, net of $6.8 million in unamortized debt discount, net, and a promissory note in the amount of $0.8 million). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2018, we had $120.4 million of availability under our ABL Facility. Although covenants under the indenture governing the Notes and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the indenture governing the Notes and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
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

A failure to comply with the covenants under the ABL Facility or any of our other future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders thereunder:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit;

•	could require us to apply all of our available cash to repay these borrowings; or

•	could effectively prevent us from making debt service payments on the Notes (due to a cash sweep feature).
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
Borrowings under our ABL Facility are at variable rates of interest and are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement (as defined below), and therefore expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.
We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or our deferred tax assets.
In connection with the Asset Acquisition consummated on March 31, 2016, we acquired deferred tax assets primarily associated with NOLs attributable to Walter Energy’s write-off of its investment in Walter Energy Canada Holdings, Inc. A valuation allowance was established on our opening balance sheet at April 1, 2016 because it was more likely than not that a portion of the acquired deferred tax assets would not be realized in the future. At December 31, 2017, we had a $312.5 million valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets. For 2017, we recorded a pre-tax profit of $416.5 million; however, we remained in a three-year cumulative loss position, had limited operating results as a new Company and given the industry's recent history of significant losses concluded as of December 31, 2017 that another year of significant profitability was needed to support a release of valuation allowance.
During 2018, we continued our trend of sustained profitability, recording a pre-tax profit of $471.0 million for the year. During the fourth quarter of 2018, after considering all relevant factors, we concluded that our deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing our net deferred tax assets, the significant relevant factors that we considered are: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) estimate of future HCC prices; (4) we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, we released our valuation allowance against our net deferred income tax assets, primarily resulting in the $225.8 million benefit in our provision for income taxes.
Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. At December 31, 2018, we had federal and state NOLs of approximately $1.1 billion and $1.2 billion, respectively. These NOLs and income tax credit carryforwards collectively represent a deferred tax asset of approximately $298.2 million.
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
While we do not believe an ownership change has occurred since April 1, 2016, because the rules under Section 382 are highly complex and actions of our stockholders which are beyond our control or knowledge could impact whether an ownership change has occurred, we cannot give you any assurance that another Section 382 ownership change has not occurred or will not occur in the future. As a result of our qualifying for the aforementioned exception, were we to have undergone a subsequent ownership change prior to April 1, 2018, our NOLs would effectively be reduced to zero. An ownership change after such date would severely limit our ability to utilize our NOLs and other tax attributes.
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
We may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets.
The value of our assets may be adversely affected by numerous uncertain factors, some of which are beyond our control, including unfavorable changes in the economic environments in which we operate, lower-than-expected coal pricing, technical and geological operating difficulties, an inability to economically extract our coal reserves and unanticipated increases in operating costs. These may cause us to fail to recover all or a portion of our investments in those assets and may trigger the recognition of impairment charges in the future, which could have a substantial impact on our results of operations.
Because of the volatile and cyclical nature of the U.S. and international coal markets, it is reasonably possible that our current estimates of projected future cash flows from our mining assets may change in the near term, which may result in the need for adjustments to the carrying value of our assets.
Changes in the method pursuant to which LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results.

The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Following the implementation of any reforms to LIBOR or the methods pursuant to which LIBOR rates are determined, or other benchmark rates that may be enacted in the United Kingdom or elsewhere, the manner of administration of such benchmarks may change, with the result that such benchmarks may perform differently than in the past, such benchmarks could be eliminated entirely, or there could be other consequences which cannot be predicted. If the Agent under our ABL Facility determines, or the lenders holding more than a majority of the outstanding loans and commitments under the ABL Facility notify the Agent, that (i) adequate and reasonable means do not exist for ascertaining LIBOR for any requested interest period, or (ii) the FCA or any governmental authority having jurisdiction over the Agent has made a public statement identifying a specific date after which LIBOR shall no longer be made available, or used for determining the interest rate of loans, then the Agent and Company may mutually agree to amend the ABL Facility to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (any such proposed rate, a “LIBOR Successor Rate”). We can give no assurance that we and the Agent will be able to agree on a LIBOR Successor Rate. If the Agent and the Company cannot mutually agree on a LIBOR Successor Rate, the obligation of the Lenders to make or maintain LIBOR loans shall be suspended and LIBOR loans incurred under the ABL Facility will be deemed to have converted to loans that bears interest based on the base rate.
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
Risks Related to the Ownership of our Common Stock
The market price of our common stock may fluctuate significantly and investors in our common stock could incur substantial losses.
The market price of our common stock could fluctuate significantly due to a number of factors, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating and financial results, including reserve estimates;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions or innovations;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	declaration of bankruptcy by any of our customers or competitors;

•	general economic conditions and overall market fluctuations, including changes in the price of met coal, steel or other commodities;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	the trading volume of our common stock;

•	sales of our common stock by us or Apollo Global Management LLC or its affiliates ("Apollo") or the perception that such sales may occur; and

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

We are subject to the requirements of Section 404 of the Sarbanes-Oxley Act. The ongoing costs related to developing and maintaining internal controls over financial reporting could be significant and our profitability, stock price, results of operations and financial condition could be materially adversely affected.
We are required to comply with the provisions of Section 404 of the Sarbanes-Oxley Act. Section 404 requires that we include management's assessment of our internal control over financial reporting in our annual reports. In addition, Section 404 requires that our independent registered public accounting firm attest to our internal controls in such annual report. During the course of our ongoing evaluation of internal control over financial reporting, we may identify areas requiring improvement, and we may have to design enhanced processes and controls to address issues identified through this review. We believe that the out-of-pocket costs, the diversion of management's attention from running the day-to-day operations and operational changes caused by the need to comply with the requirements of Section 404 of the Sarbanes-Oxley Act could be significant.
If we fail to comply with the requirements of Section 404, or if at any time we or our auditors identify and report any material weaknesses in internal control over financial reporting, the accuracy and timeliness of the filing of our annual and quarterly reports may be materially and adversely affected (which, in some cases, could result in a restatement of our financial statements) and could cause investors to lose confidence in the accuracy and completeness of our reported financial information, which could have a negative effect on the trading price of our common stock. In addition, a material weakness in the effectiveness of our internal control over financial reporting could result in an increased chance of fraud, reputational harm and the loss of customers, reduce our ability to obtain financing, subject us to investigations by the NYSE, the SEC or other regulatory authorities and require additional expenditures and management attention to address these matters, each of which could have a material adverse effect on our business, results of operations, financial condition and the trading price of our common stock.
The market price of our common stock could decline as a result of the sale or distribution of a large number of shares of our common stock in the market or the perception that a sale or distribution could occur. These factors also could make it more difficult for us to raise funds through future offerings of our common stock.
Sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could materially adversely affect the market price of our common stock. As of December 31, 2018, Apollo beneficially owned approximately 3,764,474 shares, or 7.3%, of our outstanding common stock. Apollo has no contractual obligation to retain any of our common stock. Subject to applicable securities laws, Apollo may sell any or all of our common stock that they beneficially own. Any disposition by Apollo of our common stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices for our common stock.
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
Apollo controls a significant percentage of our common stock, and its interests may conflict with those of our other stockholders.
As of December 31, 2018, investment funds managed, advised or sub-advised by Apollo, beneficially owned 7.3% of our outstanding common stock. As a result, Apollo may be able to exercise significant influence over matters requiring stockholder approval, including the election of directors, changes to our organizational documents and significant corporate transactions. Further, two individuals who serve as our directors are Partners of Apollo. The interests of Apollo and of our directors who are affiliates of Apollo with respect to matters potentially or actually involving or affecting us, such as future acquisitions, financings and other corporate opportunities, and attempts to acquire us, may conflict with the interests of our other stockholders, and the resolution of these conflicts may not always be in your best interest.
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
Under the 382 Transfer Restrictions that are contained in our certificate of incorporation, prior to the third anniversary of the IPO, our 4.99% stockholders will effectively be required to seek the approval of, or a determination by, our board of directors before they engage in certain transactions involving our common stock. Furthermore, we could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 4.99% stockholders without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 4.99% to become 4.99% stockholders, resulting in those stockholders’ having to either disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions or seek the approval of, or a determination by, our board of directors before they could engage in certain future transactions involving our common stock. For example, share repurchases could reduce the number of our common stock outstanding and result in a stockholder, that prior to the share repurchase held less than 4.99%, becoming a 4.99% stockholder even though it has not acquired any additional shares. If it is determined by our board of directors, we may seek to make such 4.99% stockholder disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions and be subject to additional requirements as determined by our board of directors in order to preserve our NOLs and other federal income tax attributes.
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
Subject to the limitations of applicable law, our certificate of incorporation, among other things:

•
permits us to enter into contracts and transactions in which one or more of our officers or directors may be a party to or may be financially or otherwise interested in so long as such contract or transaction is approved by our board of directors in accordance with the DGCL;

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

Apollo or its affiliates, or our non-employee directors, may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to Apollo and its affiliates, or our non-employee directors, could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.
Apollo has resources greater than ours, which may make it more difficult for us to compete with Apollo with respect to commercial activities as well as for potential acquisitions. We cannot assure you that any conflicts that may arise between us and our stockholders, on the one hand, and Apollo, on the other hand will be resolved in our favor. As a result, competition from Apollo, and its affiliates could adversely impact our results of operations.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following map shows the major locations of our mining operations.

Blue Creek Energy
ALABAMA
4 North Portal
Jefferson
Tuscaloosa
Mine No. 7
East Portal
7 North Portal
Mine No. 4 & Prep. Plant
Barge Loading Facility
Mine No. 7 & Prep. Plant
Central Shop & Central Supply
Training Center
Mine No. 5 Prep. Plant
Central Lab
Central Mining Office
Huntsville
Birmingham
Montgomery
Mobile
Interstate Highways
US Highways
0
50 KM
50 Miles

Our administrative headquarters and production facilities as of December 31, 2018 were as follows:

		Land Acreage		Building Square Footage
Business Unit/Location (State/County/Town)	Principal Operations	Leased	Owned	Leased	Owned
Warrior Met Coal Mining, LLC
Alabama/Tuscaloosa/Brookwood	Administrative headquarters & mine support facilities	-	-	-	676,631
Alabama/Jefferson & Tuscaloosa/Adger & Brookwood	Coal mines, mine support facilities, land holdings & barge loadout	20,898	46,982	-	-
Alabama/Mobile/Mobile	Administrative headquarters, mine support facilities & real estate	-	-	1,471	-
Warrior Met Coal BCE, LLC
Alabama/Tuscaloosa/Whitson	Coal mines & land holdings	26,194	1,930	-	2,360
Warrior Met Coal Gas, LLC
Alabama/Tuscaloosa/Tuscaloosa	Administrative headquarters & mine support facilities	10	28	-	15,425
Alabama/Tuscaloosa & Fayette /Various	Natural gas fields-developed	88,951	-	-	-
Warrior Met Coal Land, LLC
Alabama/Various/Various	Real estate	-	21,068	400	12,430
Alabama/Various/Various	Real estate-mineral interest only	-	170,061	-	-
Warrior Met Coal TRI, LLC
Alabama/Tuscaloosa/ Brookwood	Real estate	-	188	-	3,460
Warrior Met Coal LA, LLC
Louisiana/Terrebonne/Houma	Real estate	-	1,304	-	-
Warrior Met Coal WV, LLC
West Virginia/Various/Various	Real estate	-	2,510	-	-
West Virginia/Various/Various	Real estate-mineral interest only	-	3,740	-	-
Estimated Recoverable Coal Reserves
The estimates of our proven and probable reserves as of December 31, 2018 included in this Annual Report (i) for our Mine No. 4 and Mine No. 7 were prepared by Marshall Miller, (ii) for our Blue Creek Energy Mine were prepared by Stantec, and (iii) for our other mining properties described in this Annual Report were prepared by McGehee Engineering Corp. ("McGehee"). Within Marshall Miller, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Mine No. 4 and Mine No. 7 is K. Scott Keim. Within Stantec, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Blue Creek Energy Mine is Kevin Whipkey. Within McGehee, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our mining properties owned by Warrior Met Coal TRI, LLC and Warrior Met Coal Land, LLC is Sanford M. Hendon.
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

As of December 31, 2018, we had estimated reserves totaling 222.1 million metric tons, of which 115.1 million metric tons, or 51.8%, were “assigned” recoverable reserves that were either being mined, were controlled and accessible from a then active mine, or located at idled facilities where limited capital expenditures would be required to initiate operations when conditions warrant. The remaining 106.9 million metric tons were classified as “unassigned,” representing coal at currently non-producing locations that we anticipate mining in the future, but which would require significant additional development capital before operations could begin. Our estimated reserves have increased as compared to December 31, 2017, primarily due to updated mine plans and the acquisition or identification of additional mineral interests offset partially by production.
Our reserve estimates are predicated on engineering, economic, and geological data assembled and analyzed by internal engineers, geologists and finance associates, as well as third-party consultants. We update our reserve estimates annually to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties.

The following table provides the location and coal reserves associated with each mine or potential mine as of December 31, 2018:

As of December 31, 2018
(in thousands of metric tons)(1)

					Recoverable Reserves(2)			Reserve Control(5)
Location/Mine	Type(7)	Status of Operation(6)	Coal Bed	Assigned/ Unassigned(4)	Reserves(2)	Proven(3)	Probable(3)	Owned	Leased
Alabama:
Warrior Met Coal Mining, LLC
No. 4	U	Production	Blue Creek/Mary Lee	Assigned	43,191	43,176	15	—	43,191
No. 7	U	Production	Blue Creek/Mary Lee	Assigned	65,084	46,257	18,827	426	64,658
Warrior Met Coal BCE, LLC
Blue Creek Energy Mine	U	Exploration	Mary Lee	Unassigned	103,042	64,309	38,733	2,624	100,418
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing(8)	S	Idled	Brookwood	Assigned	2,803	2,803	—	2,803	—
Warrior Met Coal Land, LLC
Beltona East	S	Development	Black Creek	Unassigned	1,013	1,013	—	1,013	—
Bull Gap Mine	S	Development		Unassigned	624	624	—	624	—
Carter West	S	Development		Unassigned	8	8	—	8	—
Howton	S	Idled	Brookwood	Unassigned	271	271	—	271	—
Kimberly	S	Development	Black Creek	Assigned	128	128	—	128	—
Morris(8)	S	Production	Mary Lee	Assigned	3,796	3,796	—	3,796	—
Searles 8 & 10(8)	S	Production	Brookwood	Assigned	259	259	—	259	—
Searles BW-UG	U	Exploration		Unassigned	1,856	1,856	—	1,856	—

Total Alabama					222,075	164,500	57,575	13,808	208,267

Total Warrior Met Coal					222,075	164,500	57,575	13,808	208,267

(1)	1 metric ton is equivalent to 1.102311 short tons.

(2)
Reserves are that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. Recoverable reserve estimates incorporate losses for dilution and mining recovery based upon a 95% longwall recovery, 35% to 40% continuous miner recovery and a 95% preparation plant efficiency. The ranges of met coal sales prices used to assess our reserves were $103 and $93 per metric ton (which represents a 3-year average between 2014 and 2016) at Mine No. 4 and Mine No. 7, respectively, and $117 per metric ton at Blue Creek Energy Mine. We believe that the ranges of met coal sales prices used to assess our reserves exclude favorable changes in met coal prices since such time. For example, our average net selling price per metric ton realized for Mine No. 4 and Mine No. 7 for the year ended December 31, 2018 was $193.72 per metric ton and at the time of the Blue Creek Energy Mine reserve study was $195 per metric ton. Our mineral reserves were also assessed using a historical three year average met coal sales price to determine the reserves were economical. Mine No. 4 and Mine No. 7 proven reserves were estimated within a 3/4 mile radius from point of measurement with thickness and representative coal quality and probable reserves were estimated within a 3/4 mile radius from a point of measurement with thickness but no representative coal quality. Mine No. 4 and Mine No. 7 mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent which represents the margin of error of a standard final feasibility study. The Blue Creek Energy Mine and our surface mines proven reserves were estimated within a 3/4 mile radius from point of measurement. The Blue Creek Energy Mine mineral reserves were estimated within an accuracy threshold of plus or minus 25 percent which represents the margin of error of a standard pre-feasibility study. The Blue Creek Energy Mine is an adjacent property to our existing operating Mines No. 7 and No. 4 and could allow for either a continuation of current production levels or allow for additional tons to be brought to market. This property has similar mining conditions, measured geology and the ability to utilize equipment and infrastructure from our current operations.

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

(6)
The “Status of Operation” for each mine is classified as follows: Exploration-mines where exploration has been conducted sufficient to define recoverable reserves, but the mine is not yet in development or production stage; Development-an established commercially minable deposit (reserves) is being prepared for extraction but that is not yet in production; Production-the mine is actively operating; Idled -previously active mines that have been idled until such time as reinitiating operations are considered feasible. If conditions warrant, the mines could be re-opened with less capital investment than would be required to develop a new mine.

(7)	Type of Mine: U = Underground; S = Surface

(8)	Reserve is leased to a third party, royalty is collected by us from the third party and we have first right of refusal to purchase mined product if we elect to exercise the right.
The following table provides a summary of the quality of our reserves as of December 31, 2018:
Estimated Recoverable Coal Reserves (Continued)
As of December 31, 2018
(in thousands of metric tons)(1)

			Quality			Average Coal Seam Thickness	Date Mine:
Location/Mine	Reserves	Type(2)	% Ash	% Sulfur	BTU/lb.	(in Feet)	Acquired/ Opened	Ceased/ Idled
Alabama:
Warrior Met Coal Mining, LLC
No. 4 (3)	43,191	LVM/MVM	9.99	0.76	N/A	6.50	1976	N/A
No. 7	65,084	LVM	8.79	0.62	N/A	5.40	1978	N/A
Warrior Met Coal BCE, LLC
Blue Creek Energy Mine	103,042	HVM	9.10	0.70	N/A	5.20	N/A	N/A
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,803	M/T	11.04	1.21	12,609	9.93	2011	2013
Warrior Met Coal Land, LLC
Beltona East	1,013	M/T	7.79	2.58	14,162	4.88	N/A	N/A
Bull Gap Mine	624	M/T	3.46	1.35	13,278	4.98	N/A	N/A
Carter West	8	M/T	6.57	1.58	13,937	1.10	N/A	N/A
Howton	271	M/T	12.80	1.27	12,619	7.52	2006	2009
Kimberly	128	M/T	6.47	2.32	13,748	5.58	N/A	N/A
Morris	3,796	T	20.43	1.19	11,264	5.23	2014	N/A
Searles 8	259	M/T	12.13	1.30	12,523	7.86	2013	N/A
Searles BW-UG	1,856	T	15.89	0.95	11,857	3.46	N/A	N/A

Total Alabama	222,075

Total Warrior Met Coal	222,075

(1)	1 metric ton is equivalent to 1.102311 short tons.

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

The following table provides a summary of information regarding our mining operations as of December 31, 2018:

				Transportation		Preparation Plant
Location/Mine	Reserves (thousands of metric tons)(1)	Type(2)	Mining Equipment(3)	Rail	Other(4)	Capacity (metric tons per hr)	Utilization %	Source of Power(5)
Alabama:
Warrior Met Coal Mining, LLC
No. 4	43,191	U	LW,CM	CSX	T,B	1,180	80%	ALPCO
No. 5*	N/A	N/A	N/A	N/A	N/A	907	89%	ALPCO
No. 7	65,084	U	LW,CM	CSX	T,B	1,270	87%	ALPCO
Warrior Met Coal BCE, LLC
Blue Creek Energy Mine	103,042	U	In exploration or development
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,803	S	S,T	N/A	T,B	N/A	N/A	ALPCO
Warrior Met Coal Land, LLC
Beltona East	1,013	S	In exploration or development
Bull Gap Mine	624	S	In exploration or development
Carter West	8	S	In exploration or development
Howton	271	S	S,T	N/A	T	N/A	N/A	ALPCO
Kimberly	128	S	In exploration or development
Morris	3,796	S	S,T	N/A	T	N/A	N/A	ALPCO
Searles 8	259	S	S,T	N/A	T	N/A	N/A	ALPCO
Searles BW-UG	1,856	U	In exploration or development

Total Alabama	222,075

Total Warrior Met Coal	222,075

(1)	1 metric ton is equivalent to 1.102311 short tons.

(2)	Type of Mine: S = Surface; U = Underground

(3)	Mining Equipment: D = Dragline; S = Shovel/Excavator/Loader; T = Trucks; LW = Longwall; CM = Continuous Miner; H=Highwall Miner

(4)	Transportation: Other T = Trucks; B = Barge Loadout availability

(5)	Source of Power: ALPCO = Alabama Power Company

*	Represents a preparation plant

The following table provides the production (in thousands) and average coal selling price per metric ton for our operating mines for each of the three years ended December 31, 2018, 2017 and 2016:

	Production(1) / Average Coal Selling Price Per Metric Ton
Location/Mine	2018		2017		2016
Alabama:
Warrior Met Coal Mining, LLC
No. 4	1,939	$182.20	1,678	$188.68	312	$138.00
No. 7	5,078	$198.06	4,413	$190.40	2,783	$103.00

Total Alabama	7,017		6,091		3,095

(1)	There were no purchases of coal from third parties during the periods presented. All metric tons produced were on leased property.

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

Capital Allocation

On May 17, 2017, our board of directors adopted a policy (the “Capital Allocation Policy”) of paying a quarterly cash dividend of $0.05 per share. The Capital Allocation Policy states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, our board of directors may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of our board of directors and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. We will also seek to optimize our capital structure to improve returns to stockholders while allowing flexibility for us to pursue very selective strategic growth opportunities that can provide compelling stockholder returns. Our ability to pay dividends on our common stock is limited by covenants in the ABL Facility and the indenture governing the Notes and may be further restricted by the terms of any future debt or preferred securities. See “Part I, Item 1A. Risk Factors—Risks Related to the Ownership of our Common Stock—Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes, and will be at the sole discretion of our board of directors and will also depend on many factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation—Liquidity and Capital Resources—ABL Facility” and “—Senior Secured Notes.”

Holders

As of February 15, 2019, we had approximately 405 holders of record of our common stock.

Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2018:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	248,947(2)	$—	5,657,450
2016 Equity Incentive Plan	43,580(3)	$—	— (4)
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.
(2) The number of securities to be issued under our 2017 Equity Incentive Plan represents 191,525 unvested restricted stock units and 57,422 shares of common stock issuable upon settlement of vested restricted stock unit awards.
(3) The number of securities to be issued under our 2016 Equity Incentive Plan represents 43,580 shares of common stock issuable upon settlement of a vested phantom unit award.
(4) While our 2016 Equity Incentive Plan remains in effect with respect to awards granted prior to the effectiveness of our 2017 Equity Incentive Plan, no further awards will be granted under the 2016 Equity Plan.

Stock Repurchases
The following table sets forth share repurchases of our common stock made during the quarter ended December 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
October 1, 2018 - October 31, 2018
Share Repurchase Program	—	$—	—	$27,900,000
Employee Transactions (1)	—	$—	—
November 1, 2018 - November 30, 2018
Share Repurchase Program	203,247	$22.24	203,247	$23,379,739
Employee Transactions (1)	—	$—	—
December 1, 2018 - December 31, 2018
Share Repurchase Program	929,953	$23.02	929,953	$1,969,823
Employee Transactions (1)	342	$23.56	—
Total	1,133,542		1,133,200
__________

(1)
These shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain restricted stock awards granted under the 2016 Equity Incentive Plan. Upon acquisition, these shares were retired.

(2)	On May 2, 2018, the Board approved a Stock Repurchase Program that authorizes repurchases of up to an aggregate of $40.0 million of our outstanding common stock. The Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date.
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
The following graph shows a comparison from April 13, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2018 of the cumulative total return for our common stock, the Russell 3000 Stock Index and the Dow Jones U.S. Coal Index. The graph assumes that $100 was invested on April 13, 2017 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Historical Financial Data
The following tables set forth our selected historical financial data as of and for each of the periods indicated. The selected consolidated historical financial data as of December 31, 2018 and 2017, for the year ended December 31, 2018, the year ended December 31, 2017, and for the nine months ended December 31, 2016 is derived from the audited consolidated financial statements of the Successor included elsewhere in this Annual Report. The selected combined historical financial data for the three months ended March 31, 2016 is derived from the audited combined financial statements of our Predecessor included elsewhere in this Annual Report. The term “Successor” refers to (1) Warrior Met Coal, LLC and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion and (2) Warrior Met Coal, Inc. and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. The term “Predecessor” refers to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy in the Asset Acquisition on March 31, 2016. The Predecessor periods included in this Annual Report begin as of January 1, 2016 and end as of March 31, 2016.
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

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
Statements of Operations Data :	(in thousands except per share data)
Revenues:
Sales	$1,342,683	$1,124,645	$276,560	$65,154
Other revenues	35,324	44,447	21,074	6,229
Total revenues	1,378,007	1,169,092	297,634	71,383
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	716,645	592,530	244,723	72,297
Cost of other revenues (exclusive of items shown separately below)	10,172	28,422	19,367	4,698
Depreciation and depletion	97,209	75,413	47,413	28,958
Selling, general and administrative	36,626	36,453	20,507	9,008
Other postretirement benefits	—	—	—	6,160
Restructuring costs	—	—	—	3,418
Transaction and other costs	9,068	12,873	13,568	—
Total costs and expenses	869,720	745,691	345,578	124,539
Operating income (loss)	508,287	423,401	(47,944)	(53,156)
Interest expense, net	(37,314)	(6,947)	(1,711)	(16,562)
Reorganization items, net	—	—	—	7,920
Income (loss) before income taxes	470,973	416,454	(49,655)	(61,798)
Income tax (benefit) expense (1)	(225,814)	(38,592)	18	18
Net income (loss)	$696,787	$455,046	$(49,673)	$(61,816)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$13.19	$8.62
Weighted average number of shares outstanding—basic	52,812	52,800
Weighted average number of shares outstanding— diluted	52,918	53,027
Dividends per share:	$6.73	$14.92

Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$559,396	$434,512	$(9,187)	$(40,698)
Investing activities	$(107,629)	$(92,625)	$(30,884)	$(5,422)
Financing activities	$(281,626)	$(458,279)	$192,727	$(6,240)

	Successor
	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$205,577	$35,470	$150,045
Working capital(2)	$345,497	$163,614	$228,986
Mineral interests, net	$120,427	$130,004	$143,231
Property, plant and equipment, net	$540,315	$536,745	$496,959
Total assets	$1,395,040	$993,315	$947,631
Long-term debt	$468,231	$342,948	$3,725
Total liabilities	$682,428	$580,292	$194,664
Total stockholders’ equity	$712,612	$413,023	$752,967
__________________
(2) Working capital consists of current assets less current liabilities, excluding current portion of long-term debt.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2018 and December 31, 2017, the nine months ended December 31, 2016, and the three months ended March 31, 2016 (Predecessor). You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a large scale, low cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama. As of December 31, 2018, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 108.3 million metric tons of recoverable reserves and our undeveloped Blue Creek Energy Mine contained 103.0 million metric tons of recoverable reserves. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Index. Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to MV. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
As part of the Asset Acquisition, we incurred transaction costs related to professional fees in the amount of $10.5 million for the nine months ended December 31, 2016, which is recorded in transaction and other costs on the Statement of Operations.
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

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
(in thousands)
Segment Adjusted EBITDA	$626,038	$532,115	$31,837	$(7,143)
Metric tons sold	6,931	5,921	2,391	777
Metric tons produced	7,017	6,091	2,294	801
Gross price realization (1)	97%	96%	92%	104%
Average net selling price per metric ton	$193.72	$189.94	$115.67	$83.85
Cash cost of sales per metric ton	$103.35	$99.86	$82.84	$69.74
Adjusted EBITDA	$601,027	$517,702	$50,089	$(9,048)
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Platts Index, the Australian LV Index, or the Australian HCC Benchmark depending on the time period. The gross price realization for the year ended December 31, 2018 is based on a volume weighted-average Platts Index price, the year December 31, 2017 is based on a volume weighted average of the three-month average of the Platts Index, the Steel Index ("TSI") premium coking coal index and the Argus Index on a one month lag during each quarter (the "Australian LV Index"), and for the nine months ended December 31, 2016 and the three months ended March 31, 2016 is based on a volume weighted average Australian HCC Benchmark.
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
Sales Volumes, Gross Price Realization and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our coal sales contracts, for which prices generally are set on daily index averages or a quarterly basis. The volume of coal we sell is also a function of the pricing environment in the international met coal markets and the amounts of LV and MV coal that we sell. We evaluate the price we receive for our coal on two primary metrics: first, our gross price realization and second, our average net selling price per metric ton.
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

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
(in thousands)
Cost of sales	$716,645	$592,530	$244,723	$72,297
Asset retirement obligation accretion and valuation adjustment	875	(621)	(998)	(93)
Stock compensation expense	(1,214)	(667)	—	—
Mine No. 4 idle costs (1)	—	—	(8,726)	(10,173)
VEBA contribution (2)	—	—	(25,000)	—
Other (operating overhead, etc.)	—	—	(11,924)	(7,843)
Cash cost of sales	$716,306	$591,242	$198,075	$54,188

(1)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

(2)
We entered into a new initial CBA with the UMWA pursuant to which we agreed to contribute $25.0 million to a Voluntary Employees' Beneficiary Association (“VEBA”) trust formed and administered by the UMWA.

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and depletion, net reorganization items, restructuring costs, transaction and other costs, Mine No. 4 idle costs, VEBA contributions, non-cash stock compensation expense and non-cash asset retirement obligation accretion. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
(in thousands)
Net income (loss)	$696,787	$455,046	$(49,673)	$(61,816)
Interest expense, net	37,314	6,947	1,711	16,562
Income tax expense (benefit)	(225,814)	(38,592)	18	18
Depreciation and depletion	97,209	75,413	47,413	28,958
Asset retirement obligation accretion and valuation adjustment (1)	(19,942)	1,834	2,817	1,169
Stock compensation expense (2)	6,405	4,181	509	390
Transaction and other costs (3)	9,068	12,873	13,568	—
Reorganization items, net (4)	—	—	—	(7,920)
Restructuring costs (5)	—	—	—	3,418
Mine No. 4 idle costs (6)	—	—	8,726	10,173
VEBA contribution (7)	—	—	25,000	—
Adjusted EBITDA	$601,027	$517,702	$50,089	$(9,048)

(1)	Represents non-cash accretion expense and valuation adjustment associated with our asset retirement obligations (see Note 9 to our consolidated financial statements).

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)
Represents non-recurring costs incurred by the Company in connection with the offering of the Notes (as defined in Note 16 to our consolidated financial statements), the Secondary Equity Offerings (as defined in Note 19), our IPO (as defined in Note 1) and the Asset Acquisition (as defined in Note 3).

(4)	Represents expenses and income directly associated with the Predecessor’s Chapter 11 Cases (as defined in Note 1 and Note 11 to our consolidated financial statements).

(5)	Represents cost and expenses in connection with workforce reductions at Mine No. 4 and Mine No. 7 and corporate headquarters. (see Note 12 to our consolidated financial statements)

(6)	Represents idle costs incurred, such as electricity, insurance and maintenance labor. This mine was idled in early 2016 and restarted in August 2016.

(7)	We entered into a new initial CBA with the UMWA pursuant to which we agreed to contribute $25.0 million to a VEBA trust formed and administered by the UMWA.
Results of Operations
The results of operations, cash flows and financial condition for the Predecessor and Successor periods reflect different bases of accounting due to the impact of the Asset Acquisition on the financial statements. To aid the reader in understanding the results of operations of each of these distinctive periods, we have provided the following discussion of our historical results for the years ended December 31, 2018 and 2017, the nine months ended December 31, 2016, and the three months ended March 31, 2016 (Predecessor). Due to these periods not being comparable, each period is discussed below on a standalone basis.

Year Ended December 31, 2018 and 2017
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended December 31, 2018 and 2017.

	Successor
	For the year ended December 31,	% of Total Revenues	For the year ended December 31,	% of Total Revenues
(in thousands)	2018		2017
Revenues:
Sales	$1,342,683	97.4%	1,124,645	96.2%
Other revenues	35,324	2.6%	44,447	3.8%
Total revenues	1,378,007	100.0%	1,169,092	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	716,645	52.0%	592,530	50.7%
Cost of other revenues (exclusive of items shown separately below)	10,172	0.7%	28,422	2.4%
Depreciation and depletion	97,209	7.1%	75,413	6.5%
Selling, general and administrative	36,626	2.7%	36,453	3.1%
Transaction and other costs	9,068	0.7%	12,873	1.1%
Total costs and expenses	869,720	63.1%	745,691	63.8%
Operating income	508,287	36.9%	423,401	36.2%
Interest expense, net	(37,314)	(2.7)%	(6,947)	(0.6)%
Income before income tax benefit	470,973	34.2%	416,454	35.6%
Income tax benefit	(225,814)	(16.4)%	(38,592)	(3.3)%
Net income	$696,787	50.6%	455,046	38.9%
Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2018 and 2017 were as follows:

	Successor
	For the year ended December 31,	For the year ended December 31,
	2018	2017
Met Coal (metric tons in thousands)
Metric tons sold	6,931	5,921
Metric tons produced	7,017	6,091
Gross price realization (1)	97%	96%
Average net selling price per metric ton	$193.72	$189.94
Cash cost of sales per metric ton	$103.35	$99.86
(1) For the year ended December 31, 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price. For the year ended December 31, 2017, our gross price realization represents a volume weighted-average calculation of our realized price per ton based on gross sales as a percentage of the Australian LV Index.
Sales were $1.3 billion for the year ended December 31, 2018, compared to $1.1 billion for the year ended December 31, 2017. The $218.0 million increase in revenues was primarily driven by a $191.8 million increase in revenue due to a 1.0 million metric ton increase in met coal sales volume combined with a $26.2 million increase in revenue related to a $3.78 increase in the average selling price per metric ton of met coal.

Other revenues for the year ended December 31, 2018 were $35.3 million compared to $44.4 million for the year ended December 31, 2017. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $9.1 million decrease in other revenues is primarily due to a realized loss of $1.8 million on our natural gas swap contracts for the year ended December 31, 2018 combined with a realized gain of $5.4 million on our natural gas swap contracts for the year ended December 31, 2017.
Cost of sales (exclusive of items shown separately below) was $716.6 million, or 52.0% of total revenues for the year ended December 31, 2018, compared to $592.5 million, or 50.7% of total revenues for the year ended December 31, 2017. The $124.1 million increase in cost of sales was primarily driven by $100.9 million increase due to a 1.0 million metric ton increase in met coal sales volumes coupled with a $24.2 million increase due to a $3.49 increase in the average cash cost of sales per metric ton primarily due to higher spending associated with the increased sales volume.
Cost of other revenues was $10.2 million for the year ended December 31, 2018, compared to $28.4 million for the year ended December 31, 2017. The $18.3 million decrease is primarily due to a $21.5 million decrease in our asset retirement obligations attributable to the net impact of changes in current estimates of the costs and scope of remaining reclamation work, changes in discount rates and fluctuations in projected mine life estimates.
Depreciation and depletion was $97.2 million, or 7.1% of total revenues, for the year ended December 31, 2018, compared to $75.4 million, or 6.5% of total revenues for the year ended December 31, 2017. The $21.8 million increase was driven primarily by an increase in capital expenditures combined with an increase in depletion due to an increase in metric tons produced combined with $4.0 million of accelerated depreciation recorded in the current year on equipment beyond its economic repair.
Selling, general and administrative expenses were $36.6 million, or 2.7% of total revenues, for the year ended December 31, 2018, compared to $36.5 million, or 3.1% of total revenues for the year ended December 31, 2017. The $0.2 million increase is driven primarily by an increase in employee bonuses based on our performance through the year end December 31, 2018.
Transaction and other costs were $9.1 million, or 0.7% of total revenues, for the year ended December 31, 2018, which was comprised primarily of professional fees incurred in connection with the issuance of the New Notes and the Secondary Equity Offerings (as defined in Notes 16 and 19 to our consolidated financial statements). Transaction and other costs were $12.9 million, or 1.1% for the year ended December 31, 2017 which was comprised primarily of professional fees incurred in connection with our IPO and with the issuance of the Existing Notes (as defined in Note 16 to the consolidated financial statements).
Interest expense, net was $37.3 million, or 2.7% of total revenues, for the year ended December 31, 2018, compared to $6.9 million, or 0.6% of total revenues, for the year ended December 31, 2017. The $30.4 million increase was primarily driven by $36.3 million of additional interest expense on the Notes due to the issuance of $125.0 million in aggregate principal amount on March 1, 2018 and the issuance of $350.0 million aggregate principal amount on November 2, 2017.
Income tax benefit for the year ended December 31, 2018 was $225.8 million or an effective tax rate of (47.9)% compared to an income tax benefit of $38.6 million or an effective tax rate of (9.27)% for the year ended December 31, 2017.
During the fourth quarter of 2018, we concluded that our deferred income tax assets are more likely than not to be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and our continued strong financial performance which contributed to a cumulative three-year income position. Accordingly, at December 31, 2018, we released all of our valuation allowance against our deferred income tax assets. The release of the valuation allowance primarily resulted in a net income tax benefit of $225.8 million that was recorded in income tax benefit (expense) in our Consolidated Statement of Operations. Beginning in 2019, we expect to record income tax expense with an effective tax rate of 23%-25%. At December 31, 2018, we had $1.1 billion of U.S. federal pre-tax net operating loss carryforwards. Accordingly, we believe we will not pay any cash federal income taxes during the next several years. Our U.S. federal pre-tax net operating loss carryforwards do not begin to expire until 2034. See Note 8 of the Notes to the Consolidated Financial Statements for more information.
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, limiting the deduction for interest expense, limiting the use of net operating losses generated on or after January 1, 2018 to offset taxable income and repealing the corporate AMT and triggering refunding provisions for existing AMT credits. In the fourth quarter of 2017, we recorded an income tax benefit of approximately $1.7 million due to the remeasurement of the deferred tax liability associated with the indefinitely lived asset that will now reverse at the new 21% rate.
On January 14, 2019, the IRS issued a statement that AMT refunds for taxable years beginning after December 31, 2017 will not be subject to sequestration which reversed an earlier IRS announcement that refundable AMT credits would be subject to sequestration. As a result, we completed our accounting for the income tax effects of the Tax Cuts and Jobs Act and recorded a measurement period adjustment recognizing an income tax receivable and related income tax benefit of $2.8 million. As of December 31, 2018, we have a current income tax receivable of $21.6 million and a non-current income tax receivable of $21.3 million which represents our total AMT credits expected to be received in 2019 to 2022.

On March 31, 2016, we experienced an ownership change for purposes of Section 382 of the Code. As a result of such ownership change, absent an applicable exception to such rules, an annual limitation under Section 382 would apply for federal and certain state income tax purposes with respect to the utilization of NOLs. In 2017, we had requested a private letter ruling (“PLR”) from the IRS to clarify certain matters, that if ruled favorably on by the IRS, would allow us to qualify for an exception to the aforementioned rules limiting its utilization of its NOLs. On September 18, 2017, the IRS issued to us a favorable PLR. Prior to the issuance of the PLR, we operated and prepared our financial statements based on an assumption that an annual limitation on the utilization of the NOLs existed. Based on the receipt of the favorable PLR, we now believe that we qualify for an exception to such NOL limitation rules and as such, no annual Code Section 382 limitation to the utilization of our federal NOLs applies. As a result of qualifying for such exception and due to the reduction in the corporate income tax rate, our federal and state NOLs were revised downward to approximately $1.9 billion and $2.0 billion, respectively, as of December 31, 2016. If we were to undergo a subsequent ownership change our NOLs and other tax attributes could be subject to severe limitations. See "Part I, Item 1A. Risk Factors - We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets" for additional discussion of this risk.
Nine Months Ended December 31, 2016
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the nine months ended December 31, 2016.

	Successor
(in thousands)	For the nine months ended December 31, 2016	% of Total Revenues
Revenues:
Sales	$276,560	92.9%
Other revenues	21,074	7.1%
Total revenues	297,634	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	244,723	82.2%
Cost of other revenues (exclusive of items shown separately below)	19,367	6.5%
Depreciation and depletion	47,413	15.9%
Selling, general and administrative	20,507	6.9%
Transaction and other costs	13,568	4.6%
Total costs and expenses	345,578	116.1%
Operating loss	(47,944)	(16.1)%
Interest expense, net	(1,711)	(0.6)%
Loss before income taxes	(49,655)	(16.7)%
Income tax expense	18	—
Net loss	$(49,637)	(16.7)%

Sales, production and cost of sales components on a per unit basis for the nine months ended December 31, 2016 were as follows:

Successor
For the nine months ended December 31, 2016
Met Coal (metric tons in thousands)
Metric tons sold	2,391
Metric tons produced	2,294
Gross price realization (1)	92%
Average net selling price per metric ton	$115.67
Cash cost of sales per metric ton	$82.84
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Australian HCC Benchmark price. The gross price realization for the year ended December 31, 2016 is based on a volume weighted average Australian HCC Benchmark price as the Australian HCC Benchmark price was only set quarterly.
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
Cost of sales (exclusive of items shown separately below), was $244.72 million, or 82.2% of total revenues, and was primarily comprised of met coal sales of 2.4 million metric tons at an average cash cost of sales of $82.84 per metric ton. Our cash cost of sales was negatively impacted by the previously mentioned roof instability issues at Mine No. 7, carrying costs of $8.7 million for the idled Mine No. 4, the $25.0 million VEBA contribution and an increase in royalty expense due to an increase in our realized sales price.
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
Interest expense, net of $1.7 million, or 0.6% of total revenues, is comprised of interest on our security agreement and promissory note, and amortization of our ABL Facility origination fees.

Three Months Ended March 31, 2016 (Predecessor)
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended March 31, 2016 (Predecessor).

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
Sales, production and cost of sales components on a per unit basis for the nine months ended March 31, 2016 (Predecessor) were as follows:

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

Cost of sales (exclusive of items shown separately below), was $72.3 million, or 101.3% of total revenues, and was primarily comprised of met coal sales of 0.8 million metric tons at an average cash cost of sales of $69.74 per metric ton. Our cost of sales was negatively impacted by carrying costs of $10.2 million for the idled Mine No. 4.
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
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Notes Offering and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition, the Secondary Equity Offerings and our IPO. In addition, we used available cash on hand to repurchase shares of common stock, pay our quarterly dividend, pay the March Special Distribution, pay a portion of the November Special Dividend (as defined below), and pay a portion of the April Special Dividend, each of which reduces or reduced cash and cash equivalents.
Going forward, we will need cash to fund debt service payments on our Notes and our other indebtedness and to fund operating activities, working capital, capital expenditures, and strategic investments. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.
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
Our available liquidity as of December 31, 2018 was $326.0 million, consisting of $205.6 million of cash and cash equivalents and $120.4 million of availability under our ABL Facility (calculated net of $4.6 million of letters of credit outstanding at such time). For the year ended December 31, 2018, cash flows provided by operating activities were $559.4 million, cash flows used in investing activities were $107.6 million and cash flows used in financing activities were $281.6 million.
As discussed further in Note 8 to our consolidated financial statements, on September 18, 2017, the IRS issued to us a private letter ruling that favorably impacts our ability to utilize our NOLs for federal income tax purposes. Prior to the issuance of the private letter ruling, we applied an annual limitation on the utilization of NOLs pursuant to Section 382 of the Code and, accordingly, expected to pay a significantly higher amount of income taxes for 2017. Following the issuance of the private letter ruling, we believe that our NOLs will not be subject to the annual limit of Section 382 as previously applied during 2017. Also, as discussed further in Note 8 to our consolidated financial statements the Tax Cuts and Jobs Act was enacted in December 2017. We expect that our future free cash flow will meaningfully benefit from the favorable private letter ruling and the Tax Cuts and Jobs Act due to (i) the unlimited use of our $1.1 billion NOLs and (ii) the refunding of AMT credits of approximately $42.9 million, which we expect to receive in 2019 through 2022.
Statements of Cash Flows
Cash balances were $205.6 million, $35.5 million and $150.0 million at December 31, 2018, December 31, 2017 and December 31, 2016, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016

Net cash provided by (used in) operating activities	$559,396	$434,512	$(9,187)	$(40,698)
Net cash used in investing activities	(107,629)	(92,625)	(30,884)	(5,422)
Net cash provided by (used in) financing activities	(281,626)	(458,279)	192,727	(6,240)
Net increase (decrease) in cash and cash equivalents and restricted cash	$170,141	$(116,392)	$152,656	$(52,360)
Operating Activities
Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, non-cash reorganization items, amortization of debt issuance costs and debt discount, net, accretion of asset retirement obligations and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $559.4 million for the year ended December 31, 2018, and was primarily attributed to net income of $696.8 million adjusted for depreciation and depletion expense of $97.2 million, stock-based compensation expense of $6.4 million, amortization of debt issuance costs and debt discount of $2.5 million, accretion of asset retirement obligations of $4.6 million, offset partially by an increase in net working capital of $10.7 million, a change in asset retirement obligation due to a change in estimate of $24.6 million and the release of our valuation allowance against deferred income tax assets of $223.0 million. The increase in our working capital, was primarily attributable to an increase in trade accounts receivable due to higher sales volumes combined with an increase in income tax receivable offset by an increase in accounts payable and accrued expenses due to increased production and sales volume.
Net cash provided by operating activities was $434.5 million for the year ended December 31, 2017, and was primarily attributed to net income of $455.0 million adjusted for depreciation and depletion expense of $75.4 million, stock-based compensation expense of $4.2 million, amortization of debt issuance costs and debt discount of $1.9 million and accretion of asset retirement obligations of $1.8 million, offset by a net increase in our working capital of $61.0 million. The increase in our working capital was primarily driven by an increase in trade accounts receivables, income tax receivables, other receivables, inventories, and prepaid expenses and other current assets offset partially by an increase in accounts payable, accrued expenses and other current liabilities. The increase in our accounts receivable was primarily driven by an increase in the average selling price per metric ton of our coal coupled with an increase in metric tons sold. The increase in our long-term income tax receivable was due to refundable AMT credits which will be received in 2019 through 2022 for the 2018 through
2021 tax years, as a result of changes from the Tax Cuts and Jobs Act of 2017. The increase in inventories was due to the continued ramp up of production throughout 2017. The increase in prepaid expenses was primarily due to an increase in capitalized deferred longwall move expenses associated with the three longwall moves that occurred during the fourth quarter of 2017. The increase in accounts payable and accrued expenses and other current liabilities was primarily driven by an increase in expenditures due to the increase in production at Mine No. 4 and Mine No. 7.
Net cash used in operating activities was $9.2 million for the nine months ended December 31, 2016, and was primarily attributed to a net loss of $49.7 million adjusted for depreciation and depletion expense of $47.4 million, amortization of debt issuance costs and debt discount of $1.2 million and accretion of asset retirement obligations of $2.8 million, offset by a net decrease in our working capital of $17.7 million. The decrease in our working capital was primarily driven by effects of the Asset Acquisition, an increase in trade accounts receivable offset by an increase in accrued expenses and other current liabilities as a result of an increase in sales and an increase in operating costs associated with the reinitiation of Mine No. 4 operations in August 2016.
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
Investing Activities
Net cash used in investing activities was $107.6 million for the year ended December 31, 2018, primarily comprised of $101.6 million of purchases of property, plant and equipment and $8.9 million of capitalized mine development costs associated with our Mine 4 development. We spent approximately $69.0 million in sustaining capital and spent an additional $33.0 million in other discretionary capital, which included the construction of a new portal at Mine No. 7. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $6.3 million.
Net cash used in investing activities was $92.6 million for the year ended December 31, 2017, primarily as a result of a significant capital investment program that we implemented in 2017 to upgrade all key production equipment to further improve efficiency and reliability of the mining operations. We spent approximately $62.0 million in sustaining capital,
$26.0 million in capital for projects that had been deferred in prior years due to low met coal price environments and spent an additional $19.0 million in other discretionary capital, which included the start of construction of a new portal at Mine No. 7 that was completed in 2018. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $15.0 million.
Net cash used in investing activities was $30.9 million for the nine months ended December 31, 2016, primarily as a result of the cash used in connection with the Asset Acquisition and the purchase of U.S. Treasury bills posted as collateral for the self-insured black lung claims that were assumed in the Asset Acquisition of $17.5 million.
Net cash used in investing activities was $5.4 million for the three months ended March 31, 2016 (Predecessor) primarily due to purchases of property, plant and equipment.
Financing Activities
Net cash used in financing activities was $281.6 million for the year ended December 31, 2018, primarily due to the payment of dividends totaling $360.6 million in the aggregate, common shares repurchased of $38.0 million, payment of debt issuance costs of $3.7 million, retirements of debt of $3.1 million, offset partially by the net proceeds received from the issuance of the New Notes of $128.8 million.
Net cash used in financing activities was $458.3 million for the year ended December 31, 2017, primarily due to the payment of the March Special Distribution, November Special Dividend and quarterly dividends totaling $796.9 million in the aggregate, payment of debt issuance costs of $2.6 million, retirements of debt of $3.1 million, offset partially by the net proceeds from the Notes Offering of $344.8 million.
Net cash provided by financing activities was $192.7 million for the nine months ended December 31, 2016, primarily due to the proceeds received from the Rights Offerings offset by payments of debt issuance costs.
Net cash used in financing activities was $6.2 million for the three months ended March 31, 2016 (Predecessor). Cash flows from financing activities for the Predecessor period primarily represent net transfers to/from Walter Energy and net payments on debt. As cash and the financing of our Predecessor's operations have historically been managed by Walter Energy, the components of net transfers to/from Walter Energy include cash transfers from us to Walter Energy and the payments by Walter Energy to settle our obligations. These transactions are considered to be effectively settled for cash at the time the transaction is recorded.
Capital Allocation
On May 17, 2017, our board of directors adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend of $2.7 million was paid on June 13, 2017 to stockholders of record on May 30, 2017. The Capital Allocation Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, our board of directors may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of our board of directors and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.
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

On April 24, 2018, our board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which was paid on May 11, 2018, to stockholders of record as of the close of business on May 4, 2018.

On July 24, 2018, our board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which was paid on August 10, 2018, to stockholders of record as of the close of business on August 3, 2018.

On October 23, 2018, our board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which was paid on November 9, 2018 to stockholders of record as of the close of business on November 2, 2018.

On February 19, 2019, our board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which will be paid on March 11, 2019, to stockholders of record as of the close of business on March 4, 2019.
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

November 2017 Special Dividend

On November 2, 2017, our board of directors declared the November Special Dividend of approximately $600.0 million, which was funded with the net proceeds from the Notes Offering, together with cash on hand of approximately $260.0 million and was paid on November 22, 2017 to stockholders of record as of the close of business on November 13, 2017.

April 2018 Special Dividend

On April 3, 2018, our board of directors declared the April Special Dividend of approximately $350.0 million, which was funded with the net proceeds from the offering of the New Notes due 2024, together with cash on hand of approximately $225.0 million, and was paid on April 20, 2018 to stockholders of record as of the close of business on April 13, 2018.

Stock Repurchase

We repurchased 1.1 million shares, totaling approximately $25.9 million, of our common stock in the fourth quarter of 2018. For the full year 2018, we repurchased 1.6 million shares, or 3% of outstanding shares, totaling approximately $38.0 million, under the Company's Stock Repurchase Program which authorized the Company to repurchase up to an aggregate of $40.0 million of the Company's outstanding common stock.

During 2018, we returned approximately $400 million of capital to stockholders and have returned $1.2 billion since our IPO. We remain committed to returning cash to stockholders through dividends and stock repurchases.
ABL Facility
On April 1, 2016, we entered into the ABL Facility with certain lenders and Citibank, N.A. (together with its affiliates, “Citibank”), as administrative agent and collateral agent, with an aggregate lender commitment of up to $50.0 million, at any time outstanding, subject to borrowing base availability. On October 15, 2018, we entered into an Amended and Restated Asset-Based Revolving Credit Agreement, by and among us and certain of our subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, N.A. as administrative agent (in such capacity, the "Agent"), which amended and restated in its entirety the existing ABL Facility and, among other things (i) increased the aggregate commitments available to be borrowed under the ABL Facility to $125.0 million, (ii) extended the maturity date of the ABL Facility to October 15, 2023; (iii) decreased the applicable interest rate margins with respect to the loans and the applicable fees in connection with the issuance of letters of credit; and (iv) amended certain covenants and other terms and provisions.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on October 15, 2023. As of December 31, 2018, no loans were outstanding under the ABL Facility and there were $4.6 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2018, we had $120.4 million of availability under the ABL Facility (calculated net of $4.6 million of letters of credit outstanding at such time).
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
Borrowings under the ABL Facility bear interest at a rate equal to LIBOR plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps. In addition to paying interest on the outstanding borrowings under the ABL Facility, we are required to pay a fee in respect of unutilized commitments, which is based on the availability of the commitments under the ABL Facility, ranging from 25 bps to 37.5 bps. We are also required to pay a fee on amounts available to be drawn under outstanding letters of credit under the ABL Facility at a rate not in excess of 200 bps, and certain administrative fees.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2018, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2018.
Senior Secured Notes

On November 2, 2017, we consummated a private offering (the “Offering”) of $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of approximately $340.0 million from the Offering, together with cash on hand of approximately $260.0 million, to pay a special cash dividend of approximately $600.0 million, or $11.21 per share, to all of its stockholders on a pro rata basis (the "November Special Dividend").

On March 1, 2018, we issued $125.0 million in aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the "New Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act ("Regulation S"). The New Notes were issued at 103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The New Notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture") among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the "Trustee") and priority lien collateral trustee (the "Priority Lien Collateral Trustee"), as supplemented by the First Supplemental Indenture, dated as of March 1, 2018 (the "First Supplemental Indenture" and, the Original Indenture as supplemented thereby, the "Indenture"). The New Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Company used the net proceeds of the offering of the New Notes, together with cash on hand of $225.0 million, to pay a special dividend of approximately $350.0 million, or $6.53 per share, to all of its stockholders on a pro rata basis on April 20, 2018 (the "April Special Dividend").

The Notes will mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year, commencing May 1, 2018.

At any time prior to November 1, 2020, we may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at our option, in whole or in part, from time to time, on or after November 1, 2020, at redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to November 1, 2020, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 108.00% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. We are also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event we experience specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount thereof in the event we make certain asset sales or dispositions and do not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.

Restricted Payment Offer and Concurrent Tender Offer

On February 21, 2019, the Company announced the commencement of an offer to repurchase (the "Restricted Payment Offer") up to $150.0 million aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the “Notes”) at a repurchase price of 103% of the principal amount plus accrued and unpaid interest to the repurchase date. The Restricted Payment Offer is being made in accordance with the indenture governing the Notes to provide the Company with the ability in the future to declare special dividends and/or repurchase shares of common stock of an estimated $150 million. The Company concurrently announced the launch of a tender offer (the “Tender Offer”) to repurchase up to $150 million aggregate principal amount of its Notes, at a repurchase price of 104.25% of the principal amount plus accrued and unpaid interest to the repurchase date. This Annual Report is not an offer to purchase or a solicitation of an offer to sell the Notes in the Restricted Payment Offer or the Tender Offer.

Promissory Note
As of December 31, 2018, we had debt outstanding of $0.8 million, all of which was classified as current, which represents a security agreement and promissory note assumed in the Asset Acquisition. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. We are required to make periodic payments of principal and interest over the term of the promissory note. The promissory note is secured by the underground mining equipment it was used to purchase.
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
Restricted Cash
As of December 31, 2018, restricted cash included $0.8 million in other long-term assets in the Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
Short-Term Investments
During the year ended December 31, 2018, we purchased $17.5 million in United States Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
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
Our cash capital expenditures were $101.6 million for the year ended December 31, 2018, primarily as a result of the continuation of the capital investment program that we implemented in 2017 to upgrade all key production equipment to further improve efficiency and reliability of our mining operations. We spent approximately $69.0 million in sustaining capital which was in line with our guidance of $70.0 to $83.0 million, and an additional $33.0 million in other discretionary capital, which included the construction of a new portal at Mine No. 7 and which was within our guidance. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $6.3 million.
We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

We expect to continue making significant capital expenditures in 2019 above our normal sustaining capital expenditures that we believe will further improve efficiency, reliability and production levels in 2019 and the future. Total capital spending will depend upon a number of factors, including business and economic conditions, the met coal pricing environment and our expected financial performance and our capital expenditures can be reduced if those conditions were to deteriorate in 2019 or beyond. Our capital spending is expected to range from $100.0 to $120.0 million for the full year 2019, consisting of sustaining capital expenditures of approximately $70.0 to $87.0 million and discretionary capital expenditures of approximately $30.0 to $33.0 million. Our sustaining capital expenditures include expenditures related to longwall operations, new ventilation, and bleeder shafts. Our discretionary capital expenditures include Mine 4 development, an additional set of new longwall shields, and other various operational improvements, which will increase efficiency, increase production and lower costs over time. Because of the long lead times on the discretionary capital spending, we expect to realize the benefits of those projects primarily in 2020 and beyond. These amounts set forth above do not include any potential spending associated with our Blue Creek Energy Mine should we decide to develop it for production in the future.
Contractual Obligations
The following is a summary of our significant contractual obligations at December 31, 2018.

	Payments due by Year
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Promissory note (principal and interest)(1)	$764	$764		$—	$—
Senior Secured Notes (principal and interest)(2)	$699,833	38,000	76,000	76,000	509,833
Minimum throughput obligations(3)	$548,335	72,350	146,735	149,517	179,733
Royalty obligations(4)	$93,188	5,872	11,884	11,884	63,548
Black lung obligations(5)	$88,214	1,554	3,908	3,731	79,021
Asset retirement obligations(5)	$88,655	2,796	6,658	4,192	75,009
Capital lease obligations (6)	$4,482	4,310	172	—	—

Total contractual obligations	$1,523,471	$125,646	$245,357	$245,324	$907,144

(1)
Represents a security agreement and promissory note assumed in the Asset Acquisition. The agreement was entered into for the purchase of underground mining equipment. The promissory note matures on March 31, 2019, has a fixed interest rate of 4.00% per annum and is secured by the underground mining equipment it was used to purchase.

(2)	Represents principal and interest payments on our Notes. See Note 16 to our consolidated financial statements.

(3)	Represents minimum throughput obligations with our rail and port providers.

(4)	We have obligations on various coal and land leases to prepay certain amounts, which are recoupable in future years when mining occurs.

(5)	Represents estimated costs for black lung and asset retirement obligations, which have been presented on an undiscounted basis.

(6)	Represents a capital lease obligation for the purchase of underground mining equipment.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2018, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $44.4 million, and $2.1 million for miscellaneous purposes.
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
Each of these factors may vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates. As of December 31, 2018, we had 222.1 million metric tons of proven and probable coal reserves.
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2018, we had recorded asset retirement obligation liabilities of $61.8 million, including $2.8 million reported as current.
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
Black lung benefit liabilities are also affected by discount rates used. A discount rate of 4.18% and 3.56% was used to calculate the present value of the obligation as of December 31, 2018 and December 31, 2017, respectively. Changes in the frequency or severity of losses from historical experience and changes in discount rates or actual losses on individual claims that differ materially from estimated amounts could affect the recorded amount of these liabilities. As of December 31, 2018, we had recorded black lung liabilities of $26.8 million, of which $1.6 million is classified in other current liabilities and the remainder of $25.2 million is shown as a long-term liability as a separate line item in the Balance Sheet. At December 31, 2018, a one-percentage-point increase in the discount rate would decrease the liability by $3.5 million, while a one-percentage-point decrease in the discount rate would increase the liability by $4.4 million.
Income Taxes
As a result of the Asset Acquisition, we have significant federal and state NOLs of approximately $1.1 billion and $1.2 billion, respectively as of December 31, 2018.
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
On September 18, 2017, the IRS issued to us a private letter ruling, which favorably resolved certain questions about our ability to qualify for an exception to the annual limitations under Section 382 of the Code on the utilization of NOLs to reduce taxable income. Based on such private letter ruling, we believe that there is no limitation on the utilization of our NOLs to shield our income from federal taxation. The private letter ruling was issued based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings provided to the IRS by us. If any of these facts, assumptions, representations, statements or undertakings are, or become, incorrect, inaccurate or incomplete, the private letter ruling may be invalid and the conclusions reached therein could be jeopardized. If we were to undergo a subsequent ownership change our ability to utilize our NOLs and other tax attributes could be subject to severe limitations.
GAAP requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. Deferred tax assets are required to be reduced by a valuation allowance if it is “more likely than not” that some portion or the entire deferred tax asset will not be realized. In our evaluation of the need for a valuation allowance on our deferred tax assets, we consider, among other things, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, the overall business environment, our historical financial results, our industry's historically cyclical financial results, our cumulative three-year income or loss position and potential current and future tax planning strategies.
We recorded a full valuation allowance in 2016 due to our cumulative loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2017, we had a $312.5 million valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets. For 2017, we recorded a pre-tax profit of $416.5 million; however, we remained in a three-year cumulative loss position, had limited operating results as a new Company and given the industry's recent history of significant losses concluded as of December 31, 2017 that another year of significant profitability was needed to support a release of valuation allowance.
During 2018, we continued our trend of sustained profitability, recording a pre-tax profit of $471.0 million for the year. During the fourth quarter of 2018, after considering all relevant factors, we concluded that our deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing our deferred tax assets, the significant relevant factors that we considered are: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) estimates of future HCC prices; (4) we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, we released our valuation allowance against our net deferred income tax assets resulting in the $225.8 million benefit in our provision for income taxes.
Recently Adopted Accounting Standards
See Note 2 of our consolidated financial statements for disclosures related to new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to commodity price risk on sales of coal. We sell most of our met coal under contracts primarily with pricing terms of three months and volume terms of one to three years. Sales commitments in the met coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.

We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of December 31, 2018, we had natural gas swap contracts outstanding with notional amounts totaling 2,100 million British thermal units maturing in the first quarter of 2019. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2018 and 2017 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

On November 2, 2017, we consummated the Notes Offering of $350.0 million aggregate principal amount of the Notes. The Notes have a fixed rate of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

On March 1, 2018, we consummated the New Notes Offering of $125.0 million aggregate principal amount of the New Notes. The New Notes have a fixed rate of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

On October 15, 2018, we entered into an Amended and Restated Asset-Based Revolving Credit Agreement that bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2018, assuming we had $125.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement (as discussed above).

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2018. Based on the evaluation of our disclosure controls and procedures as of December 31, 2018, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2018, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of December 31, 2018, our internal control over financial reporting is effective based on this assessment and these criteria.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information as required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2018.

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

4.3
Second Supplemental Indenture, dated as of March 2, 2018, among Warrior Met Coal, Inc. and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 6, 2018).

4.4
Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

10.1#
Amended and Restated Asset-Based Revolving Credit Agreement, dated as of October 15, 2018, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender and letter of credit issuer party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on October 16, 2018).

10.2
Intercreditor Agreement, dated as of November 2, 2017, among Citibank, N.A., initial ABL agent, Wilmington Trust National Association, as trustee and initial term agent, and each additional term debt agent from time to time party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2018).

10.3
Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 3, 2017).

10.4†
Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.5†
Warrior Met Coal, LLC 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.6†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017.

10.7†
Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.8†
Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Michael T. Madden (incorporated by reference to Exhibit 10.8 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.9†
Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.10†
Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.11†
Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Kelli K. Gant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2018).

10.12†
Employment Agreement, dated March 5, 2018, by and between Warrior Met Coal, Inc. and Phillip C. Monroe (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 1, 2018).

10.13†
Consulting Agreement, dated July 1, 2018, by and between Warrior Met Coal, Inc. and Michael T. Madden (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 10-K (File No. 001-38061) filed with the Commission on July 9, 2018).

10.14†
Separation Agreement, General Release, and Waiver, dated June 30, 2018, by and between Warrior Met Coal, Inc. and Michael T. Madden (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 10-K (File No. 001-38061) filed with the Commission on July 9, 2018).

10.15†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.16†
Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.17†
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

10.23*†	Restricted Unit Award Agreement, dated April 19, 2017, by and between Warrior Met Coal, Inc. and Stephen D. Williams.

10.24*†	Form of Restricted Unit Award Agreement (for non-employee directors), dated April 27, 2017.

10.25*†	Form of Restricted Unit Award Agreement (for non-employee directors).

10.26†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.27†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3*	Consent of Stantec Consulting Services, Inc.

23.4*	Consent of McGehee Engineering Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Balance Sheets, (ii) the Statements of Operations, (iii) the Statements of Changes in Stockholders' Equity, (v) the Statements of Cash Flows, and (vi) Notes to Financial Statements.

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

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 21, 2019

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2019

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 21, 2019

/s/ Ana B. Amicarella
Ana B. Amicarella	Director	February 21, 2019

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 21, 2019

/s/ Trevor Mills
Trevor Mills	Director	February 21, 2019

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 21, 2019

/s/ Gareth Turner
Gareth Turner	Director	February 21, 2019

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm	F-2
Balance Sheets at December 31, 2018 and December 31, 2017	F-4
Statements of Operations for the year ended December 31, 2018, December 31, 2017, the nine months ended December 31, 2016, and the three months ended March 31, 2016 (Predecessor)	F-5
Statements of Changes in Equity for the year ended December 31, 2018, December 31, 2017, the nine months ended December 31, 2016, and the three months ended March 31, 2016 (Predecessor)	F-6
Statements of Cash Flows for the year ended December 31, 2018, December 31, 2017, the nine months ended December 31, 2016, and the three months ended March 31, 2016 (Predecessor)	F-7
Notes to Financial Statements	F-9
Supplemental Summary Quarterly Financial Information (Unaudited)	F-38

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2018 and 2017, and for the nine months ended December 31, 2016, and the accompanying combined statements of operations, changes in Parent net investment and cash flows of the Company’s Predecessor for the three months ended March 31, 2016, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2018 and 2017 and the consolidated and combined results of operations and cash flows of the Company and its Predecessor for the periods referred to above, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 21, 2019 expressed an unqualified opinion thereon.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm

The Stockholders and Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in equity, and cash flows for the years ended December 31, 2018 and 2017, and for the nine months ended December 31, 2016, and the accompanying combined statements of operations, changes in Parent net investment and cash flows of the Company’s Predecessor for the three months ended March 31, 2016, and the related notes (collectively the financial statements). Our report dated February 21, 2019 expressed an unqualified opinion on the financial statements referred to above.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Birmingham, Alabama
February 21, 2019

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	Successor
	December 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$205,577	$35,470
Short-term investments	17,501	17,501
Trade accounts receivable	138,399	117,746
Other receivables	1,434	5,306
Income tax receivable	21,607	9,176
Inventories, net	56,719	54,294
Prepaid expenses and other	27,932	29,376
Total current assets	469,169	268,869
Mineral interests, net	120,427	130,004
Property, plant and equipment, net	540,315	536,745
Non-current income tax receivable	21,310	39,255
Deferred income taxes	222,780	—
Other long-term assets	21,039	18,442
Total assets	$1,395,040	$993,315
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,588	$28,076
Accrued expenses	82,342	66,704
Asset retirement obligations	2,775	3,572
Other current liabilities	4,967	6,903
Current portion of long-term debt	760	2,965
Total current liabilities	124,432	108,220
Long-term debt	468,231	342,948
Deferred income taxes	—	258
Asset retirement obligations	59,049	96,096
Black lung obligations	25,206	30,208
Other long-term liabilities	5,510	2,562
Total liabilities	682,428	580,292
Commitments and contingencies (Note 18)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,256,098 issued and 51,622,898 outstanding as of December 31, 2018 and 53,284,470 issued and outstanding as of December 31, 2017)	533	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury Stock, at cost (1,633,200 shares)	(38,030)	—
Additional paid in capital	239,827	329,993
Retained earnings	510,282	82,496
Total stockholders’ equity	712,612	413,023
Total liabilities and stockholders’ equity	$1,395,040	$993,315
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
Revenues:
Sales	$1,342,683	$1,124,645	$276,560	$65,154
Other revenues	35,324	44,447	21,074	6,229
Total revenues	1,378,007	1,169,092	297,634	71,383
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	716,645	592,530	244,723	72,297
Cost of other revenues (exclusive of items shown separately below)	10,172	28,422	19,367	4,698
Depreciation and depletion	97,209	75,413	47,413	28,958
Selling, general and administrative	36,626	36,453	20,507	9,008
Other postretirement benefits	—	—	—	6,160
Restructuring costs	—	—	—	3,418
Transaction and other costs	9,068	12,873	13,568	—
Total costs and expenses	869,720	745,691	345,578	124,539
Operating income (loss)	508,287	423,401	(47,944)	(53,156)
Interest expense, net	(37,314)	(6,947)	(1,711)	(16,562)
Reorganization items, net	—	—	—	7,920
Income (loss) before income taxes	470,973	416,454	(49,655)	(61,798)
Income tax (benefit) expense	(225,814)	(38,592)	18	18
Net income (loss)	$696,787	$455,046	$(49,673)	$(61,816)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$13.19	$8.62	(0.94)
Net income (loss) per share—diluted	13.17	8.62	(0.94)
Weighted average number of shares outstanding—basic	52,812	52,800	52,640
Weighted average number of shares outstanding— diluted	52,918	52,806	52,640
Dividends per share:	$6.73	$14.92	$—
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENT OF CHANGES IN EQUITY
(in thousands)

Predecessor	Total Parent Net Investment
Balance at December 31, 2015 (Predecessor)	$(820,861)
Net loss	(61,816)
Change in attribution of Parent debt	(626)
Net transfers to Parent	(12,900)
Balance at March 31, 2016 (Predecessor)	$(896,203)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
Balance at April 1, 2016 (Successor)	$—	$—	$—	$—	$—	$—
Net loss	—	—	—	—	(49,673)	(49,673)
Equity award compensation	7	—	—	502	—	509
Issuance of 17,772,724 common shares (formerly Class A member units)	178	—	—	601,605	—	601,783
Issuance of 34,864,802 common shares (formerly Class B member units)	348	—	—	200,000	—	200,348
Balance at December 31, 2016 (Successor)	$533	$—	$—	$802,107	$(49,673)	$752,967
Net income	—	—	—	—	455,046	455,046
Dividends paid ($14.92 per share)	—	—	—	(474,025)	(322,877)	(796,902)
Stock compensation	—	—	—	(3,525)	—	(3,525)
Equity award modification	—	—	—	1,255	—	1,255
Stock compensation	—	—	—	4,181	—	4,181
Common shares issued	1	—	—	—	—	1
Balance at December 31, 2017 (Successor)	$534	$—	$—	$329,993	$82,496	$413,023
Net income	—	—	—	—	696,787	696,787
Dividends paid ($6.73 per share)	—	—	—	(91,122)	(269,513)	(360,635)
Stock compensation	—	—	—	6,405	—	6,405
Treasury stock purchase	—	—	(38,030)	—	—	(38,030)
Other	(1)	—	—	(5,449)	512	(4,938)
Common shares issued	—	—	—	—	—	—
Balance at December 31, 2018 (Successor)	$533	$—	$(38,030)	$239,827	$510,282	$712,612
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
OPERATING ACTIVITIES
Net income (loss)	$696,787	$455,046	$(49,673)	$(61,816)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and depletion	97,209	75,413	47,413	28,958
Deferred income tax (benefit) expense	(223,038)	(1,686)	544	18
Stock-based compensation expense	6,405	4,181	509	390
Non-cash reorganization items	—	—	—	(18,882)
Amortization of debt issuance costs and debt discount, net	2,486	1,889	1,244	10,164
Accretion and valuation adjustment of ARO	(19,942)	1,834	2,817	1,169
Changes in operating assets and liabilities:
Trade accounts receivable	(20,653)	(51,850)	(54,911)	15,097
Other receivables	3,872	(8,121)	(2,530)	1,070
Income tax receivable	(12,431)	—	—	—
Inventories	(1,812)	(13,732)	9,524	677
Prepaid expenses and other current assets	1,444	(17,366)	(11,001)	13,020
Accounts payable	5,060	14,388	(4,144)	(15,338)
Accrued expenses and other current liabilities	13,835	15,642	45,408	(16,083)
Non-current income tax receivable	17,945	(39,255)	—	—
Other	(7,771)	(1,871)	5,613	858
Net cash provided by (used in) operating activities	559,396	434,512	(9,187)	(40,698)
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(101,620)	(92,625)	(11,531)	(5,422)
Deferred mine development costs	(8,937)	—	—	—
Proceeds from sale of property, plant and equipment	2,928	—	34	—
Cash paid for acquisition, net of cash acquired	—	—	(24,107)	—
Cash receipt from escrow agreement	—	—	9,364	—
Proceeds from termination of life insurance policy	—	—	12,857	—
Purchases of short-term investments	—	—	(17,501)	—
Net cash used in investing activities	(107,629)	(92,625)	(30,884)	(5,422)
FINANCING ACTIVITIES
Dividends paid	(360,635)	(796,902)	—	—
Proceeds from issuance of debt	128,750	344,750	—	15,723
Proceeds from rights offering	—	—	200,000	—
Retirements of debt	(3,060)	(3,060)	(2,295)	(285)
Principal repayments of capital lease obligations	—	(505)	—	—
Net cash transfers to Parent	—	—	—	(13,290)
Debt issuance costs paid	(3,713)	(2,562)	(4,978)	(8,388)
Common shares repurchased	(38,030)	—	—	—
Other	(4,938)	—	—	—
Net cash provided by (used in) financing activities	(281,626)	(458,279)	192,727	(6,240)
Net increase (decrease) in cash and cash equivalents and restricted cash	170,141	(116,392)	152,656	(52,360)
Cash and cash equivalents and restricted cash at beginning of period	36,264	152,656	—	84,462
Cash and cash equivalents and restricted cash at end of period	$206,405	$36,264	$152,656	$32,102
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$30,237	$211	$231	$—
Cash paid for income taxes	$3	$2,349	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases - equipment	$6,822	$7,355	$—	$—
Assets acquired in Asset Acquisition (Note 3)	$—	$—	$828,321	$—
Liabilities assumed in Asset Acquisition (Note 3)	$—	$—	$175,360	$—

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
The accompanying financial statements have been presented on a consolidated basis for the “Successor” periods subsequent to the Asset Acquisition, which include the year ended December 31, 2018, the year ended December 31, 2017, and

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the nine months ended December 31, 2016, and on a combined basis for the “Predecessor” periods prior to the Asset Acquisition, which includes the three months ended March 31, 2016. The financial information of the Company has been separated by a vertical line on the face of the financial statements to identify these different bases of accounting for Predecessor and Successor periods.
Predecessor Presentation
The Predecessor’s combined financial statements for the three months ended March 31, 2016 have been “carved-out” from the accounting records of Walter Energy.
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
The financial statements prior to April 1, 2016 included an allocation of a portion of debt and related interest expense from the Parent. Interest expense on the Parent’s debt attributed to the Predecessor was $16.6 million for the three months ended March 31, 2016 (Predecessor).

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing met coal to foreign steel producers. For the year ended December 31, 2018, approximately 97.4% of sales were derived from coal shipments to customers, located primarily in Europe, South America and Asia. At December 31, 2018 approximately 95.6% of trade receivables related to these customers. For the year ended December 31, 2018, our geographic customer mix was 55% in Europe, 31% in South America and 14% in Asia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
During the year ended December 31, 2018 Xcoal Energy & Resources, Exiros BV Sucursal Uruguay and Huettenwerke Krupp Mannesmann GmbH accounted for $203.6 million, or 15.1%, $148.5 million, or 11.0%, and $141.3 million, or 10.5% of total revenues, respectively. During the year ended December 31, 2017, Xcoal Energy & Resources and Salzgitter Flachstahl GmBH accounted for $181.9 million, or 16.1%, and $112.8 million, or 10%, of total revenues, respectively. During the nine months ended December 31, 2016, Salzgitter Flachstahl GmBH, Voestelpine and Huettenwerke Krupp Mannesmann GmBH accounted for $43.1 million, or 15.6%, $35.3 million, or 12.7%, and $34.0 million, or 12.3% of total revenues, respectively. During the three months ended March 31, 2016, Xcoal Energy & Resources and Voestelpine accounted for $10.7 million, or 16.4% and $8.3 million, or 12.8% of total revenues, respectively.
Credit is extended based on an evaluation of the individual customer’s financial condition. In some instances, the Company requires letters of credit, cash collateral or prepayments from its customers on or before shipment to mitigate the risk of loss. These efforts have consistently resulted in minimal historical credit losses.
Revenue Recognition
The Company adopted Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with
Customers”, as of January 1, 2018, using the modified retrospective approach. The Company applied the standard to all customer contracts entered into as of the date of initial application. The Company concluded that the adoption did not change the timing at which the Company historically recognized revenue nor did it have a material impact on its consolidated financial statements.
For periods prior to January 1, 2018, revenue was recognized when the following criteria had been met: (i) persuasive evidence of an arrangement existed; (ii) the price to the buyer was fixed or determinable; (iii) delivery had occurred; and (iv) collectability was reasonably assured. Delivery is considered to have occurred at the time title and risk of loss transfers to the customer. For coal shipments to domestic customers via rail, delivery occurs when the railcar is loaded. For coal shipments to international customers via ocean vessel, delivery occurs when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, delivery occurs when the gas has been transferred to the pipeline.
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

Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 23.
Our coal and gas sales generally include up to 45-day payment terms following the transfer of control of the goods to the customer. We typically do not include extended payment terms in our contracts with customers.

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

	Successor
	December 31, 2018	December 31, 2017
Cash and cash equivalents	$205,577	$35,470
Restricted cash included in other long-term assets	828	794
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$206,405	$36,264
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of December 31, 2018 and December 31, 2017, restricted cash included in other long-term assets in the Balance Sheet represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
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
As of December 31, 2018 and December 31, 2017, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
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
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the unit-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $9.6 million, $9.4 million, and $4.5 million for the years ended December 31, 2018 and December 31, 2017, and the nine months ended December 31, 2016, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations. There was no depletion expense recorded for the three months ended March 31, 2016 (Predecessor).
Asset Retirement Obligations
The Company has certain asset retirement obligations primarily related to mine closing reclamation costs, perpetual water care costs and other costs associated with dismantling and removing facilities. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. The Company's asset retirement obligations also include estimates to reclaim gas well in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, the Company reviews the entire asset retirement obligation liability and makes necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. The future costs of these obligations are accrued at the estimated fair value in the period in which it is incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. For sites where there is no asset, expense or income is recognized for changes in estimates.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Capitalized asset retirement costs are amortized on a unit-of-production basis over the estimated reserves. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in cost of sales on the Statements of Operations.
Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and revised for changes in future estimated costs and regulatory requirements, as necessary. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For some operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded as no asset was recorded to offset the liability established during purchase accounting as the operations were idle at that time. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See Note 9 for further disclosures related to asset retirement obligations.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight line method. As of December 31, 2018 and December 31, 2017, respectively, there were $3.1 million and $2.2 million, respectively, of origination fees related to the ABL Facility (as defined below) in other long-term assets on the accompanying Balance Sheet. As of December 31, 2018 and December 31, 2017 there were $6.8 million and $7.8 million, respectively of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined below), which is presented as a net deduction from the carrying amount of the debt recognized in the accompanying Balance Sheet.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

New Accounting Pronouncements

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)". ASU 2016-02 contains accounting guidance that will require a lessee to recognize a right of use asset and lease liability on the balance sheet for all leases, with the exception of short-term leases. Additional qualitative disclosures along with specific quantitative disclosures will also be required. The Company adopted this standard on January 1, 2019 using the modified retrospective approach. The Company has concluded that the adoption of this standard did not have a material impact on the Company's consolidated financial position and results of operations.

In August 2017, the FASB issued ASU 2017-12, “Targeted Improvements to Accounting for Hedging Activities.” The new guidance provides targeted improvements to the accounting for hedging activities to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedging results. ASU 2017-12 is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years; early adoption is permitted. The Company is currently in the process of evaluating the standard.
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
The cash consideration of $50.8 million included the funding of escrow accounts to be used to pay certain expenses on behalf of the Walter Energy Debtors, some of which required residual amounts contained in the escrow accounts to be refunded to the Company after a specified time period. The Company received refunds of approximately $9.4 million during the nine months ended December 31, 2016, which is presented in the investing section of the Statement of Cash Flows. The net cash paid for the Asset Acquisition was $24.1 million, which was $50.8 million of cash paid less cash and cash equivalents acquired of $26.7 million.
The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of the Asset Acquisition. During the first quarter of 2017, the Company completed the valuation of the assets and liabilities with the assistance of an independent third party and recorded a measurement-period adjustment to the preliminary purchase price allocation. The measurement-period adjustment was due to updated estimates for the acquired mineral interests including estimates for future royalty income, production volumes and timing which resulted in a $3.5 million decrease in fair value allocated to mineral interests as compared to the December 31, 2016 preliminary fair value. This also resulted in a decrease to additional paid in capital. The measurement-period adjustment was recorded during the first quarter of 2017 and had no impact on reported earnings for the years ended December 31, 2018 and 2017, respectively.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

	Successor
	For the year ended December 31, 2016
(in thousands)	As reported (1)	Pro forma (2)
Revenue	$297,634	$369,017
Net loss	$(49,673)	$(67,476)

(1)	Reflects nine months of Successor period operations.

(2)	Includes nine months of Successor period operations and three months of Predecessor period operations on a pro forma basis.
Note 4—Inventories, net
Inventories, net are summarized as follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017
Coal	$32,854	$32,422
Raw materials, parts, supplies and other, net	23,865	21,872
Total inventories, net	$56,719	$54,294
Note 5—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	Successor
	December 31, 2018	December 31, 2017
Deferred longwall move expenses	$20,053	$19,600
Prepaid insurance	4,670	4,955
Prepaid deposits	692	1,043
Gas hedge asset	—	1,664
Other	2,517	2,114
Total prepaid expenses and other	$27,932	$29,376

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $144.2 million and $144.2 million and the related accumulated depletion totaled $23.8 million and $14.2 million as of December 31, 2018 and December 31, 2017, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	Successor
	December 31, 2018	December 31, 2017
Land	$72,139	$72,882
Land improvements	18,083	11,444
Building and leasehold improvements	71,561	82,836
Mine development and infrastructure costs	3,567	308
Machinery and equipment	512,594	441,353
Construction in progress	46,814	39,671
Total	724,758	648,494
Less: Accumulated depreciation	(184,443)	(111,749)
Property, plant and equipment, net	$540,315	$536,745
Depreciation and depletion expense was $97.2 million, $75.4 million, $47.4 million, and $29.0 million for the years ended December 31, 2018 and December 31, 2017, the nine months ended December 31, 2016 and the three months ended March 31, 2016 (Predecessor), respectively.
Note 7—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	Successor
	December 31, 2018	December 31, 2017
Advance mining royalties	$10,910	$10,342
Restricted cash	828	794
Other	9,301	7,306
Total other long-term assets	$21,039	$18,442

Note 8—Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, limiting the deduction for interest expense, limiting the use of net operating losses generated on or after January 1, 2018 to offset taxable income and repealing the corporate alternative minimum tax ("AMT") and triggering refunds of prior year AMT credits. On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ('SAB 118") to address the application of U.S. GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act. The Company applied SAB 118 to recognize the provisional tax impacts related to the revaluation of deferred tax assets and liabilities and the impact of AMT tax credits in its consolidated financial statements for the year ended December 31, 2017.

On January 14, 2019, the Internal Revenue Service ("IRS") issued a statement that AMT refunds for taxable years beginning after December 31, 2017 will not be subject to sequestration which reversed an earlier IRS announcement that refundable AMT credits would be subject to sequestration. As a result, in the fourth quarter of 2018, the Company completed its accounting for the income tax effects of the Tax Cuts and Jobs Act and recorded a measurement period adjustment recognizing an income tax receivable and related income tax benefit of $2.8 million. As of December 31, 2018, the Company

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

has a current income tax receivable of $21.6 million and a non-current income tax receivable of $21.3 million of AMT credits, which are expected to be received in 2019 through 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) consisted of the following (in thousands):

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
Current
Federal	$(2,776)	$(36,906)	$(526)	$—
State	—	—	—	—
	(2,776)	(36,906)	(526)	—
Deferred
Federal	(176,141)	(1,712)	542	16
State	(46,897)	26	2	2
	(223,038)	(1,686)	544	18
Total	$(225,814)	$(38,592)	$18	$18
Total income tax expense (benefit) differs from the expected tax expense (benefit) (computed by multiplying the U.S. federal statutory rate of 21% in 2018 and 35% in both 2017 and 2016 by income before income taxes) as a result of the following (in thousands):

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
Income (loss) before income tax expense (benefit)	$470,973	$416,454	$(49,655)	$(61,798)
Tax expense (benefit) at statutory tax rate	98,904	145,759	(17,379)	(21,629)
Effect of:
Depletion	(18,227)	(25,212)	—	—
Estimate of the Tax Cuts and Jobs Act impact	(2,775)	(38,592)	—	—
State and local income tax, net of federal effect	14,897	9,620	(1,051)	(1,615)
Valuation allowance on deferred tax assets	(312,493)	(129,245)	14,460	22,204
Non-deductible transaction costs	566	4,506	4,318	—
Impact of restructuring	—	—	—	1,111
Other	(6,686)	(5,428)	(330)	(53)
Tax expense (benefit) recognized	$(225,814)	$(38,592)	$18	$18
Deferred Taxes
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

	Successor
	December 31, 2018	December 31, 2017
Deferred income tax assets:
Net operating loss and credit carryforwards	$298,180	$395,526
Inventory	119	1,083
Asset retirement obligations	15,526	23,765
Black lung obligations	6,720	7,991
Accrued expenses	3,611	561
Other	2,767	197
Total	326,923	429,123
Less: valuation allowance for deferred income tax assets	—	(312,493)
Net deferred income tax assets	326,923	116,630
Deferred income tax liabilities:
Prepaid expenses	(9,894)	(9,416)
Property, plant and equipment	(92,361)	(105,715)
Other	(1,888)	(1,757)
Total deferred income tax liabilities	(104,143)	(116,888)
Net deferred income tax asset (liability)	$222,780	$(258)
On March 31, 2016, the Company experienced an ownership change for purposes of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"). As a result of such ownership change, absent an applicable exception to such rules, an annual limitation under Section 382 would apply for federal and certain state income tax purposes with respect to the utilization of net operating loss carryforwards ("NOLs"). In 2017, the Company requested a private letter ruling ("PLR") from the Internal Revenue Service ("IRS") to clarify certain matters, that if ruled favorably on by the IRS, would allow the Company to qualify for an exception to the aforementioned rules limiting its utilization of its NOLs. On September 18, 2017, the IRS issued to the Company a favorable PLR. Prior to the issuance of the PLR, the Company operated and prepared its financial statements based on an assumption that an annual limitation on the utilization of the NOLs existed. As a result of qualifying for such exception, the Company's gross federal and state NOLs were revised downward to approximately $1.9 billion and $2.0 billion, respectively, as of December 31, 2016 and $1.6 billion for both federal and state NOLs as of December 31, 2017. This revision reflected a decrease to the NOL deferred tax asset and a corresponding adjustment to the valuation allowance recorded against those NOLs. If the Company were to undergo a subsequent ownership change our ability to utilize our NOLs and other tax attributes could be subject to severe limitations.
The Company has federal net operating loss carryforwards of approximately $1.1 billion as of December 31, 2018, which expire predominantly in December 31, 2034 through December 31, 2036. The Company has state net operating loss carryforwards of approximately $1.2 billion, which expire predominantly in December 31, 2029 through December 31, 2031. In addition, the Company has approximately $11.5 million of general business credits which begin to expire in December 31, 2027 and fully expire in December 31, 2034.
Valuation Allowance
The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The Company establishes valuation allowances if it is not likely it will realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, the overall business environment, its historical financial results, the industry's historically cyclical financial results, its cumulative three-year income or loss position and potential current and future tax planning strategies.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company recorded a full valuation allowance in 2016 due to the Company being in a three-year cumulative loss position at that time, compounded by the negative industry-wide business trends and outlook. At December 31, 2017, the Company had a $312.5 million valuation allowance established against its deferred income tax assets, which represented a full valuation allowance against its net deferred income tax assets. For 2017, the Company recorded a pre-tax profit of $416.5 million; however, the Company remained in a three-year cumulative loss position, had limited operating results as a new Company and given the industry's recent history of significant losses concluded as of December 31, 2017 that another year of significant profitability was needed to support a release of the valuation allowance.
During 2018, the Company continued the trend of sustained profitability, recording a pre-tax profit of $471.0 million for the year. During the fourth quarter of 2018, after considering all relevant factors, the Company concluded that its deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing its deferred tax assets, the significant relevant factors that the Company considered are: (1) its recent history of profitability; (2) growth in the U.S. and global economies; (3) estimates of future met coal prices; (4) the Company moved from a three-year cumulative loss position to a cumulative income position for the first time since it established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, the Company released its valuation allowance against its net deferred income tax assets resulting in a $225.8 million income tax benefit.
The following table shows the balance of our valuation allowance and the associated activity:

	Successor
	December 31, 2018	December 31, 2017
Beginning balance	$312,493	$767,290
Addition/(Reduction) - current tax expense/(benefit)	(86,679)	(129,245)
Reduction due to application of IRC Section 382	—	(130,327)
Estimate of Tax Cuts and Jobs Act impact	—	(195,225)
Release	$(225,814)	$—
Ending balance	$—	$312,493
Uncertain Tax Positions
The Parent filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. Net operating losses and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2018 and 2017, respectively.
The Company did not record any interest or penalties associated with income taxes but would record interest and penalties within income tax expense.
Note 9—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	Successor
	For the twelve months ended December 31, 2018	For the twelve months ended December 31, 2017
Balance at Beginning of Period	$99,668	$99,148
ARO liability assumed in the Asset Acquisition	—	—
Accretion expense	4,619	1,834
Revisions to estimates	(42,064)	(658)
Obligations settled	(399)	(656)
Balance at End of Period	$61,824	$99,668

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The portion of costs expected to be paid within a year of December 31, 2018 is $2.8 million. The portion of costs expected to be incurred beyond one year as of December 31, 2018 is $59.0 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2018. Alabama's regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2018, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $44.4 million, and $2.1 million for miscellaneous purposes. Additionally, the Company had $0.8 million invested in certificate of deposits as financial assurance for post mining reclamation obligations.

For the year ended December 31, 2018 and December 31, 2017, the reduction to the liability was primarily attributable to the net impact of changes in discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates. For the year ended December 31, 2018, $24.6 million or $0.47 per share, of the adjustment to the liability was reflected as income in the period because there was no asset recorded to offset the adjustment to the liability. This portion of the liability relates to operations that were idle at the time of purchase accounting and no value was attributed to any asset as an offset for the asset retirement obligation.
Note 10—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	Successor
	December 31, 2018	December 31, 2017
Accrued wages and employee benefits	$37,221	$24,832
Accrued operating expenses	20,383	17,203
Accrued royalties	8,617	9,185
Accrued freight	4,053	5,051
Accrued interest	6,333	4,589
Accrued non-income taxes	1,642	1,553
Other	4,093	4,291
Total accrued expenses	$82,342	$66,704
Note 11—Reorganization Items, Net
Expenses and income directly associated with the Chapter 11 Cases are reported separately in the Statements of Operations as reorganization items as required by ASC 852. Reorganization items also include adjustments to reflect the carrying value of liabilities subject to compromise at their estimated allowed claim amounts, as such adjustments are determined.
Reorganization items include an allocation of professional fees incurred in relation to the Chapter 11 Cases. For the three months ended March 31, 2016 (Predecessor), the cost of these professional fees was allocated on the basis of the Predecessor’s assets as compared to the total assets of the Parent.
The following table presents reorganization items (in thousands):

Predecessor
For the three months ended March 31,
2016
Professional fees	(10,962)
Rejected executory contracts, leases and other	18,882
Reorganization items, net	$7,920

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Net cash paid for reorganization items for the three months ended March 31, 2016 (Predecessor) totaled approximately $12.3 million.
Note 12—Restructuring Costs
For the three months ended March 31, 2016 (Predecessor), the Predecessor recognized restructuring charges of approximately $3.4 million, due to workforce reductions at the Alabama No. 7 underground mine, the Alabama No. 4 underground mine and corporate headquarters in conjunction with cost containment initiatives implemented in response to the deterioration in the metallurgical coal market. The restructuring charges consist primarily of severance and related benefits costs. The Company does not expect to incur any additional restructuring charges in the Successor periods in connection with the Predecessor restructuring actions.
Note 13— Pneumoconiosis ("Black Lung") Obligations
The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, the Company was insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the Asset Acquisition. Beginning June 1, 2018, the Company has a deductible policy where the Company is responsible for the first $0.5 million for each black lung claim.
In addition, in connection with the Asset Acquisition, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016. The Company is self-insured for the black lung claims assumed in the Asset Acquisition. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor required the Company to post $17.5 million in Treasury bills as collateral, in addition to maintaining a black lung trust acquired in the Asset Acquisition. The $17.5 million of collateral is recognized as short-term investments and the $3.6 million and $4.0 million black lung trust is offset against the long-term portion of the black lung obligations within the Balance Sheet as of December 31, 2018 and December 31, 2017, respectively. Under the terms of the agreement with the U.S. Department of Labor, the Company may elect to replace the $17.5 million collateral deposit with a surety bond or other form of assurance every six months. The estimated total black lung liabilities (net of black lung trust assets) were $26.8 million as of December 31, 2018, of which $1.6 million is classified in other current liabilities and the remainder of $25.2 million is shown as a long-term liability in a separate line item in the Consolidated Balance Sheet. For the year ended December 31, 2017, the estimated black lung liabilities were $31.9 million, of which $1.7 million is classified in other current liabilities and $30.2 million is displayed as a long-term liability in a separate line item in the Balance Sheet. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.
Note 14—Pension and Other Postretirement Benefits
Successor Benefit Plans
In connection with the Asset Acquisition, the Company did not assume any of the Parent’s obligations under the plans discussed in further detail below. The Company established new employee benefit plans for its employees subsequent to closing the Asset Acquisition. The plans are defined contribution plans. Contributions to these defined contribution plans amounted to $3.1 million for the year ended December 31, 2018, $1.4 million for the year ended December 31, 2017 and $1.1 million for the nine months ended December 31, 2016.
New Initial CBA
In connection with the Asset Acquisition, the Company negotiated a new initial collective bargaining agreement (“CBA”) with the United Mine Workers of America ("UMWA") (the “UMWA CBA”), which was ratified by UMWA’s members on February 16, 2016 and expires on March 31, 2021. Pursuant to the UMWA CBA, the Company agreed to contribute $25.0 million to a Voluntary Employee Beneficiary Association (“VEBA”) trust formed and administered by the UMWA. Approximately 69% of the Company's employees were represented by the UMWA as of December 31, 2018 and December 31, 2017.

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
On December 28, 2015 the Bankruptcy Court entered the Memorandum Opinion and Order Granting Debtors’ Motion for an Order (I) authorizing the Walter Energy Debtors to (A) reject collective bargaining agreements, (B) implement final labor proposals, and (C) terminate retiree benefits; and (II) granting related relief, authorizing the Walter Energy Debtors to reject their collective bargaining agreements with the UMWA (the “UMWA Order”). The UMWA Order authorized the Walter Energy Debtors to reject their collective bargaining agreements with the UMWA and allow for the sale of the Walter Energy Debtors’ assets free and clear of collective bargaining obligations. The contributions to the Parent’s defined benefit plans related to the Predecessor’s employees recognized as expenses were $6.2 million for the three months ended March 31, 2016 (Predecessor).
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
The Parent was required under its agreements with the UMWA, specifically the 1974 UMWA Pension Plan, the UMWA Combined Benefit Fund, the UMWA 1992 Benefit Fund, the UMWA 1993 Benefit Plan, and the 2012 Retiree Bonus Plan, to pay amounts based principally on hours worked by UMWA represented employees. Contributions under the UMWA multi-employer pension and benefit plans were set at an aggregate rate of $8.16 per hour worked. Aggregate contributions related to the Predecessor’s employees under these plans were approximately $6.2 million for the three months ended March 31, 2016 (Predecessor).
Note 15—Equity Award Plans

Warrior Met Coal, LLC 2016 Equity Incentive Plan

The Company adopted the Warrior Met Coal, LLC 2016 Equity Incentive Plan (the “2016 Equity Plan”). Under the 2016 Equity Plan, employees, directors and officers of the Company were granted equity interests in Warrior Met Coal, LLC in the form of restricted units and phantom units. In connection with the corporate conversion on April 12, 2017, the awards of restricted units were converted into restricted shares of common stock of the Company (the "Restricted Shares").

The Restricted Shares have certain service-based, performance-based and market-based vesting conditions, including the occurrence of an initial public offering or a change in control as set forth in the 2016 Equity Plan and the applicable award agreements. As of December 31, 2018, 805,083 Restricted Shares were issued, of which, approximately 25,335 had been forfeited and 630,209 had vested. Upon effectiveness of the 2017 Equity Plan (defined below), no further awards were granted under the 2016 Equity Plan.

Holders of phantom shares have the right to receive shares of the Company on the earlier of (i) a change in control as defined by the 2016 Equity Plan or (ii) the fifth anniversary of the grant date of the phantom share. The phantom shares are settled in the Company’s shares. As of December 31, 2018, there were 43,580 phantom shares issued to a director of the Company, all of which were fully vested upon issuance.

Restricted Shares were issued proportionally as Tranche A, Tranche B, and Tranche C shares.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Tranche A shares have service and performance based vesting conditions and the awards vest in equal installments on each of the first five anniversaries of the grant date that occurs prior to an IPO and thereafter, subject to the employee’s continued employment or the director’s continued service with the Company through these dates. Vesting is conditioned and contingent upon at least 50% of the shares originally acquired by Walter Energy’s First Lien Lenders in the Asset Acquisition having been disposed of to an independent third party, whether before or after the IPO. During the second quarter of 2018, certain stockholders of the Company sold in two separate transactions an aggregate of 13,000,000 shares of the Company's common stock in public secondary offerings (see Note 19). In connection with the first of these secondary offerings, the performance based vesting condition was met resulting in approximately $3.6 million of incremental stock compensation expense. The remaining awards shall vest over the remaining time based vesting conditions. As of December 31, 2018, 98,126 Tranche A shares have vested. In the event of a change in control, any Tranche A shares that have not previously vested shall become fully vested at the time of such change in control, subject to the employee’s continued employment or the director's continued service with the Company through the change in control date.

The Tranche B and Tranche C shares are performance and market- based awards, with vesting being contingent upon the achievement of certain market conditions and subject to the employee’s continued employment or the director's continued service with the Company through the date of achievement. In 2017, 532,083 Tranche B and Tranche C shares met the required performance and market conditions and were fully vested. In connection with the vesting of the Tranche B and C shares, the Company recognized approximately $3.2 million in stock compensation expense for the year ended December 31, 2017. The Company also recognized an excess income tax benefit of $3.4 million in connection with this vesting.

As of December 31, 2018, unrecognized compensation expense related to the 2016 Equity Plan amounted to approximately $1.0 million.

The following table presents a summary of Restricted Shares granted under the 2016 Equity Plan for the year ended December 31, 2018:

	Number of Restricted Class C Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	266,027	$21.34
Granted	—
Forfeited	(18,362)	$21.34
Vested	(98,126)	$21.34
Outstanding at December 31, 2018	149,539	$21.34

The Company used the Black-Scholes option pricing model to estimate the fair value of restricted Tranche A shares granted and the Monte Carlo pricing model to estimate the fair value of restricted Tranche B and C shares granted. The pricing model incorporated the assumptions as presented in the following table, shown at their weighted average values:

	Successor
	For the year ended December 31, 2017	For the nine months ended December 31, 2016
Expected stock price volatility (a)	35%	25.25%
Risk-free interest rate (b)	1.75%	1.25%
Expected life (years) (c)	4.17	5.00

(a)	The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.

(b)	The risk-free rate for periods within the expected term of the award is based on the U.S. Government Bond yield with a term equal to the awards' expected term on the date of grant.

(c)	Expected life represents the period of time that awards granted are expected to be outstanding.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2018 is 5,657,450. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2018 the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $2.1 million for the year ended December 31, 2018 associated with the granting of the awards. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $1.5 million as of December 31, 2018.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the year ended December 31, 2018 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2017	8,823	$18.51
Granted	201,512	$27.71
Forfeited	(15,935)	$27.92
Vested	(2,875)	$18.39
Outstanding at December 31, 2018	191,525	$27.30

Equity Modification
On March 31, 2017, the board of managers of the Company declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). The Special Distribution with respect to such Restricted Shares was not paid but held in trust pending their vesting. As of December 31, 2018, approximately $5.4 million is held in the trust and is included within other long-term assets in the accompanying Balance Sheets.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
In connection with the Modification, for the year ended December 31, 2017, the Company recognized a reduction to dividends payable of $0.2 million associated with the holders that elected to receive cash and $1.3 million was treated as an adjustment to equity for those that elected RSUs.
Predecessor Stock-Based Compensation
Certain of the Predecessor’s employees participated in stock-based compensation plans sponsored by the Parent.
For the three months ended March 31, 2016 (Predecessor) the Predecessor recorded stock-based compensation expense related to equity awards granted by the Parent totaling approximately $0.4 million.
Note 16—Debt
Debt consisted of the following (in thousands):

	December 31, 2018	December 31, 2017	Weighted Average Interest Rate at December 31, 2018	Final Maturity
Senior secured notes	$475,000	$350,000	8%	2024
Promissory note	760	3,725	4%	2019
Debt discount, net	(6,769)	(7,812)
Total debt	468,991	345,913
Less: current debt	(760)	(2,965)
Total long-term debt	$468,231	$342,948
The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2018 is as follows (in thousands):

	Payments Due
	2019	2020	2021	2022	2023	Thereafter
Senior secured notes	$—	$—	$—	$—	$—	$475,000
Promissory note	760	—	—	—	—	—
Total	$760	$—	$—	$—	$—	$475,000
ABL Facility
On October 15, 2018, the Company entered into an Amended and Restated Asset-Based Revolving Credit Agreement, by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, N.A, as administrative agent and collateral agent (in such capacities, the "Agent"), which amended and restated in its entirety the existing ABL Facility, and, among other things (i) increased the aggregate commitments available to be borrowed under the ABL Facility to $125.0 million, (ii) extended the maturity date of the ABL Facility to October 15, 2023, (iii) decreased the applicable interest rate margins with respect to the loans and the applicable fees in connection with the issuance of letters of credit, and (iv) amended certain covenants and other terms and provisions.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on October 15, 2023. As of December 31, 2018, no loans were outstanding under the ABL Facility and there were $4.6 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2018, the Company had $120.4 million of availability under the ABL Facility (calculated net of $4.6 million of letters of credit outstanding at such time).
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2018, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2018.
Promissory Note
In connection with the Asset Acquisition, the Company assumed a security agreement and promissory note, which had an outstanding balance of $0.8 million as of December 31, 2018, all of which was classified as a current obligation. The amount owed in respect of the promissory note was originally used for the purchase of underground mining equipment and such note is secured by the same mining equipment. The promissory note matures on March 31, 2019 and bears a fixed interest rate of 4.00% per annum. The Company is required to make monthly payments of principal and interest during the term of the promissory note.
Senior Secured Notes
On November 2, 2017, the Company consummated a private offering (the “Offering”) of $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of approximately $340.0 million from the Offering, together with cash on hand of approximately $260.0 million, to pay a special cash dividend of approximately $600.0 million, or $11.21 per share, to all of its stockholders on a pro rata basis (the "November Special Dividend").
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
In connection with the issuance of the New Notes, the Company incurred transaction costs of $6.4 million for the year ended December 31, 2018, which consists of legal fees and structuring fees, and is included in transaction and other expenses in the Statements of Operations. In addition, the Company incurred debt issuance costs of approximately $3.7 million, which consists of consent solicitation fees paid to holders of the Existing Notes (as defined below), and is included in long-term debt in the Balance Sheet.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The New Notes and the $350.0 million in aggregate principal amount of the Company’s existing 8.00% Senior Secured Notes due 2024 (the “Existing Notes” and, together with the New Notes, the "Notes"), rank pari passu in right of payment and constitute a single class of securities for all purposes under the Indenture, including, without limitation, waivers, amendments, redemptions, offers to purchase and collateral matters, and are fungible (except that the New Notes issued pursuant to Regulation S traded separately under different CUSIP/ISIN numbers until 40 days after the issue date, but thereafter any such holders may transfer their New Notes pursuant to Regulation S into the same CUSIP/ISIN numbers as the Existing Notes issued pursuant to Regulation S).
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
Note 17—Related Party Transactions
In connection with the Asset Acquisition, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $3.2 million for the year ended December 31, 2018, $2.9 million for the year ended December 31, 2017, $1.7 million for the nine months ended December 31, 2016, and $0.3 million for the three months ended March 31, 2016 (Predecessor).
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
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2018 and December 31, 2017, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2018 and December 31, 2017, there were no items accrued for miscellaneous litigation.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2018 and December 31, 2017, the Company had no liability recorded for minimum throughput requirements.
Lease and Royalty Obligations
The Company’s leases are primarily for mining equipment and automobiles. At December 31, 2018 and 2017, the total cost of assets under capital leases was $7.9 million and $9.9 million, respectively. Accumulated amortization on assets under capital leases was $2.1 million and $1.6 million as of December 31, 2018 and 2017, respectively. Amortization expense for capital leases is included in depreciation and depletion expense. Future minimum payments under non-cancellable capitalized leases as of December 31, 2018 were as follows (in thousands):

Capitalized Leases
2019	$4,310
2020	172
2021	—
2022	—
2023	—
Total	4,482
Less: amount representing interest	(28)
Present value of minimum lease payments	$4,454
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $101.0 million, $93.3 million, $17.5 million, and $3.6 million for the year ended December 31, 2018, the year ended December 31, 2017, the nine months ended December 31, 2016, and the three months ended March 31, 2016 (Predecessor), respectively.
Note 19—Stockholders' Equity

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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

As of December 31, 2018, the Company has repurchased 1,633,200 shares for approximately $38.0 million, leaving approximately $2.0 million of share repurchases authorized under the Stock Repurchase Program.

Secondary Equity Offerings

On May 10, 2018 certain stockholders of the Company sold 8,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $24.20 per share. The Company did not receive any of the proceeds from this offering. In connection with this offering, the Company repurchased 500,000 shares of common stock under the Stock Repurchase Program, funded with cash on hand for the aggregate amount of $12.1 million (the "Stock Repurchase"). The shares repurchased by the Company in the Stock Repurchase are reflected as Treasury Stock on the Balance Sheets.

On June 14, 2018, certain stockholders of the Company sold 5,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $28.35 per share. The Company did not receive any of the proceeds from the offering.

On August 8, 2018, certain stockholders of the Company sold 2,204,806 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $25.40 per share. The Company did not receive any of the proceeds from the offering.

We refer to these offerings herein collectively as the "Secondary Equity Offerings." In connection with the Secondary Equity Offerings, we incurred transaction costs of approximately $2.7 million for the twelve months ended December 31, 2018, respectively.
Note 20—Derivative Instruments
The Company enters into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of December 31, 2018, the Company had natural gas swap contracts outstanding with notional amounts 2,100 million British thermal units maturing in the first quarter of 2019. As of December 31, 2017, the Company had natural gas swap contracts outstanding with notional amounts totaling 8,400 million British thermal units maturing in the fourth quarter of 2018.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. The Company records all derivative instruments at fair value and had a liability of $0.2 million related to natural gas swap contracts outstanding as of December 31, 2018, which is included in other current liabilities, and $1.7 million as of December 31, 2017 included in prepaid expenses in the accompanying Balance Sheets.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 21—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicate the level of the fair value hierarchy utilized to determine such fair values (in thousands):

	Successor
	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$178	$—	$178

	Successor
	Fair Value Measurements as of December 31, 2017 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$1,644	$—	$1,644
 The Company has no other assets or other liabilities measured at fair value on a recurring basis as of December 31, 2018 or December 31, 2017. During the year ended December 31, 2018, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the year ended December 31, 2018.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of December 31, 2018, there were no borrowings outstanding under the ABL Facility and there were $4.6 million of letters of credit issued and outstanding under the ABL Facility. The estimated fair value of the Notes is approximately $471.4 million based upon observable market data (Level 2). The carrying value of the Company's outstanding promissory note approximates its fair value.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,
	2018	2017	2016
Numerator:
Net income (loss)	$696,787	$455,046	$(49,673)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	52,812	52,800	52,640
Dilutive restricted stock awards and units	106	6	—
Weighted-average shares used to compute net income (loss) per share—diluted	52,918	52,806	52,640
Net income (loss) per share—basic	$13.19	$8.62	$(0.94)
Net income (loss) per share—diluted	$13.17	$8.62	$(0.94)
As of December 31, 2018, there were 88,809 shares of common stock issued under the 2016 Equity Plan to certain directors and employees, for which the service based vesting conditions were not met as of the measurement date and are included in dilutive earnings per share. There were 109,654 shares granted under the 2017 Equity Plan to certain directors and employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share. As of December 31, 2018, there were 43,580 shares of common stock contingently issuable upon the settlement of a vested phantom unit award under the 2016 Equity Plan and 13,157 shares of common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date is the earlier of a change in control as described in the 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share. As of December 31, 2018 there were 44,265 shares of common stock issued under the 2017 Equity plan to certain directors and employees which immediately vested, but settle over the next two years on the anniversary of issuance. As such, these shares have been included in both basic and diluted earnings per share. As of December 31, 2018, there were 17,182 shares of common stock issued under the 2017 Equity Plan to certain directors and employees for which the service based vesting conditions were not met as of the measurement date and are included in dilutive earnings per share.
On March 31, 2017, the Company's board of managers declared a cash distribution of $3.56 per share, totaling $190.0 million, which was paid on March 31, 2017 to holders of Class A Units, Class B Units and Class C Units of record as of March 31, 2017.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

On November 2, 2017, the Board declared the November Special Dividend of approximately $600.0 million, which was funded with the net proceeds from the Notes Offering, together with cash on hand of approximately $260.0 million and was paid on November 22, 2017 to stockholders of record as of the close of business on November 13, 2017.
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

On October 23, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately
$2.7 million, which was paid on November 9, 2018 to stockholders of record as of the close of business on November 2,
2018.

On February 19, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which will be paid on March 11, 2019, to stockholders of record as of the close of business on March 4, 2019.
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
Revenues
Mining	$1,342,683	$1,124,645	$276,560	$65,154
All other	35,324	44,447	21,074	6,229
Total revenues	$1,378,007	$1,169,092	$297,634	$71,383

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the year ended December 31,
	2018	2017	2016	2016
Capital Expenditures
Mining	$97,607	$89,700	$9,342	$4,588
All other	4,013	2,925	2,189	834
Total capital expenditures	$101,620	$92,625	$11,531	$5,422
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Successor			Predecessor
	For the year ended December 31,	For the year ended December 31,	For the nine months ended December 31,	For the three months ended March 31,
	2018	2017	2016	2016
Segment Adjusted EBITDA	$626,038	$532,115	$31,837	$(7,143)
Other revenues	35,324	44,447	21,074	6,229
Cost of other revenues	(10,172)	(28,422)	(19,367)	(4,698)
Depreciation and depletion	(97,209)	(75,413)	(47,413)	(28,958)
Selling, general and administrative	(36,626)	(36,453)	(20,507)	(9,008)
Other postretirement benefits	—	—	—	(6,160)
Restructuring charges	—	—	—	(3,418)
Transaction and other costs	(9,068)	(12,873)	(13,568)	—
Interest expense, net	(37,314)	(6,947)	(1,711)	(16,562)
Reorganization items, net	—	—	—	7,920
Gain on extinguishment of debt	—	—	—	—
Income tax benefit (expense)	225,814	38,592	(18)	(18)
Net income (loss)	$696,787	$455,046	$(49,673)	$(61,816)

Note 24—Subsequent Events

Regular Quarterly Dividend

On February 19, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which will be paid on March 11, 2019, to stockholders of record as of the close of business on March 4, 2019.

Restricted Payment Offer and Concurrent Tender Offer
On February 21, 2019, the Company announced the commencement of an offer to repurchase (the "Restricted Payment Offer") up to $150.0 million aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the “Notes”) at a repurchase price of 103% of the principal amount plus accrued and unpaid interest to the repurchase date. The Restricted Payment Offer is being made in accordance with the indenture governing the Notes to provide the Company with the ability in the future to declare special dividends and/or repurchase shares of common stock of an estimated $150 million. The Company concurrently announced the launch of a tender offer (the “Tender Offer”) to repurchase up to $150 million aggregate principal amount of its Notes, at a repurchase price of 104.25% of the principal amount plus accrued and unpaid interest to the repurchase date. This Annual Report on Form 10-K is not an offer to purchase or a solicitation of an offer to sell the Notes in the Restricted Payment Offer or the Tender Offer.

SUPPLEMENTAL SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share amounts)

	Quarter Ended
	Successor
Fiscal Year 2018	March 31	June 30	September 30	December 31
Total revenues	$421,788	$322,555	$273,304	$360,360
Gross profit (1)	$223,328	$136,674	$99,412	$191,776
Operating income	$187,254	$101,096	$62,719	$157,218
Net income (2)	$178,694	$91,312	$52,591	$374,190
Net income per share—basic	$3.36	$1.72	$1.00	$7.13
Net income per share—diluted	$3.36	$1.72	$1.00	$7.11

	Quarter Ended
	Successor
Fiscal Year 2017	March 31	June 30	September 30	December 31
Total revenues	$253,964	$363,370	$311,955	$239,803
Gross profit (1)	$139,641	$195,423	$115,406	$97,670
Operating income (loss)	$110,853	$163,276	$82,770	$66,502
Net income (loss) (3)	$108,308	$129,865	$119,717	$97,156
Net income (loss) per share—basic and diluted (4)	2.06	$2.46	$2.27	$1.83

(1)	Represents total revenues less cost of sales (exclusive of items shown separately below) and cost of other revenues (exclusive of items shown separately below) for each respective period.

(2)
Net income included transaction and other costs of $3.3 million, $1.0 million, $3.3 million, and $1.5 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018. Net income for the three months ended December 31, 2018 also includes the impact of the NOL valuation allowance release discussed further in Note 8 and a change in the ARO due to revisions to estimates discussed further in Note 9.

(3)
Net income included transaction and other costs of $9.0 million and $3.8 million for the three months ended March 31, 2017 and June 30, 2017. Net income for the three months ended December 31, 2017 also includes the impact of the enactment of the Tax Cuts and Jobs Act.

(4)	The sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding.