Form 10-Q
period 2019-03-31
WARRIOR MET COAL, INC.
filed 2019-05-01
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
or
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of April 26, 2019: 51,554,805

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for metallurgical ("met") coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (as amended and restated, the "ABL Facility") and the Indenture (as defined below);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carry forwards ("NOLs");

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our pension and benefits, including post-retirement benefits;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend;

•	the timing and amount of any stock repurchases we make under our New Stock Repurchase Program (as defined below) or otherwise; and

•	terrorist attacks or security threats, including cybersecurity threats.

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2019	2018

Revenues:
Sales	$369,681	$412,879
Other revenues	8,609	8,909
Total revenues	378,290	421,788
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	182,628	190,676
Cost of other revenues (exclusive of items shown separately below)	7,745	7,784
Depreciation and depletion	22,233	24,552
Selling, general and administrative	8,905	8,234
Transaction and other expenses	—	3,288
Total costs and expenses	221,511	234,534
Operating income	156,779	187,254
Interest expense, net	(8,592)	(8,560)
Loss on early extinguishment of debt	(9,756)	—
Income before income tax expense	138,431	178,694
Income tax expense	27,984	—
Net income	$110,447	$178,694
Basic and diluted net income per share:
Net income per share—basic and diluted	$2.14	$3.36
Weighted average number of shares outstanding—basic	51,511	53,149
Weighted average number of shares outstanding—diluted	51,630	53,152
Dividends per share:	$0.05	$0.05
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2019 (Unaudited)	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$154,912	$205,577
Short-term investments	17,501	17,501
Trade accounts receivable	182,728	138,399
Income tax receivable	21,310	21,607
Inventories, net	70,356	56,719
Prepaid expenses and other receivables	19,199	29,366
Total current assets	466,006	469,169
Mineral interests, net	117,552	120,427
Property, plant and equipment, net	578,662	540,315
Non-current income tax receivable	21,310	21,310
Deferred income taxes	194,796	222,780
Other long-term assets	21,675	21,039
Total assets	$1,400,001	$1,395,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$42,222	$33,588
Accrued expenses	69,456	82,342
Other current liabilities	9,822	7,742
Current portion of long-term debt	—	760
Total current liabilities	121,500	124,432
Long-term debt	338,699	468,231
Asset retirement obligations	59,644	59,049
Other long-term liabilities	61,094	30,716
Total liabilities	580,937	682,428
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,282,529 issued and 51,560,688 outstanding as of March 31, 2019 and 53,256,098 issued and 51,622,898 outstanding as of December 31, 2018)	533	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (1,721,841 shares)	(40,000)	(38,030)
Additional paid in capital	240,408	239,827
Retained earnings	618,123	510,282
Total stockholders’ equity	819,064	712,612
Total liabilities and stockholders’ equity	$1,400,001	$1,395,040
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	$534	$—	$—	$329,993	$82,496	$413,023
Net income	—	—	—	—	178,694	178,694
Dividends paid ($0.05 per share)	—	—	—	—	(2,685)	(2,685)
Stock compensation	—	—	—	198	—	198
Common Shares issued	—	—	—	—	—	—
Other	—	—	—	(4,320)	—	(4,320)
Balance at March 31, 2018 (Unaudited)	$534	$—	$—	$325,871	$258,505	$584,910

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	$533	$—	$(38,030)	$239,827	$510,282	$712,612
Net income	—	—	—	—	110,447	110,447
Dividends paid ($0.05 per share)	—	—	—	—	(2,606)	(2,606)
Stock compensation	—	—	—	1,108	—	1,108
Treasury stock purchase	—	—	(1,970)	—	—	(1,970)
Other	—	—	—	(527)	—	(527)
Balance at March 31, 2019 (Unaudited)	$533	$—	$(40,000)	$240,408	$618,123	$819,064
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2019	2018

OPERATING ACTIVITIES
Net income	$110,447	$178,694
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	22,233	24,552
Deferred income tax expense	27,984	—
Stock based compensation expense	1,194	198
Amortization of debt issuance costs and debt discount/premium, net	381	638
Accretion of asset retirement obligations	812	1,155
Loss on early extinguishment of debt	9,756	—
Changes in operating assets and liabilities:
Trade accounts receivable	(44,329)	(34,579)
Income tax receivable	297	—
Inventories	(10,823)	1,784
Prepaid expenses and other receivables	10,167	11,893
Accounts payable	10,640	2,931
Accrued expenses and other current liabilities	(15,133)	8,948
Other	2,782	(2,476)
Net cash provided by operating activities	126,408	193,738
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(24,395)	(22,542)
Deferred mine development costs	(5,578)	—
Proceeds from sale of property, plant and equipment	234	—
Net cash used in investing activities	(29,739)	(22,542)
FINANCING ACTIVITIES
Dividends paid	(2,606)	(2,685)
Proceeds from issuance of debt	—	126,875
Retirements of debt, premium and fees	(140,272)	(765)
Principal repayments of capital lease obligations	(1,957)	—
Debt issuance costs paid	—	(3,713)
Common shares repurchased	(1,970)	—
Other	(527)	(4,320)
Net cash (used in) provided by financing activities	(147,332)	115,392
Net increase (decrease) in cash and cash equivalents and restricted cash	(50,663)	286,588
Cash and cash equivalents and restricted cash at beginning of period	206,405	36,264
Cash and cash equivalents and restricted cash at end of period	$155,742	$322,852

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)
Note 1—Business and Basis of Presentation
Description of the Business
Warrior Met Coal, Inc. (the "Company") is a U.S. based producer and exporter of met coal for a diversified customer base of blast furnace steel producers located primarily in Europe, South America and Asia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three months ended March 31, 2019 and March 31, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
Note 2—Summary of Significant Accounting Policies
Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements included in the 2018 Annual Report, except for changes related to new accounting pronouncements described in "New Accounting Pronouncements".
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows (in thousands):

	March 31, 2019	December 31, 2018
Cash and cash equivalents	$154,912	$205,577
Restricted cash included in other long-term assets	830	828
Total cash and cash equivalents and restricted cash included in the Condensed Statements of Cash Flows	$155,742	$206,405
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of March 31, 2019 and December 31, 2018, restricted cash included in other long-term assets in the Condensed Balance Sheets represents amounts invested in certificates of deposits as financial assurance for post mining reclamation obligations.
Short-Term Investments
Instruments with maturities greater than three months, but less than twelve months, are included in short-term investments. The Company purchases United States Treasury ("Treasury") bills with maturities ranging from six to twelve months which are classified as held to maturity and are carried at amortized cost, which approximates fair value. Securities classified as held to maturity are those securities that management has the intent and ability to hold to maturity.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

As of March 31, 2019 and December 31, 2018, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 14.

Since February 2017, we have had an arrangement with XCoal Energy & Resource ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended March 31, 2019 and 2018, XCoal accounted for approximately $94.9 million, or 25.8% of total revenues, and $86.2 million, or 20.8% of total revenues, respectively.

New Accounting Pronouncements

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, "Leases (Topic 842)" as of January 1, 2019 using the modified retrospective approach (the "New Leases Standard"). The New Leases Standard requires a lessee to recognize a right-of-use asset and lease liability on its balance sheet for all leases. The Company has chosen to use its adoption date as its date of initial application. As a result, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.
The Company made an accounting policy election that leases with an initial term of 12 months or less will remain off of its balance sheet and lease payments will instead be recognized in the Condensed Statements of Operations on a straight-line basis over the lease term. Additionally, the Company elected the package of practical expedients for all leases, which permits the Company to forego reassessing expired or existing contracts to determine: whether they are or contain leases, lease classification, and initial direct costs. Management elected the optional transition expedient which allows the Company to continue applying the current policy for accounting for expired or existing land easement contracts that were not previously accounted for under GAAP. New or modified land easements executed after adoption will be considered under the New Lease Standard. The Company elected the practical expedient as an accounting policy election for all asset classifications, which allows it to account for them as a single lease component, rather than as separate lease and non-lease components.
As the Company’s historical operating leases are primarily short term rental agreements of less than one year, the Company did not record any additional lease assets or lease liabilities upon adoption of the New Leases Standard. The New Leases Standard did not impact the Company's balance sheet or consolidated net income and had no impact on cash flows. As of March 31, 2019, the Company has a right-of-use asset of $5.8 million, net of accumulated amortization, and a liability of $6.9 million.

On August 17, 2018, the SEC adopted a final rule that eliminates or amends certain disclosure requirements that were deemed redundant and outdated in light of changes in SEC requirements, U.S. GAAP or changes in technology or the business environment. The rule also requires registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning balance to the ending balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed. The final rule became effective November 5, 2018. Beginning in the first quarter of fiscal 2019, we have provided a reconciliation for the quarterly period as well as the comparable prior period in this Form 10-Q. The eliminated or amended disclosures did not have a material impact on the Company’s unaudited condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Coal	$43,444	$32,854
Raw materials, parts, supplies and other, net	26,912	23,865
Total inventories, net	$70,356	$56,719
Note 4—Income Taxes
For the three months ended March 31, 2019, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.
The Company had income tax expense of $28.0 million for the three months ended March 31, 2019. The Company had no income tax expense for the three months ended March 31, 2018 due to the utilization of NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, the Company released its valuation allowance against its net deferred income tax assets in the fourth quarter of 2018.
Note 5—Debt
Debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018	Weighted Average Interest Rate at March 31, 2019	Final Maturity
Senior Secured Notes	$343,435	$475,000	8%	2024
Promissory note	—	760
Debt discount/premium, net	(4,736)	(6,769)
Total debt	338,699	468,991
Less: current debt	—	(760)
Total long-term debt	$338,699	$468,231
The Company's minimum debt repayment schedule, excluding interest, as of March 31, 2019 is as follows (in thousands):

	Payments Due
	2019	2020	2021	2022	2023	Thereafter
Senior Secured Notes	$—	$—	$—	$—	$—	$343,435
Total	$—	$—	$—	$—	$—	$343,435

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Senior Secured Notes
On November 2, 2017, the Company issued $350.0 million aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the "Original Notes"). It then issued an additional $125.0 million in aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the “New Notes” and, together with the Original Notes, the "Notes") on March 1, 2018. The New Notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture"), among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and priority lien collateral trustee, as supplemented by the First Supplemental Indenture, dated as of March 1, 2018 (the "First Supplemental Indenture" and, the Original Indenture as supplemented thereby and by the Second Supplemental Indenture, dated as of March 2, 2018, the "Indenture"). The Notes mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year.
Offers to Purchase the Notes
On February 21, 2019, the Company commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150,000,000 principal amount of its outstanding Notes, at a repurchase price of 103% of the aggregate principal amount of such Notes, plus accrued and unpaid interest with respect to such Notes to, but not including, the date of repurchase (the “Restricted Payment Repurchase Price”). Concurrently with, but separate from, the Restricted Payment Offer, the Company commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150,000,000 principal amount of the Notes at a repurchase price of 104.25% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase (the “TO Repurchase Price”). The Offers expired on March 22, 2019 (the “Expiration Date”).

Restricted Payment Offer

As of the Expiration Date, $1,900,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Restricted Payment Offer. Pursuant to the terms of the Restricted Payment Offer:

(1) an automatic pro ration factor of 31.5789% was applied to the $1,900,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Restricted Payment Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $599,000 aggregate principal amount of the Notes (the “RP Pro-Rated Tendered Notes”);

(2) the Company accepted all $599,000 aggregate principal amount of the RP Pro-Rated Tendered Notes for payment of the Restricted Payment Repurchase Price in cash; and

(3) the remaining balance of $1,301,000 aggregate principal amount of the Notes tendered that were not RP Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.

The Company consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, the Company was permitted to make one or more restricted payments in the form of special dividends to holders of the Company’s common stock and/or repurchases of the Company’s common stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. The Company intends to use the RP Basket to pay the April 2019 Special Dividend (as defined below) and make repurchases under the New Stock Repurchase Program (as defined below).

Tender Offer

As of the Expiration Date, $415,099,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. Pursuant to the terms of the Tender Offer:

(1) an automatic pro ration factor of 31.5789% was applied to the $415,099,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Tender Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $130,966,000 aggregate principal amount of the Notes (the “TO Pro-Rated Tendered Notes”);

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

(2) the Company accepted all $130,966,000 aggregate principal amount of the TO Pro-Rated Tendered Notes for payment of the TO Repurchase Price in cash; and

(3) the remaining balance of $284,133,000 aggregate principal amount of the Notes tendered that were not TO Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.

The Company consummated the Tender Offer on March 26, 2019.

In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, the Company recognized a loss on early extinguishment of debt of $9.8 million during the three months ended March 31, 2019.

Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	March 31, 2019	December 31, 2018
Black lung obligations	$25,297	$25,206
Property, plant, and equipment obligation(1)	32,727	—
Other(2)	3,070	5,510
Total other long-term liabilities	$61,094	$30,716

(1) Represents a noncash investing activity that is not included in our Condensed Statements of Cash Flows.
(2) Approximately $2.1 million as of March 31, 2019 represents a capital lease that is a noncash investing activity that is not included in our Condensed Statements of Cash Flows.

Note 7—Leases

The Company primarily enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet in accordance with the Company's accounting policy election described in Note 2. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has finance leases for certain mining equipment that expires over various contractual periods. The leases have remaining lease terms of one to two years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

March 31, 2019
Finance lease right-of-use assets, net(1)	$5,771
Finance lease liabilities
Current	4,559
Noncurrent	2,350
Total finance lease liabilities	$6,909

Weighted average remaining lease term - finance leases (in months)	10.2
Weighted average discount rate - finance leases(2)	1.25%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $2.8 million as of March 31, 2019.
(2) As most of the Company's leases do not provide an implicit discount rate, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

The components of lease expense were as follows (in thousands):

For the three months ended March 31, 2019
Operating lease cost(1):	$144
Finance lease cost:
Amortization of leased assets	1,957
Interest on lease liabilities	13
Net lease cost	$2,114
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2019	$4,582
2020	2,368
2021	—
2022	—
2023	—
Total	6,950
Less: amount representing interest	(41)
Present value of lease liabilities	$6,909
(1) Finance lease payments exclude $3.2M of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

For the three months ended March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$13
Financing cash flows from finance leases	$1,957
Right-of-use assets obtained in exchange for lease obligations:
Finance leases	$2,086
As of March 31, 2019, the Company had additional finance leases, primarily for mining equipment, that have not yet commenced of $3.2 million. These finance leases will commence between fiscal year 2019 and 2021 with lease terms of one to two years.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Note 8—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2019	2018
Numerator:
Net income	$110,447	$178,694
Denominator:
Weighted-average shares used to compute net income per share—basic	51,511	53,149
Dilutive restrictive stock awards	119	3
Weighted-average shares used to compute net income per share—diluted	51,630	53,152
Net income per share—basic and diluted	$2.14	$3.36
2017 Equity Plan
On February 8, 2019, the Company awarded 306,314 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years. The Company recognized approximately $0.5 million in stock compensation expense associated with these awards for the three months ended March 31, 2019.
Additionally, the Company awarded $1.5 million of restricted stock unit awards under the 2017 Equity Plan that can be settled in shares or in cash at the election of employees. These awards have certain service-based and performance-based vesting conditions and can be earned no later than December 31, 2021. If the Company were to settle these awards in shares these awards would represent 49,342 shares based on the Company's closing share price on March 31, 2019. The Company recognized approximately $86 thousand in stock compensation expense associated with these awards for the three months ended March 31, 2019.
As of March 31, 2019, there were 157,124 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 28,302 share impact on dilutive weighted average shares. As of March 31, 2019, there were 280,492 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. For the 49,342 restricted stock unit awards classified as a liability, the Company considered the impact on diluted earnings as if the award was settled in cash or in shares. As the impact of these shares is anti-dilutive, they have been excluded from both basic and diluted earnings per share.
As of March 31, 2019, there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award granted under our 2016 Equity Plan (as defined below) and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Plan, as applicable. The settlement date for these awards is the earlier of a change in control as described in our 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income per share.

2016 Equity Plan

As of March 31, 2019, there were 124,307 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had an 90,419 share impact on dilutive weighted average shares.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $0.1 million for the three months ended March 31, 2019 and $0.8 million for the three months ended March 31, 2018.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2019 and December 31, 2018, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2019 and December 31, 2018, there were no items accrued for miscellaneous litigation.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2019 and December 31, 2018, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $26.7 million for the three months ended March 31, 2019 and $22.3 million for the three months ended March 31, 2018.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Note 11—Stockholders' Equity

Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01, par value per share and 10,000,000 shares of preferred stock $0.01 par value per share.

New Stock Repurchase Program

On March 26, 2019, the Company's board of directors (the "Board") approved the Company's second stock repurchase program (the “New Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of $70.0 million of the Company's outstanding common stock. The Company fully exhausted its previous stock repurchase program (the "First Stock Repurchase Program") of $40.0 million of its outstanding common stock. The New Stock Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. The New Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.

Under the New Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements as determined from time to time by the Company and other considerations. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity.
Note 12—Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2019, the Company had no natural gas swap contracts outstanding. As of December 31, 2018, the Company had natural gas swap contracts outstanding with notional amounts totaling 2,100 million British thermal units maturing in the first quarter of 2019.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had no liability as of March 31, 2019 and a liability of $0.2 million as of December 31, 2018 included in other current liabilities in the accompanying Condensed Balance Sheets.
Note 13—Fair Value of Financial Instruments
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2019. The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$178	$—	$178
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

Debt—The Company's outstanding debt is carried at cost. As of March 31, 2019, there were no borrowings outstanding under the ABL Facility, with $120.4 million available, net of outstanding letters of credit of $4.6 million. There were no borrowings outstanding under the ABL Facility and there were $4.6 million of letters of credit issued and outstanding under the ABL Facility as of December 31, 2018. The estimated fair value of the Notes is approximately $358.9 million based upon observable market data (Level 2).
Note 14—Segment Information
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2019	2018
Revenues
Mining	$369,681	$412,879
All other	8,609	8,909
Total revenues	$378,290	$421,788

	For the three months ended March 31,
	2019	2018
Capital Expenditures
Mining	23,210	$21,096
All other	1,185	1,446
Total capital expenditures	24,395	$22,542
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, net interest expense, income tax expense, loss on early extinguishment of debt and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED)

of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended March 31,
	2019	2018
Segment Adjusted EBITDA	$187,053	$222,203
Other revenues	8,609	8,909
Cost of other revenues	(7,745)	(7,784)
Depreciation and depletion	(22,233)	(24,552)
Selling, general and administrative	(8,905)	(8,234)
Transaction and other expenses	—	(3,288)
Loss on early extinguishment of debt	(9,756)	—
Interest expense, net	(8,592)	(8,560)
Income tax expense	(27,984)	—
Net income	$110,447	$178,694
Note 15—Subsequent Events

Regular Quarterly Dividend

On April 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on May 10, 2019 to stockholders of record as of the close of business on May 3, 2019.

April 2019 Special Dividend

On April 23, 2019, the Board declared a special cash dividend of approximately $230.0 million (the "April 2019 Special Dividend"), which will be paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019. The Company intends to fund the April 2019 Special Dividend with cash on hand.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2019 and March 31, 2018. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a large scale, low cost U.S.-based producer and exporter of premium met coal operating two highly productive underground mines in Alabama.
As of December 31, 2018, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 108.3 million metric tons of recoverable reserves and our undeveloped Blue Creek Energy Mine ("Blue Creek") contained 103.0 million metric tons of recoverable reserves. Our hard coking coal (“HCC”), mined from the Southern Appalachian region of the United States, is characterized by low-to-medium volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high quality coal, our realized price has historically approximated the Platts Premium Low Volatility ("LV") Free-On-Board ("FOB") Australia Index Price (the "Platts Index"). Coal from Mine No. 7 is classified as a premium LV HCC and coal from Mine No. 4 is classified as premium LV to mid-volatility ("MV") HCC. In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Platts Index.
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
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) Segment Adjusted EBITDA, a non-GAAP (as defined below) financial measure; (ii) sales volumes and average selling price, which drive coal sales revenue; (iii) cash cost of sales, a non-GAAP financial measure; and (iv) Adjusted EBITDA, a non-GAAP financial measure.

	For the three months ended March 31,
	2019	2018
(in thousands)
Segment Adjusted EBITDA	$187,053	$222,203
Metric tons sold	1,901	1,920
Metric tons produced	2,084	1,904
Gross price realization(1)	98%	99%
Average selling price per metric ton	$194.47	$215.04
Cash cost of sales per metric ton	$95.71	$98.98
Adjusted EBITDA	$181,018	$216,447
(1) For the three months ended March 31, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, loss on early extinguishment of debt and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to accounting principles generally accepted in the United States ("GAAP"), are classified in the Condensed Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it free-on-board at the Port of Mobile. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that this non-GAAP financial measure provides additional insight into our operating performance, and reflects how management analyzes our operating performance and compares that performance against other companies for purposes of business decision making by excluding the impact of certain items that management does not believe are indicative of our core operating performance. We believe that cash costs of sales presents a useful measure of our controllable costs and our operational results by including all costs incurred to produce met coal and sell it free-on-board at the Port of Mobile. Period-to-period comparisons of cash cost of sales are intended to help management identify and assess additional trends that potentially impact us and that may not be shown solely by period-to-period comparisons of cost of sales. Cash cost of sales should not be considered an alternative to cost of sales or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash cost of sales excludes some, but not all, items that affect cost of sales, and our presentation may vary from the presentations of other companies. As a result, cash cost of sales as presented below may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of cash cost of sales to total cost of sales, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended March 31,
	2019	2018
(in thousands)
Cost of sales	$182,628	$190,676
Asset retirement obligation accretion	(373)	(560)
Stock compensation expense	(319)	(67)
Cash cost of sales	$181,936	$190,049

Adjusted EBITDA
We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, transaction and other expenses and loss on early extinguishment of debt. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended March 31,
	2019	2018
Net income	$110,447	$178,694
Interest expense, net	8,592	8,560
Income tax expense	27,984	—
Depreciation and depletion	22,233	24,552
Asset retirement obligation accretion (1)	812	1,155
Stock compensation expense (2)	1,194	198
Transaction and other expenses (3)	—	3,288
Loss on early extinguishment of debt (4)	9,756	—
Adjusted EBITDA	$181,018	$216,447

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by us in connection with the issuance of the New Notes (defined below) (See Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).

(4)	Represents a loss incurred in connection with the early extinguishment of debt (See Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).

Results of Operations
Three Months Ended March 31, 2019 and 2018
The following table summarizes certain unaudited financial information for the three months ended March 31, 2019 and 2018.

	For the three months ended March 31,
(in thousands)	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$369,681	97.7%	$412,879	97.9%
Other revenues	8,609	2.3%	8,909	2.1%
Total revenues	378,290	100.0%	421,788	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	182,628	48.3%	190,676	45.2%
Cost of other revenues (exclusive of items shown separately below)	7,745	2.0%	7,784	1.8%
Depreciation and depletion	22,233	5.9%	24,552	5.8%
Selling, general and administrative	8,905	2.4%	8,234	2.0%
Transaction and other expenses	—	—%	3,288	0.8%
Total costs and expenses	221,511	58.6%	234,534	55.6%
Operating income	156,779	41.4%	187,254	44.4%
Interest expense, net	(8,592)	(2.3)%	(8,560)	(2.0)%
Loss on early extinguishment of debt	(9,756)	(2.6)%	—	—%
Income before income taxes	138,431	36.6%	178,694	42.4%
Income tax expense	27,984	7.4%	—	—%
Net income	$110,447	29.2%	$178,694	42.4%
Sales and cost of sales components on a per unit basis for the three months ended March 31, 2019 and 2018 were as follows:

	For the three months ended March 31,
	2019	2018
Met Coal (metric tons in thousands)
Metric tons sold	1,901	1,920
Metric tons produced	2,084	1,904
Gross price realization(1)	98%	99%
Average selling price per metric ton	$194.47	$215.04
Cash cost of sales per metric ton	$95.71	$98.98
(1) For the three months ended March 31, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended March 31, 2019 were $369.7 million compared to $412.9 million for the three months ended March 31, 2018. The $43.2 million decrease in revenues was primarily driven by a $39.2 million decrease in revenue related to a $20.57 decrease in the average selling price per metric ton of met coal and a $4.1 million decrease in revenue due to a 19 thousand metric ton decrease in met coal sales volume.

For the three months ended March 31, 2019, our geographic customer mix was 53% in Europe, 26% in Asia and 21% in South America. For the three months ended March 31, 2018, our geographic customer mix was 49% in Europe, 27% in South America and 24% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There have been no significant changes in our customer base for the three months ended March 31, 2019.
Other revenues for the three months ended March 31, 2019 were $8.6 million compared to $8.9 million for the three months ended March 31, 2018. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $0.3 million decrease in other revenues is primarily due to a decrease in earned royalty revenue. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) was $182.6 million, or 48.3% of total revenues, for the three months ended March 31, 2019, compared to $190.7 million, or 45.2% of total revenues for the three months ended March 31, 2018. The $8.0 million decrease is primarily driven by a $6.0 million decrease due to a $3.27 decrease in average cash cost of sales per metric ton and $1.9 million decrease related to a decrease in met coal sales volumes of 19 thousand metric tons. The decrease in cash cost of sales per metric ton is primarily due to decreased supply spend and royalty costs due to a lower average selling price per metric ton in the first quarter of 2019 compared to the first quarter of 2018.
Depreciation and depletion was $22.2 million, or 5.9% of total revenues, for the three months ended March 31, 2019, compared to $24.6 million, or 5.8% for the three months ended March 31, 2018. The $2.3 million decrease was driven primarily by a 19 thousand metric ton decrease in met coal sales volumes combined with an increase in met coal production offset partially by an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses were $8.9 million, or 2.4% of total revenues, for the three months ended March 31, 2019, compared to $8.2 million, or 2.0% of total revenues, for the three months ended March 31, 2018. The $0.7 million increase is driven primarily by an increase in stock compensation expense.
There were no transaction and other expenses for the three months ended March 31, 2019 compared to $3.3 million for the three months ended March 31, 2018, which was comprised primarily of professional fees incurred in connection with the issuance of the New Notes (defined below).
Interest expense, net was $8.6 million, or 2.3% of total revenues, for the three months ended March 31, 2019, compared to $8.6 million, or 2.0% of total revenues, for the three months ended March 31, 2018. Interest expense, net is comprised of interest on our Notes (as defined below), security agreement and promissory note, and amortization of debt issuance costs related to the ABL Facility and Notes.
For the three months ended March 31, 2019, we recognized a loss on early extinguishment of debt of 9.8 million upon the extinguishment of $131.6 million of our Notes. The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transaction.
For the three months ended March 31, 2019, we recognized income tax expense of $28.0 million. For the three months ended March 31, 2018 we did not have any income tax expense due to the utilization of our NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, the Company released its valuation allowance against its net deferred income tax assets in the fourth quarter of 2018.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the issuance of the Notes (as defined below) and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we have used available cash on hand to repurchase shares of our common stock, pay quarterly dividends, and pay special dividends, each of which reduces cash and cash equivalents.
Going forward, we will use cash to fund debt service payments on our Notes and our other indebtedness, to fund operating activities, working capital, capital expenditures, and strategic investments, and, if declared, to pay our quarterly and/

or special dividends. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Although we believe we can currently finance our operations on acceptable terms and conditions, our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility, the Indenture (as defined below), and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us or at all.
Our available liquidity as of March 31, 2019 was $275.3 million, consisting of cash and cash equivalents of $154.9 million and $120.4 million available under our ABL Facility. As of March 31, 2019, there were no borrowings outstanding under the ABL Facility, with $120.4 million available, net of outstanding letters of credit of $4.6 million. For the three months ended March 31, 2019, cash flows provided by operating activities were $126.4 million, cash flows used in investing activities were $29.7 million and cash flows used in financing activities were $147.3 million.
Statements of Cash Flows
Cash balances were $154.9 million and $205.6 million at March 31, 2019 and December 31, 2018, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31
	2019	2018
Net cash provided by operating activities	$126,408	$193,738
Net cash used in investing activities	(29,739)	(22,542)
Net cash (used in) provided by financing activities	(147,332)	115,392
Net increase (decrease) in cash and cash equivalents and restricted cash	$(50,663)	$286,588
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax benefit, stock-based compensation, amortization of debt issuance costs and debt discount/premium, accretion of asset retirement obligations, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $126.4 million for the three months ended March 31, 2019, and was primarily attributed to net income of $110.4 million adjusted for income tax expense of $28.0 million, depreciation and depletion expense of $22.2 million, loss on early extinguishment of debt of $9.8 million, stock based compensation expense of $1.2 million, amortization of debt issuance costs and debt discount/premium of $0.4 million and accretion of asset retirement obligations of $0.8 million, coupled with a net increase in our working capital of $49.2 million. The increase in our working capital was primarily driven by an increase in trade accounts receivable and inventories coupled with a decrease in accrued expenses and other current liabilities offset partially by an increase in accounts payable and prepaid expenses. The increase in our accounts receivable and inventory was primarily driven by an increase in metric tons sold and produced and the decrease in accrued expenses and other current liabilities was due to the payment of employee bonuses in the first quarter of 2019.

Net cash provided by operating activities was $193.7 million for the three months ended March 31, 2018 and was primarily attributed to net income of $178.7 million adjusted for depreciation and depletion expense of $24.6 million, stock based compensation expense of $0.2 million , amortization of debt issuance costs and debt discount/premium of $0.6 million and accretion of asset retirement obligations of $1.2 million, offset by a net increase in our working capital of $9.0 million. The increase in our working capital was primarily driven by an increase in trade accounts receivables offset partially by a decrease in prepaid expenses, accrued expenses and other current liabilities, accounts payable, other receivables and inventories. The increase in our accounts receivable is primarily driven by an increase in metric tons sold offset partially by a decrease in the average selling price per metric ton.
Investing Activities
Net cash used in investing activities was $29.7 million and $22.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively, primarily due to purchases of property, plant and equipment and Mine 4 mine development.
Financing Activities
Net cash used in financing activities was $147.3 million for the three months ended March 31, 2019, primarily due to the retirement of debt of $140.3 million, payment of dividends of $2.6 million, common shares repurchased of $2.0 million, and principal repayments of capital lease obligations of $2.0 million. Net cash provided by financing activities was $115.4 million for the three months ended March 31, 2018, primarily due to the proceeds received from the New Notes (defined below) of $126.9 million offset by our quarterly dividend of $2.7 million and debt issuance costs of $3.7 million.

Stock Repurchase Program

On March 26, 2019, our board of directors (the "Board") approved our second stock repurchase program (the “New Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of $70.0 million of our outstanding common stock. We fully exhausted our previous stock repurchase program (the "First Stock Repurchase Program") of $40.0 million of our outstanding common stock. The New Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. The New Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.

Under the New Stock Repurchase Program, we may repurchase shares of our common stock from time to time, in amounts, at prices and at such times as we deem appropriate, subject to market and industry conditions, share price, regulatory requirements as determined from time to time by us and other considerations. Our repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. We intend to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity.

Dividend Policy
On May 17, 2017, the Board adopted a dividend policy (the "Dividend Policy") of paying a quarterly cash dividend of $0.05 per share. The Dividend Policy also states the following: In addition to the regular quarterly dividend and to the extent that we generate excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or repurchase of common stock pursuant to a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. We will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for us to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.

On April 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on May 10, 2019 to stockholders of record as of the close of business on May 3, 2019.

On February 19, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 11, 2019, to stockholders of record as of the close of business on March 4, 2019.

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

April 2019 Special Dividend

On April 23, 2019, the Board declared a special cash dividend (the "April 2019 Special Dividend") of approximately $230.0 million, which will be paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019. We intend to fund the April 2019 Special Dividend with cash on hand.

April 2018 Special Dividend

On April 3, 2018, the Board declared the April 2018 Special Dividend of approximately $350.0 million, which was funded with the net proceeds from the offering of the New Notes due 2024, together with cash on hand of approximately $225.0 million, and was paid on April 20, 2018 to stockholders of record as of the close of business on April 13, 2018.

ABL Facility

The ABL Facility will mature on October 15, 2023. As of March 31, 2019, no amounts were outstanding under the ABL Facility and there were $4.6 million of outstanding letters of credit. At March 31, 2019, we had $120.4 million of availability under the ABL Facility.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2019, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2019.
Senior Secured Notes
On November 2, 2017, we issued $350.0 million aggregate principal amount of our 8.00% Senior Secured Notes due 2024 (the "Original Notes"). We then issued an additional $125.0 million in aggregate principal amount of our 8.00% Senior Secured Notes due 2024 (the “New Notes” and, together with the Original Notes, the "Notes") on March 1, 2018. The New Notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture"), among us, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and priority lien collateral trustee, as supplemented by the First Supplemental Indenture, dated as of March 1, 2018 (the "First Supplemental Indenture" and, the Original Indenture as supplemented thereby and by the Second Supplemental Indenture, dated as of March 2, 2018, the "Indenture"). The Notes mature on November 1, 2024 and interest is payable on May 1 and November 1 of each year.
Offers to Purchase the Notes
On February 21, 2019, we commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150,000,000 principal amount of our outstanding Notes, at a repurchase price of 103% of the aggregate principal amount of such Notes, plus accrued and unpaid interest with respect to such Notes to, but not including, the date of repurchase (the “Restricted Payment Repurchase Price”). Concurrently with, but separate from, the Restricted Payment Offer, we commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150,000,000 principal amount of the Notes at a repurchase price of 104.25% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase (the “TO Repurchase Price”). The Offers expired at 5:00 P.M., New York City time, on March 22, 2019 (such date and time, the “Expiration Date”).

Restricted Payment Offer

As of the Expiration Date, $1,900,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Restricted Payment Offer. Pursuant to the terms of the Restricted Payment Offer:

(1) an automatic pro ration factor of 31.5789% was applied to the $1,900,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Restricted Payment Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $599,000 aggregate principal amount of the Notes (the “RP Pro-Rated Tendered Notes”);

(2) we accepted all $599,000 aggregate principal amount of the RP Pro-Rated Tendered Notes for payment of the Restricted Payment Repurchase Price in cash; and

(3) the remaining balance of $1,301,000 aggregate principal amount of the Notes tendered that were not RP Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.

We consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, we were permitted to make one or more restricted payments in the form of special dividends to holders of our common stock and/or repurchases of our common stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. We intend to use the RP Basket to pay the April 2019 Special Dividend and make repurchases under the New Stock Repurchase Program.

Tender Offer

As of the Expiration Date, $415,099,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. Pursuant to the terms of the Tender Offer:

(1) an automatic pro ration factor of 31.5789% was applied to the $415,099,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Tender Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $130,966,000 aggregate principal amount of the Notes (the “TO Pro-Rated Tendered Notes”);

(2) we accepted all $130,966,000 aggregate principal amount of the TO Pro-Rated Tendered Notes for payment of the TO Repurchase Price in cash; and

(3) the remaining balance of $284,133,000 aggregate principal amount of the Notes tendered that were not TO Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.

We consummated the Tender Offer on March 26, 2019. In connection with the payment, we recognized a loss on early extinguishment of debt of 9.8 million.
Restricted Cash
As of March 31, 2019, restricted cash included $0.8 million in other long-term assets in the Condensed Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
Capital Expenditures

Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines or to develop the high-quality met coal recoverable reserves at our Blue Creek in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.

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
Our capital expenditures were $24.4 million and $22.5 million for the three months ended March 31, 2019 and March 31, 2018, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

We expect to continue making significant capital expenditures in 2019 above our normal sustaining capital expenditures that we believe will further improve efficiency, reliability and production levels in 2019 and the future. Total capital spending will depend upon a number of factors, including business and economic conditions, the met coal pricing environment and our expected financial performance and our capital expenditures can be reduced if those conditions were to deteriorate in 2019 or beyond. Our capital spending is expected to range from $100.0 to $120.0 million for the full year 2019, consisting of sustaining capital expenditures of approximately $70.0 to $87.0 million and discretionary capital expenditures of approximately $30.0 to $33.0 million. Our sustaining capital expenditures include expenditures related to longwall operations, new ventilation, and bleeder shafts. Our discretionary capital expenditures include an additional set of new longwall shields and other various operational improvements, which will increase efficiency, increase production and lower costs over time. In addition, we expect to incur mine development costs relating to Mine No. 4 of approximately $18.0 to $22.0 million for the full year 2019. Because of the long lead times on the discretionary capital spending, we expect to realize the benefits of those projects primarily in 2020 and beyond. These amounts set forth above do not include any potential spending associated with Blue Creek should we decide to develop it for production in the future.

Blue Creek

We continue to advance the Blue Creek growth project and evaluate various development options to enhance project economics and reduce execution risk. We believe that Blue Creek represents one of the few remaining untapped reserves of premium high volatility ("High Vol") A met coal in the United States and that it has the potential to provide us with meaningful growth.

We are currently studying the feasibility of a single longwall operation that could produce up to 2.7 million metric tons annually. While we continue to optimize project parameters, preliminary engineering studies have estimated that initial capital expenditures of approximately $550 million to $600 million would be required to be spent over five years in order to develop this project. Once developed, we believe that Blue Creek has the potential to offer robust project returns across a range of met coal prices.

According to our third party reserve report, Blue Creek contains approximately 103.0 million metric tons of recoverable reserves and we have the ability to acquire adjacent reserves that would increase total reserves to over 154 million metric tons. Based on our preliminary engineering studies, Blue Creek is expected to have a mine life in excess of 40 years based on a single longwall operation. Also, based on our preliminary engineering studies, we believe that the geology and reserve base of Blue Creek could support a second longwall that would be expected to increase annual production up to 5.4 million metric tons, which would provide us with future growth opportunities at Blue Creek.

Our third party reserve report indicates that Blue Creek would produce a premium High Vol A met coal that is characterized by low-sulfur and high CSR. High Vol A has traditionally priced at a slight discount to the Australian Premium LV and the U.S. LV coals; however, recently has been priced at or slightly above these coals. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices. We believe this creates an opportunity for Blue Creek to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A coals.

We previously announced plans to pursue a number of activities in 2019 to maintain project momentum and optimize Blue Creek's project parameters. These activities are expected to include additional core drilling, finalizing the rail loop design, and permitting the slurry storage and coarse refuse areas. Additionally, we plan to continue to explore potential off-take arrangements as well as project financing alternatives. We expect Blue Creek will be fully permitted and 'shovel ready' by early 2020 at which point we would be in a position to make a decision on development.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2019, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $44.4 million, and $2.1 million, respectively, for miscellaneous purposes.
Recently Adopted Accounting Standards
A summary of recently adopted accounting pronouncements is included in Note 2 of the "Notes to Condensed Financial Statements" in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk on sales of coal. We sell most of our met coal under fixed supply contracts primarily with indexed pricing terms and volume terms of up to one to three years. Sales commitments in the met coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.

We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2019 and December 31, 2018, we did not have any allowance for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2019, assuming we had $125.0 million outstanding under our ABL Facility, a 100 bps point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2019. Based on the evaluation of our disclosure controls and procedures as of March 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.
See Note 10 of the “Notes to Condensed Financial Statements” in this Form 10-Q for a description of current legal proceedings, which is incorporated by reference in this Part II, Item 1.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part 1, Item 1A. Risk Factors" in our 2018 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this report, you should carefully consider the risks discussed in "Part I, "Item 1A. Risk Factors" in our 2018 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2018 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1, 2019 - January 31, 2019
Share Repurchase Program	88,641	$22.22	88,641	$—
Employee Transactions (1)	1,087	$24.11	—
February 1, 2019 - February 28, 2019
Share Repurchase Program	—	$—	—	$—
Employee Transactions (1)	10,852	$27.08	—
March 1, 2019 - March 31, 2019
Share Repurchase Program	—	$—	—	$70,000,000
Employee Transactions (1)	7,262	$28.58	—
Total	107,842		88,641
__________

(1)
These shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain restricted stock awards granted under the 2016 Equity Incentive Plan and 2017 Equity Incentive Plan. Upon acquisition, these shares were retired.

(2)
On May 2, 2018, the Board approved the First Stock Repurchase Program that authorized repurchases of up to an aggregate of $40.0 million of our outstanding common stock. The Company fully exhausted the $40.0 million First Stock Repurchase Program in January 2019. On March 26, 2019, the Board approved the New Stock Repurchase Program that authorizes repurchases of up to an aggregate of $70.0 million of the Company's outstanding common stock. The New Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date.

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

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104).

101*
XBRL (Extensible Business Reporting Language) - The following materials from Warrior Met Coal, Inc.'s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Balance Sheets, (ii) the Condensed Statements of Operations, (iii) the Condensed Statements of Changes in Stockholders' Equity, (v) the Condensed Statements of Cash Flows, and (vi) Notes to Condensed Financial Statements.

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)

Date: May 1, 2019