Form 10-Q
period 2019-06-30
WARRIOR MET COAL, INC.
filed 2019-07-31
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-38061
Warrior Met Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware		81-0706839
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16243 Highway 216
Brookwood	Alabama	35444
(Address of Principal Executive Offices)		(Zip Code)

(205) 554-6150
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HCC	New York Stock Exchange

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of July 29, 2019: 51,570,910

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Revenues:
Sales	$387,429	$315,045	$757,110	$727,924
Other revenues	10,184	7,510	18,793	16,419
Total revenues	397,613	322,555	775,903	744,343
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	205,188	178,543	387,816	369,219
Cost of other revenues (exclusive of items shown separately below)	8,019	7,338	15,764	15,122
Depreciation and depletion	25,678	21,127	47,911	45,679
Selling, general and administrative	10,783	13,465	19,688	21,699
Transaction and other expenses	—	986	—	4,274
Total costs and expenses	249,668	221,459	471,179	455,993
Operating income	147,945	101,096	304,724	288,350
Interest expense, net	(6,951)	(9,784)	(15,543)	(18,344)
Loss on early extinguishment of debt	—	—	(9,756)	—
Other income	17,543	—	17,543	—
Income before income tax expense	158,537	91,312	296,968	270,006
Income tax expense	33,056	—	61,040	—
Net income	$125,481	$91,312	$235,928	$270,006
Basic and diluted net income per share:
Net income per share—basic	$2.43	$1.72	$4.58	$5.10
Net income per share—diluted	$2.43	$1.72	$4.57	$5.09
Weighted average number of shares outstanding—basic	51,553	53,053	51,532	52,976
Weighted average number of shares outstanding—diluted	51,681	53,079	51,641	53,007
Dividends per share:	$4.46	$6.58	$4.51	$6.63
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2019 (Unaudited)	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$119,318	$205,577
Short-term investments	14,250	17,501
Trade accounts receivable	160,834	138,399
Income tax receivable	10,655	21,607
Inventories, net	69,234	56,719
Prepaid expenses and other receivables	26,485	29,366
Total current assets	400,776	469,169
Mineral interests, net	114,951	120,427
Property, plant and equipment, net	582,560	540,315
Non-current income tax receivable	10,655	21,310
Deferred income taxes	161,826	222,780
Other long-term assets	19,710	21,039
Total assets	$1,290,478	$1,395,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,467	$33,588
Accrued expenses	70,742	82,342
Short term financing lease liabilities	8,659	—
Other current liabilities	5,389	7,742
Current portion of long-term debt	—	760
Total current liabilities	121,257	124,432
Long-term debt	338,854	468,231
Asset retirement obligations	60,356	59,049
Long term financing lease liabilities	31,166	—
Other long-term liabilities	26,187	30,716
Total liabilities	577,820	682,428
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of June 30, 2019 and December 31, 2018, 53,292,751 issued and 51,570,910 outstanding as of June 30, 2019 and 53,256,098 issued and 51,622,898 outstanding as of December 31, 2018)	533	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (1,721,841 and 1,633,200 shares as of June 30, 2019 and December 31, 2018)	(40,000)	(38,030)
Additional paid in capital	241,020	239,827
Retained earnings	511,105	510,282
Total stockholders’ equity	712,658	712,612
Total liabilities and stockholders’ equity	$1,290,478	$1,395,040
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018

Common Stock
Balance, beginning of period	$533	$534	$533	$534
Balance, end of period	533	534	533	534
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(40,000)	—	(38,030)	—
Treasury stock purchase	—	(12,100)	(1,970)	(12,100)
Balance, end of period	(40,000)	(12,100)	(40,000)	(12,100)
Additional Paid in Capital
Balance, beginning of period	240,408	325,871	239,827	329,993
Stock compensation	1,327	4,481	2,435	4,679
Dividends paid	—	(91,122)	—	(91,122)
Other	(715)	(1,068)	(1,242)	(5,388)
Balance, end of period	241,020	238,162	241,020	238,162
Retained Earnings
Balance, beginning of period	618,123	258,505	510,282	82,496
Net income	125,481	91,312	235,928	270,006
Dividends paid	(232,604)	(261,543)	(235,210)	(264,228)
Other	105	—	105	—
Balance, end of period	511,105	88,274	511,105	88,274
Total Stockholders' Equity	$712,658	$314,870	$712,658	$314,870

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2019	2018

OPERATING ACTIVITIES
Net income	$235,928	$270,006
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	47,911	45,679
Deferred income tax expense	60,954	—
Stock based compensation expense	2,649	4,679
Amortization of debt issuance costs and debt discount/premium, net	696	1,396
Accretion of asset retirement obligations	1,624	2,310
Loss on early extinguishment of debt	9,756	—
Changes in operating assets and liabilities:
Trade accounts receivable	(22,435)	(12,200)
Income tax receivable	21,607	—
Inventories	(10,633)	(5,390)
Prepaid expenses and other receivables	8,510	12,834
Accounts payable	5,819	15,469
Accrued expenses and other current liabilities	(12,968)	(3,723)
Other	8,420	(4,803)
Net cash provided by operating activities	357,838	326,257
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(52,100)	(55,419)
Deferred mine development costs	(12,069)	—
Proceeds from sale of property, plant and equipment	3,063	—
Sale of short-term investments	17,501	—
Purchases of short-term investments	(14,250)	—
Net cash used in investing activities	(57,855)	(55,419)
FINANCING ACTIVITIES
Dividends paid	(235,210)	(355,350)
Proceeds from issuance of debt	—	126,875
Retirements of debt, premium and fees	(140,272)	(1,513)
Principal repayments of capital lease obligations	(7,654)	—
Debt issuance costs paid	—	(3,713)
Common shares repurchased	(1,970)	(12,100)
Other	(1,137)	(5,388)
Net cash used in provided by financing activities	(386,243)	(251,189)
Net increase (decrease) in cash and cash equivalents and restricted cash	(86,260)	19,649
Cash and cash equivalents and restricted cash at beginning of period	206,405	36,264
Cash and cash equivalents and restricted cash at end of period	$120,145	$55,913

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the consolidated financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the three and six months ended June 30, 2019 and June 30, 2018 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report").
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

	June 30, 2019	December 31, 2018
Cash and cash equivalents	$119,318	$205,577
Restricted cash included in other long-term assets	827	828
Total cash and cash equivalents and restricted cash included in the Condensed Statements of Cash Flows	$120,145	$206,405

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of June 30, 2019 and December 31, 2018, restricted cash included in other long-term assets in the Condensed Balance Sheets represents amounts invested in certificates of deposits as financial assurance for post mining reclamation obligations.
Short-Term Investments
Instruments with maturities greater than three months, but less than twelve months, are included in short-term investments. The Company purchases United States Treasury ("Treasury") bills with maturities ranging from six to twelve months which are classified as held to maturity and are carried at amortized cost, which approximates fair value. The Company also purchases fixed income securities and certificates of deposits with varying maturities that are classified as available for sale

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

and are carried at fair value. Securities classified as held to maturity are those securities that management has the intent and ability to hold to maturity.
As of June 30, 2019, short-term investments consisted of $14.3 million in cash and fixed income securities. As of December 31, 2018, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. The fixed income securities and Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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

Since February 2017, we have had an arrangement with XCoal Energy & Resource ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended June 30, 2019 and 2018, XCoal accounted for approximately $68.1 million, or 17.5% of total revenues, and $42.2 million, or 13% of total revenues, respectively. During the six months ended June 30, 2019 and 2018, XCoal accounted for approximately $163.0 million, or 21.7% of total revenues, and $144.9 million, or 19% of total revenues, respectively.

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

The Company made an accounting policy election that leases with an initial term of 12 months or less will remain off its balance sheet and lease payments will instead be recognized in the Condensed Statements of Operations on a straight-line basis over the lease term. Additionally, the Company elected the package of practical expedients for all leases, which permits the Company to forego reassessing expired or existing contracts to determine: whether they are or contain leases, lease classification, and initial direct costs. Management elected the optional transition expedient which allows the Company to continue applying the current policy for accounting for expired or existing land easement contracts that may have not been previously accounted for under ASC Topic 840 Leases. New or modified land easements executed after adoption will be considered under the New Lease Standard. The Company elected the practical expedient as an accounting policy election for all asset classifications, which allows it to account for them as a single lease component, rather than as separate lease and non-lease components.

As the Company’s historical operating leases are primarily short-term rental agreements of less than one year, the Company did not record any additional lease assets or lease liabilities upon adoption of the New Leases Standard. Therefore, the New Leases Standard did not impact the Company's balance sheet or consolidated net income and had no impact on cash flows upon adoption. As of June 30, 2019, the Company has a right-of-use asset of $41.5 million, net of accumulated amortization, a short-term financing lease liability of $8.7 million and a long-term financing lease liability of $31.2 million.

On August 17, 2018, the SEC adopted a final rule that eliminates or amends certain disclosure requirements that were deemed redundant and outdated in light of changes in SEC requirements, U.S. GAAP or changes in technology or the business environment. The rule also requires registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning balance to the ending balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed. The final

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

rule became effective November 5, 2018. The Company has provided a reconciliation for the three and six months ended June 30, 2019 and 2018 in this Form 10-Q. The eliminated or amended disclosures did not have a material impact on the Company’s unaudited condensed financial statements.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Coal	$43,907	$32,854
Raw materials, parts, supplies and other, net	25,327	23,865
Total inventories, net	$69,234	$56,719

Note 4—Income Taxes
For the three and six months ended June 30, 2019, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.
For the three and six months ended June 30, 2019, the Company had income tax expense of $33.1 million and $61.0 million, respectively. The income tax expense primarily reflects the Company's utilization of its NOLs. The Company had no income tax expense for the three and six months ended June 30, 2018, due to the utilization of NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, the Company released its valuation allowance against its net deferred income tax assets in the fourth quarter of 2018.
Note 5—Debt
Debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018	Weighted Average Interest Rate at June 30, 2019	Final Maturity
Senior Secured Notes	$343,435	$475,000	8%	2024
Promissory note	—	760
Debt discount/premium, net	(4,581)	(6,769)
Total debt	338,854	468,991
Less: current debt	—	(760)
Total long-term debt	$338,854	$468,231

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
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

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

The Company consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, the Company was permitted to make one or more restricted payments in the form of special dividends to holders of the Company’s common stock and/or repurchases of the Company’s common stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. The Company used a portion of the RP Basket to pay the April 2019 Special Dividend (as defined below) and intends to use the remainder of the RP Basket to make repurchases under the New Stock Repurchase Program (as defined below).

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

The Company consummated the Tender Offer on March 26, 2019.

In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, the Company recognized a loss on early extinguishment of debt of $9.8 million during the six months ended June 30, 2019.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	June 30, 2019	December 31, 2018
Black lung obligations	$25,428	$25,206
Other	759	5,510
Total other long-term liabilities	$26,187	$30,716

Note 7—Leases

The Company primarily enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet in accordance with the Company's accounting policy election described in Note 2. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has finance leases for certain mining equipment that expire over various contractual periods. The leases have remaining lease terms of one to five years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

June 30, 2019
Finance lease right-of-use assets, net(1)	$41,473
Finance lease liabilities
Current	8,659
Noncurrent	31,166
Total finance lease liabilities	$39,825

Weighted average remaining lease term - finance leases (in months)	52.3
Weighted average discount rate - finance leases(2)	5.85%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $6.4 million as of June 30, 2019.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

The components of lease expense were as follows (in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Operating lease cost(1):	$63	$207
Finance lease cost:
Amortization of leased assets	3,421	5,828
Interest on lease liabilities	395	408
Net lease cost	$3,879	$6,443

(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2019	$6,495
2020	13,043
2021	8,558
2022	8,558
2023	8,558
Thereafter	842
Total	46,054
Less: amount representing interest	(6,229)
Present value of lease liabilities	$39,825

(1) Finance lease payments exclude $1.1M of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the three months ended June 30, 2019	For the six months ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$395	$408
Financing cash flows from finance leases	$5,697	$7,654
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$38,216	$40,302

As of June 30, 2019, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $1.1 million. These finance leases will commence between fiscal year 2019 and 2021 with lease terms of one to two years.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

Note 8—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Numerator:
Net income	$125,481	$91,312	$235,928	$270,006
Denominator:
Weighted-average shares used to compute net income per share—basic	51,553	53,053	51,532	52,976
Dilutive restrictive stock awards	128	26	109	31
Weighted-average shares used to compute net income per share—diluted	51,681	53,079	51,641	53,007
Net income per share—basic and diluted	$2.43	$1.72	$4.58	$5.10
Net income per share—diluted	$2.43	$1.72	$4.57	$5.09

2017 Equity Plan
On February 8, 2019, the Company awarded 306,314 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years. The Company recognized approximately $0.9 million and $1.4 million in stock compensation expense associated with these awards for the three and six months ended June 30, 2019, respectively.
Additionally, the Company awarded $1.5 million of restricted stock unit awards under the 2017 Equity Plan that can be settled in shares or in cash at the election of employees. These awards have certain service-based and performance-based vesting conditions and can be earned no later than December 31, 2021. If the Company were to settle these awards in shares these awards would represent 57,427 shares based on the Company's closing share price on June 30, 2019. The Company recognized approximately $129 thousand and $214 thousand in stock compensation expense associated with these awards for the three and six months ended June 30, 2019, respectively.
As of June 30, 2019, there were 160,903 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 43,770 and 32,732 share impact on dilutive weighted average shares for the three and six months ended June 30, 2019, respectively. As of June 30, 2019, there were 272,953 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. For the 57,427 restricted stock unit awards classified as a liability, the Company considered the impact on diluted earnings as if the award was settled in cash or in shares. These awards had a 10,042 and 7,329 share impact on dilutive weighted average shares for the three and six months ended June 30, 2019.
As of June 30, 2019, there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award granted under our 2016 Equity Plan (as defined below) and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Plan, as applicable. The settlement date for these awards is the earlier of a change in control as described in our 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income per share.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

2016 Equity Plan

As of June 30, 2019, there were 98,216 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 73,363 and 69,190 share impact on dilutive weighted average shares for the three and six months ended June 30, 2019, respectively.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from BWT and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $0.4 million and $0.5 million, respectively, for the three and six months ended June 30, 2019 and $0.7 million and $1.5 million, respectively, for the three and six months ended June 30, 2018.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2019 and December 31, 2018, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2019 and December 31, 2018, there were no items accrued for miscellaneous litigation.

Walter Canada Settlement Proceeds

On July 15, 2015, Walter Energy, Inc. (“Walter Energy”) and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia.

In connection with the Company’s acquisition of certain core operating assets of Walter Energy, the Company acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by the Company in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and the Company did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In May 2019, the Company received approximately $17.5 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2019 and December 31, 2018, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $29.3 million and $56.0 million for the three and six months ended June 30, 2019, respectively, and $23.3 million and $54.2 million for the three and six months ended June 30, 2018, respectively.
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

Regular Quarterly Dividend

On April 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which was paid on May 10, 2019 to stockholders of record as of the close of business on May 3, 2019.

April 2019 Special Dividend

On April 23, 2019, the Board declared a special cash dividend of $4.41 per share (the "April 2019 Special Dividend"), totaling approximately $230.0 million, which was paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

Note 12—Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2019, the Company had no natural gas swap contracts outstanding. As of December 31, 2018, the Company had natural gas swap contracts outstanding with notional amounts totaling 2,100 million British thermal units that matured in the first quarter of 2019.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had no liability as of June 30, 2019 and a liability of $0.2 million as of December 31, 2018 included in other current liabilities in the accompanying Condensed Balance Sheets.
Note 13—Fair Value of Financial Instruments
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of June 30, 2019. The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

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
Debt—The Company's outstanding debt is carried at cost. As of June 30, 2019, there were no borrowings outstanding under the ABL Facility, with $116.1 million available, net of outstanding letters of credit of $9.0 million. There were no borrowings outstanding under the ABL Facility and there were $4.6 million of letters of credit issued and outstanding under the ABL Facility as of December 31, 2018. The estimated fair value of the Notes is approximately $359.7 million based upon observable market data (Level 2).
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
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest expense, and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Revenues
Mining	$387,429	$315,045	$757,110	$727,924
All other	10,184	7,510	18,793	16,419
Total revenues	$397,613	$322,555	$775,903	$744,343

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Capital Expenditures
Mining	26,879	$32,402	$50,089	$53,498
All other	826	475	2,011	1,921
Total capital expenditures	27,705	$32,877	$52,100	$55,419

The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, net interest expense, income tax expense, loss on early extinguishment of debt, other income and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA	$182,241	$136,502	$369,294	$358,705
Other revenues	10,184	7,510	18,793	16,419
Cost of other revenues	(8,019)	(7,338)	(15,764)	(15,122)
Depreciation and depletion	(25,678)	(21,127)	(47,911)	(45,679)
Selling, general and administrative	(10,783)	(13,465)	(19,688)	(21,699)
Transaction and other expenses	—	(986)	—	(4,274)
Loss on early extinguishment of debt	—	—	(9,756)	—
Other income	17,543	—	17,543	—
Interest expense, net	(6,951)	(9,784)	(15,543)	(18,344)
Income tax expense	(33,056)	—	(61,040)	—
Net income	$125,481	$91,312	$235,928	$270,006

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2019 (UNAUDITED)

Note 15—Subsequent Events

Regular Quarterly Dividend

On July 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on August 9, 2019 to stockholders of record as of the close of business on August 2, 2019.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2019 and June 30, 2018. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2018 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) Segment Adjusted EBITDA (as defined below), a non-GAAP financial measure; (ii) sales volumes and average selling price, which drive coal sales revenue; (iii) cash cost of sales, a non-GAAP financial measure; and (iv) Adjusted EBITDA, a non-GAAP financial measure.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
(in thousands)
Segment Adjusted EBITDA	$182,241	$136,502	$369,294	$358,705
Metric tons sold	2,032	1,711	3,933	3,631
Metric tons produced	1,992	1,750	4,076	3,654
Gross price realization(1)	97%	100%	97%	99%
Average selling price per metric ton	$190.66	$184.13	$192.50	$200.47
Cash cost of sales per metric ton	$100.64	$103.51	$98.26	$101.12
Adjusted EBITDA	$175,890	$128,845	$356,908	$345,292
(1) For the three and six months ended June 30, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, loss on early extinguishment of debt, other income and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
Sales Volumes, Gross Price Realization and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our annual coal sales contracts, for which prices generally are set on daily index averages. The volume of coal we sell is also a function of the pricing environment in the international met coal markets and the amounts of LV and MV coal that we sell. We evaluate the price we receive for our coal on two primary metrics: first, our gross price realization and second, our average net selling price per metric ton.
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
On a quarterly basis, our blended gross selling price per metric ton may differ from the Platts Index price per metric ton, primarily due to our gross sales price per ton being based on a blended average of gross sales price on our LV and MV coals as compared to the Platts Index price due to the fact that many of our met coal supply agreements are based on a variety of indices such as the Platts Index and TSI Index and due to the timing of shipments.

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

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
(in thousands)
Cost of sales	$205,188	$178,543	$387,816	$369,219
Asset retirement obligation accretion	(373)	(560)	(746)	(1,120)
Stock compensation expense	(308)	(879)	(627)	(946)
Cash cost of sales	$204,507	$177,104	$386,443	$367,153

Adjusted EBITDA
We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, transaction and other expenses, loss on early extinguishment of debt and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Adjusted EBITDA should not be considered an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments exclude some, but not all, items that affect net loss and our presentation of Adjusted EBITDA may vary from that presented by other companies.
The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2019	2018	2019	2018
Net income	$125,481	$91,312	$235,928	$270,006
Interest expense, net	6,951	9,784	15,543	18,344
Income tax expense	33,056	—	61,040	—
Depreciation and depletion	25,678	21,127	47,911	45,679
Asset retirement obligation accretion (1)	812	1,155	1,624	2,310
Stock compensation expense (2)	1,455	4,481	2,649	4,679
Transaction and other expenses (3)	—	986	—	4,274
Loss on early extinguishment of debt (4)	—	—	9,756	—
Other income(5)	(17,543)	—	(17,543)	—
Adjusted EBITDA	$175,890	$128,845	$356,908	$345,292

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by us in connection with the issuance of the New Notes (defined below) (See Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).

(4)	Represents a loss incurred in connection with the early extinguishment of debt (See Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).

(5)	Represents settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (each discussed below).

Results of Operations
Three Months Ended June 30, 2019 and 2018
The following table summarizes certain unaudited financial information for the three months ended June 30, 2019 and 2018.

	For the three months ended June 30,
(in thousands)	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$387,429	97.4%	$315,045	97.7%
Other revenues	10,184	2.6%	7,510	2.3%
Total revenues	397,613	100.0%	322,555	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	205,188	51.6%	178,543	55.4%
Cost of other revenues (exclusive of items shown separately below)	8,019	2.0%	7,338	2.3%
Depreciation and depletion	25,678	6.5%	21,127	6.5%
Selling, general and administrative	10,783	2.7%	13,465	4.2%
Transaction and other expenses	—	—%	986	0.3%
Total costs and expenses	249,668	62.8%	221,459	68.7%
Operating income	147,945	37.2%	101,096	31.3%
Interest expense, net	(6,951)	(1.7)%	(9,784)	(3.0)%
Other income	17,543	4.4%	—	—%
Income before income taxes	158,537	39.9%	91,312	28.3%
Income tax expense	33,056	8.3%	—	—%
Net income	$125,481	31.6%	$91,312	28.3%
Sales and cost of sales components on a per unit basis for the three months ended June 30, 2019 and 2018 were as follows:

	For the three months ended June 30,
	2019	2018
Met Coal (metric tons in thousands)
Metric tons sold	2,032	1,711
Metric tons produced	1,992	1,750
Gross price realization(1)	97%	100%
Average selling price per metric ton	$190.66	$184.13
Cash cost of sales per metric ton	$100.64	$103.51
(1) For the three months ended June 30, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended June 30, 2019 were $387.4 million compared to $315.0 million for the three months ended June 30, 2018. The $72.4 million increase in revenues was primarily driven by a $59.1 million increase in revenues due to a 321 thousand metric ton increase in met coal sales volume and a $13.2 million increase in revenues related to a $6.53 increase in the average selling price per metric ton of met coal.

For the three months ended June 30, 2019, our geographic customer mix was 59% in Europe, 23% in South America and 18% in Asia. For the three months ended June 30, 2018, our geographic customer mix was 63% in Europe, 24% in South America and 13% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There were no significant changes in our customer base for the three months ended June 30, 2019.
Other revenues for the three months ended June 30, 2019 were $10.2 million compared to $7.5 million for the three months ended June 30, 2018. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $2.7 million increase in other revenues is primarily due to an increase in gains on sales of land. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) was $205.2 million, or 51.6% of total revenues, for the three months ended June 30, 2019, compared to $178.5 million, or 55.4% of total revenues for the three months ended June 30, 2018. The $26.6 million increase is primarily driven by a $33.2 million increase related to an increase in met coal sales volumes of 321 thousand metric tons, offset partially by a $5.6 million decrease due to a $2.87 decrease in average cash cost of sales per metric ton.
Depreciation and depletion was $25.7 million, or 6.5% of total revenues, for the three months ended June 30, 2019, compared to $21.1 million, or 6.5% for the three months ended June 30, 2018. The $4.6 million increase was driven primarily by an increase in capital expenditures combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses were $10.8 million, or 2.7% of total revenues, for the three months ended June 30, 2019, compared to $13.5 million, or 4.2% of total revenues, for the three months ended June 30, 2018. The $2.7 million decrease is driven primarily by $3.0 million of incremental non-cash stock compensation expense recognized for the three months ended June 30, 2018 associated with the vesting of shares in connection with equity offerings.
There were no transaction and other expenses for the three months ended June 30, 2019 compared to $1.0 million for the three months ended June 30, 2018, which was comprised primarily of professional fees incurred in connection with the issuance of the New Notes (defined below).
Interest expense, net was $7.0 million, or 1.7% of total revenues, for the three months ended June 30, 2019, compared to $9.8 million, or 3.0% of total revenues, for the three months ended June 30, 2018. The $2.8 million decrease is driven by the retirement of debt of $140.3 million in the first quarter of 2019. Interest expense, net is comprised of interest on our Notes (as defined below) and amortization of debt issuance costs related to the ABL Facility and Notes offset partially by earned interest income.
Other income was $17.5 million, or 4.4% of total revenues, for the three months ended June 30, 2019. On July 15, 2015, Walter Energy, Inc. (“Walter Energy”) and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In May 2019, we received approximately $17.5 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.
For the three months ended June 30, 2019, we recognized income tax expense of $33.1 million primarily reflecting the utilization of NOLs. For the three months ended June 30, 2018 we did not have any income tax expense due to the utilization of our NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, the Company released its valuation allowance against its net deferred income tax assets in the fourth quarter of 2018.

Six Months Ended June 30, 2019 and 2018
The following table summarizes certain unaudited financial information for the six months ended June 30, 2019 and 2018.

	For the six months ended June 30,
(in thousands)	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$757,110	97.6%	$727,924	97.8%
Other revenues	18,793	2.4%	16,419	2.2%
Total revenues	775,903	100.0%	744,343	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	387,816	50.0%	369,219	49.6%
Cost of other revenues (exclusive of items shown separately below)	15,764	2.0%	15,122	2.0%
Depreciation and depletion	47,911	6.2%	45,679	6.1%
Selling, general and administrative	19,688	2.5%	21,699	2.9%
Transaction and other expenses	—	—%	4,274	0.6%
Total costs and expenses	471,179	60.7%	455,993	61.3%
Operating income	304,724	39.3%	288,350	38.7%
Interest expense, net	(15,543)	(2.0)%	(18,344)	(2.5)%
Loss on early extinguishment of debt	(9,756)	(1.3)%	—	—%
Other income	17,543	2.3%	—	—%
Income before income taxes	296,968	38.3%	270,006	36.3%
Income tax expense	61,040	7.9%	—	—%
Net income	$235,928	30.4%	$270,006	36.3%
Sales and cost of sales components on a per unit basis for the six months ended June 30, 2019 and 2018 were as follows:

	For the six months ended June 30,
	2019	2018
Met Coal (metric tons in thousands)
Metric tons sold	3,933	3,631
Metric tons produced	4,076	3,654
Gross price realization(1)	97%	99%
Average selling price per metric ton	$192.50	$200.47
Cash cost of sales per metric ton	$98.26	$101.12
(1) For the six months ended June 30, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the six months ended June 30, 2019 were $757.1 million compared to $727.9 million for the six months ended June 30, 2018. The $29.2 million increase in revenues was primarily driven by a $60.5 million increase in revenues due to a 302 thousand metric ton increase in met coal sales volume offset partially by a $31.4 million decrease in revenues related to a $7.97 decrease in the average selling price per metric ton of met coal.

For the six months ended June 30, 2019, our geographic customer mix was 57% in Europe, 22% in South America and 21% in Asia. For the six months ended June 30, 2018, our geographic customer mix was 55% in Europe, 25% in South America and 20% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There were no significant changes in our customer base for the six months ended June 30, 2019.
Other revenues for the six months ended June 30, 2019 were $18.8 million compared to $16.4 million for the six months ended June 30, 2018. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $2.4 million increase in other revenues is primarily due to an increase in gains on sales of land. Cost of other revenues remained consistent for the period.
Cost of sales (exclusive of items shown separately below) was $387.8 million, or 50.0% of total revenues, for the six months ended June 30, 2019, compared to $369.2 million, or 49.6% of total revenues, for the six months ended June 30, 2018. The $18.6 million increase is primarily driven by a $30.5 million increase due to a 302 thousand metric ton increase in met coal sales volumes offset partially by a $11.2 million decrease due to a $2.86 decrease in the average cash cost of sales per metric ton.
Depreciation and depletion was $47.9 million, or 6.2% of total revenues, for the six months ended June 30, 2019, compared to $45.7 million, or 6.1% of total revenues, for the six months ended June 30, 2018. The $2.2 million increase was driven primarily by an increase in capital expenditures combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses were $19.7 million, or 2.5% of total revenues, for the six months ended June 30, 2019, compared to $21.7 million, or 2.9% of total revenues, for the six months ended June 30, 2018. The $2 million decrease is driven primarily by $3.0 million of incremental non-cash stock compensation expense recognized for the six months ended June 30, 2018 associated with the vesting of shares in connection with equity offerings.
There were no transaction and other expenses for the six months ended June 30, 2019 compared to $4.3 million for the six months ended June 30, 2018 due to non-recurring costs incurred by us in connection with the issuance of the New Notes (defined below).
Interest expense, net was $15.5 million, or 2.0% of total revenues, for the six months ended June 30, 2019, compared to $18.3 million, or 2.5% of total revenues, for the six months ended June 30, 2018. The $2.8 million decrease is primarily driven by the retirement of debt of $140.3 million in the first quarter of 2019. Interest expense, net is comprised of interest on our senior secured notes, security agreement and promissory note, and amortization of our ABL Facility and senior secured notes debt issuance costs offset partially by earned interest income.
For the six months ended June 30, 2019, we recognized a loss on early extinguishment of debt of $9.8 million upon the extinguishment of $131.6 million of our Notes. The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transactions.
Other income was $17.5 million, or 2.3% of total revenues, for the six months ended June 30, 2019.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired the Shared Services Claim and the Hybrid Debt Claim.  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and we did not assign any value to these receivables in purchase accounting as collectability was deemed remote.  In May 2019, we received approximately $17.5 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.
For the six months ended June 30, 2019, we recognized income tax expense of $61.0 million primarily reflecting the utilization of our NOLs. For the six months ended June 30, 2018, we did not have any income tax expense due to the utilization of our NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, the Company released its valuation allowance against its net deferred income tax assets in the fourth quarter of 2018.

Liquidity and Capital Resources
Overview
Our sources of cash have been met coal and natural gas sales to customers, proceeds received from the issuance of the Notes (as defined below) and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our met coal and natural gas production operations, our capital expenditures, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we have used available cash on hand to repurchase shares of our common stock, pay quarterly dividends, and pay special dividends, each of which reduces cash and cash equivalents.
Going forward, we will use cash to fund debt service payments on our Notes and our other indebtedness, to fund operating activities, working capital, capital expenditures, and strategic investments, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.
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
Our available liquidity as of June 30, 2019 was $235.4 million, consisting of cash and cash equivalents of $119.3 million and $116.1 million available under our ABL Facility. As of June 30, 2019, there were no borrowings outstanding under the ABL Facility, with $116.1 million available, net of outstanding letters of credit of $8.9 million. For the six months ended June 30, 2019, cash flows provided by operating activities were $357.8 million, cash flows used in investing activities were $57.9 million and cash flows used in financing activities were $386.2 million.
Statements of Cash Flows
Cash balances were $119.3 million and $205.6 million at June 30, 2019 and December 31, 2018, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2019	2018
Net cash provided by operating activities	$357,838	$326,257
Net cash used in investing activities	(57,855)	(55,419)
Net cash used in financing activities	(386,243)	(251,189)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(86,260)	$19,649
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

Net cash provided by operating activities was $357.8 million for the six months ended June 30, 2019, and was primarily attributed to net income of $235.9 million adjusted for income tax expense of $61.0 million, depreciation and depletion expense of $47.9 million, loss on early extinguishment of debt of $9.8 million, stock based compensation expense of $2.6 million, accretion of asset retirement obligations of $1.6 million and amortization of debt issuance costs and debt discount/premium, net of $0.7 million, offset by a net increase in our working capital of $10.1 million. The increase in our working capital was primarily driven by an increase in trade accounts receivable and inventories coupled with a decrease in accrued expenses and other current liabilities offset partially by a decrease in income tax receivables, prepaid expenses and other receivables and an increase in accounts payable. The increase in our accounts receivable and inventory was primarily driven by an increase in metric tons sold and produced and the decrease in accrued expenses and other current liabilities was due to the payment of employee bonuses in the first quarter of 2019. The decrease in income tax receivables is due to the income tax refund received in the second quarter of 2019 and the decrease in prepaid expenses and other receivables is primarily due to the amortization of capitalized costs associated with longwall moves as these costs are being amortized over the life of the panels. The increase in our trade accounts payable is primarily driven by the timing of payments.
Net cash provided by operating activities was $326.3 million for the six months ended June 30, 2018 and was primarily attributed to net income of $270.0 million adjusted for depreciation and depletion expense of $45.7 million, stock-based compensation expense of $4.7 million, amortization of debt issuance costs and debt discount/premium of $1.4 million and accretion of asset retirement obligations of $2.3 million, coupled with a net decrease in our working capital of $7.0 million. The decrease in our working capital was primarily driven by an increase in trade accounts payable and a decrease in prepaid expenses offset partially by an increase in trade accounts receivable and inventories. The increase in our trade accounts payable is primarily driven by the timing of payments, the decrease in prepaid expenses is primarily due to the amortization of capitalized costs associated with longwall moves as these costs are being amortized over the life of the panels, and the increase in trade accounts receivable and inventories is driven by an increase in production and sales volumes.
Investing Activities
Net cash used in investing activities was $57.9 million and $55.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively, primarily due to purchases of property, plant and equipment and mine development.
Financing Activities
Net cash used in financing activities was $386.2 million for the six months ended June 30, 2019, primarily due to the payment of dividends of $235.2 million, retirement of debt of $140.3 million, principal repayments of capital lease obligations of $7.7 million, and common shares repurchased of $2.0 million. Net cash used in financing activities was $251.2 million for the six months ended June 30, 2018, primarily due to the payment of dividends of $355.4 million and the repurchase of 500,000 shares of common stock in the aggregate amount for $12.1 million, offset partially by $126.9 million in proceeds received from the New Notes (defined below) of $126.9 million.

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

On July 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on August 9, 2019 to stockholders of record as of the close of business on August 2, 2019.

On April 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which was paid on May 10, 2019 to stockholders of record as of the close of business on May 3, 2019.

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

On July 24, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which was paid on August 10, 2018 to stockholders of record as of the close of business on August 3, 2018.

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

April 2019 Special Dividend

On April 23, 2019, the Board declared a special cash dividend of $4.41 per share (the "April 2019 Special Dividend"), totaling approximately $230.0 million, which was paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019.

April 2018 Special Dividend

On April 3, 2018, the Board declared the April 2018 Special Dividend of $6.53 per share, totaling approximately $350.0 million, which was funded with the net proceeds from the offering of the New Notes due 2024, together with cash on hand of approximately $225.0 million, and was paid on April 20, 2018 to stockholders of record as of the close of business on April 13, 2018.

ABL Facility

The ABL Facility will mature on October 15, 2023. As of June 30, 2019, no amounts were outstanding under the ABL Facility and there were $8.9 million of outstanding letters of credit. At June 30, 2019, we had $116.1 million of availability under the ABL Facility.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2019, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2019.
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

We consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, we were permitted to make one or more restricted payments in the form of special dividends to holders of our common stock and/or repurchases of our common stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. We used a portion of the RP Basket to pay the April 2019 Special Dividend and intend to use the remainder of the RP Basket to make repurchases under the New Stock Repurchase Program.

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

We consummated the Tender Offer on March 26, 2019. In connection with the payment, we recognized a loss on early extinguishment of debt of $9.8 million.
Restricted Cash
As of June 30, 2019, restricted cash included $0.8 million in other long-term assets in the Condensed Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
Capital Expenditures

Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines or to develop the high-quality met coal recoverable reserves at Blue Creek in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.
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
Our capital expenditures were $52.1 million and $55.4 million for the six months ended June 30, 2019 and June 30, 2018, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $12.1 million for the six months ended June 30, 2019 and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

We expect to continue making significant capital expenditures in 2019 above our normal sustaining capital expenditures that we believe will further improve efficiency, reliability and production levels in 2019 and the future. Total capital spending will depend upon a number of factors, including business and economic conditions, the met coal pricing environment and our expected financial performance and our capital expenditures can be reduced if those conditions were to deteriorate in 2019 or beyond. Our capital spending is expected to range from $100.0 to $120.0 million for the full year 2019, consisting of sustaining capital expenditures of approximately $70.0 to $87.0 million and discretionary capital expenditures of approximately $30.0 to $33.0 million. Our sustaining capital expenditures include expenditures related to longwall operations, new ventilation, and bleeder shafts. Our discretionary capital expenditures include an additional set of new longwall shields and other various operational improvements, which will increase efficiency, increase production and lower costs over time. In addition, we expect to incur mine development costs relating to Mine No. 4 of approximately $18.0 to $22.0 million for the full year 2019. Because of the long lead times on the discretionary capital spending, we expect to realize the benefits of those projects primarily in 2020 and beyond. These amounts set forth above do not include any material spending associated with Blue Creek should we decide to develop it for production in the future.

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

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2019, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $39.8 million, and $2.2 million, respectively, for miscellaneous purposes.
Recently Adopted Accounting Standards
A summary of recently adopted accounting pronouncements is included in Note 2 of the "Notes to Condensed Financial Statements" in this Form 10-Q.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk

We are exposed to commodity price risk on sales of met coal. We sell most of our met coal under fixed supply contracts primarily with indexed pricing terms and volume terms of up to one to three years. Sales commitments in the met coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2019 and December 31, 2018, we did not have any allowance for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2019, assuming we had $125.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2019. Based on the evaluation of our disclosure controls and procedures as of June 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
April 1, 2019 - April 30, 2019
Share Repurchase Program(1)	—	$—	—	$70,000,000
Employee Transactions(2)	14,312	$30.98	—
May 1, 2019 - May 31, 2019
Share Repurchase Program(1)	—	$—	—	$70,000,000
Employee Transactions(2)	143	$28.56	—
June 1, 2019 - June 30, 2019
Share Repurchase Program(1)	—	$—	—	$70,000,000
Employee Transactions(2)	7,661	$25.88	—
Total	22,116		—
__________

(1)
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

(2)
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

3.1
Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

10.1
Employment Letter Agreement, dated June 5, 2019, by and between Warrior Met Coal, Inc. and Phillip C. Monroe (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 6, 2019).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104).

101.INS*	Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	XBRL Taxonomy Extension Presentation LinkBase Document

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)

Date: July 31, 2019