Form 10-Q
period 2019-09-30
WARRIOR MET COAL, INC.
filed 2019-10-30
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 28, 2019: 51,071,608

TABLE OF CONTENTS

Forward-Looking Statements		1
Part I-Financial Information		3
Item 1.	Financial Statements	4
	Condensed Statements of Operations for the three and nine months ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	4
	Condensed Balance Sheets as of September 30, 2019 (Unaudited) and December 31, 2018	5
	Condensed Statement of Changes in Stockholders' Equity for the three and nine months ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36
Part II - Other Information		37
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	37
Item 3.	Defaults on Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	35
Signatures		40

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Revenues:
Sales	$280,841	$264,908	$1,037,950	$992,832
Other revenues	6,665	8,396	25,458	24,815
Total revenues	287,506	273,304	1,063,408	1,017,647
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	190,221	167,188	578,038	536,407
Cost of other revenues (exclusive of items shown separately below)	7,583	6,704	23,346	21,826
Depreciation and depletion	25,741	26,071	73,652	71,750
Selling, general and administrative	9,362	7,357	29,050	29,056
Transaction and other expenses	—	3,265	—	7,539
Total costs and expenses	232,907	210,585	704,086	666,578
Operating income	54,599	62,719	359,322	351,069
Interest expense, net	(7,250)	(10,128)	(22,793)	(28,472)
Loss on early extinguishment of debt	—	—	(9,756)	—
Other income	5,272	—	22,815	—
Income before income tax expense	52,621	52,591	349,588	322,597
Income tax expense	7,599	—	68,639	—
Net income	$45,022	$52,591	$280,949	$322,597
Basic and diluted net income per share:
Net income per share—basic	$0.88	$1.00	$5.46	$6.10
Net income per share—diluted	$0.87	$1.00	$5.44	$6.09
Weighted average number of shares outstanding—basic	51,348	52,707	51,469	52,916
Weighted average number of shares outstanding—diluted	51,482	52,708	51,599	52,945
Dividends per share:	$0.05	$0.05	$4.56	$6.68
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2019 (Unaudited)	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$208,673	$205,577
Short-term investments	24,171	17,501
Trade accounts receivable	109,245	138,399
Income tax receivable	10,936	21,607
Inventories, net	81,918	56,719
Prepaid expenses and other receivables	27,915	29,366
Total current assets	462,858	469,169
Mineral interests, net	112,375	120,427
Property, plant and equipment, net	590,224	540,315
Non-current income tax receivable	10,561	21,310
Deferred income taxes	154,227	222,780
Other long-term assets	19,337	21,039
Total assets	$1,349,582	$1,395,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,821	$33,588
Accrued expenses	84,417	82,342
Short term financing lease liabilities	9,614	—
Other current liabilities	5,327	7,742
Current portion of long-term debt	—	760
Total current liabilities	150,179	124,432
Long-term debt	339,020	468,231
Asset retirement obligations	60,724	59,049
Long term financing lease liabilities	27,367	—
Other long-term liabilities	26,355	30,716
Total liabilities	603,645	682,428
Commitments and contingencies (Note 10)
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of September 30, 2019 and December 31, 2018, 53,293,449 issued and 51,071,608 outstanding as of September 30, 2019 and 53,256,098 issued and 51,622,898 outstanding as of December 31, 2018)	533	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 and 1,633,200 shares as of September 30, 2019 and December 31, 2018)	(50,576)	(38,030)
Additional paid in capital	242,458	239,827
Retained earnings	553,522	510,282
Total stockholders’ equity	745,937	712,612
Total liabilities and stockholders’ equity	$1,349,582	$1,395,040
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018

Common Stock
Balance, beginning of period	$533	$534	$533	$534
Balance, end of period	533	534	533	534
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(40,000)	(12,100)	(38,030)	—
Treasury stock purchase	(10,576)	—	(12,546)	(12,100)
Balance, end of period	(50,576)	(12,100)	(50,576)	(12,100)
Additional Paid in Capital
Balance, beginning of period	241,020	238,162	239,827	329,993
Stock compensation	1,438	919	3,875	5,598
Dividends paid	—	—	—	(91,122)
Other	—	(54)	(1,244)	(5,442)
Balance, end of period	242,458	239,027	242,458	239,027
Retained Earnings
Balance, beginning of period	511,105	88,274	510,282	82,496
Net income	45,022	52,591	280,949	322,597
Dividends paid	(2,605)	(2,632)	(237,814)	(266,860)
Other	—	—	105	—
Balance, end of period	553,522	138,233	553,522	138,233
Total Stockholders' Equity	$745,937	$365,694	$745,937	$365,694

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2019	2018

OPERATING ACTIVITIES
Net income	$280,949	$322,597
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	73,652	71,750
Deferred income tax expense	68,553	—
Stock based compensation expense	4,218	5,598
Amortization of debt issuance costs and debt discount/premium, net	1,024	2,057
Accretion of asset retirement obligations	2,436	3,465
Loss on early extinguishment of debt	9,756	—
Changes in operating assets and liabilities:
Trade accounts receivable	29,154	3,996
Income tax receivable	21,420	—
Inventories	(20,288)	(11,067)
Prepaid expenses and other receivables	7,080	4,484
Accounts payable	18,749	11,626
Accrued expenses and other current liabilities	645	19,185
Other	10,917	(5,092)
Net cash provided by operating activities	508,265	428,599
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(78,366)	(79,579)
Deferred mine development costs	(18,398)	—
Proceeds from sale of property, plant and equipment	3,124	355
Sale of short-term investments	17,501	—
Purchases of short-term investments	(24,171)	—
Net cash used in investing activities	(100,310)	(79,224)
FINANCING ACTIVITIES
Dividends paid	(237,814)	(357,982)
Proceeds from issuance of debt	—	126,875
Retirements of debt, premium and fees	(140,272)	(2,295)
Principal repayments of capital lease obligations	(13,086)	—
Debt issuance costs paid	—	(3,713)
Common shares repurchased	(12,546)	(12,100)
Other	(1,139)	(5,442)
Net cash used in financing activities	(404,857)	(254,657)
Net increase in cash and cash equivalents and restricted cash	3,098	94,718
Cash and cash equivalents and restricted cash at beginning of period	206,405	36,264
Cash and cash equivalents and restricted cash at end of period	$209,503	$130,982

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2019. The balance sheet at December 31, 2018 has been derived from the audited financial statements for the year ended December 31, 2018 included in the 2018 Annual Report.
Note 2—Summary of Significant Accounting Policies
Our significant accounting policies are consistent with those disclosed in Note 2 to our audited financial statements included in the 2018 Annual Report, except for changes related to new accounting pronouncements described in "New Accounting Pronouncements."
Cash and Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the Condensed Balance Sheets that sum to the total of the same such amounts shown in the Condensed Statements of Cash Flows (in thousands):

	September 30, 2019	December 31, 2018
Cash and cash equivalents	$208,673	$205,577
Restricted cash included in other long-term assets	830	828
Total cash and cash equivalents and restricted cash included in the Condensed Statements of Cash Flows	$209,503	$206,405

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of September 30, 2019 and December 31, 2018, restricted cash included in other long-term assets in the Condensed Balance Sheets represents amounts invested in certificates of deposits as financial assurance for post mining reclamation obligations.
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
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

and are carried at fair value. Securities classified as held to maturity are those securities that management has the intent and ability to hold to maturity.
As of September 30, 2019, short-term investments consisted of $24.2 million in cash and fixed income securities. As of December 31, 2018, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. As of September 30, 2019 and December 31, 2018, approximately $14.3 million and $17.5 million, respectively, of fixed income securities and Treasury bills were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales which is included in all other revenues, as disclosed in Note 14.

Since February 2017, we have had an arrangement with XCoal Energy & Resource ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility hard coking coal. Under this arrangement, XCoal takes title to and markets coal that we would historically have sold on the spot market, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended September 30, 2019 and 2018, XCoal accounted for approximately $57.8 million, or 21% of total revenues, and $12.8 million, or 5% of total revenues, respectively. During the nine months ended September 30, 2019 and 2018, XCoal accounted for approximately $220.8 million, or 21.0% of total revenues, and $157.8 million, or 16% of total revenues, respectively.

New Accounting Pronouncements

The Company adopted Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)" as of January 1, 2019 using the modified retrospective approach (the "New Leases Standard"). The New Leases Standard requires a lessee to recognize a right-of-use asset and lease liability on its balance sheet for all leases. The Company has chosen to use its adoption date as its date of initial application. As a result, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The Company made an accounting policy election that leases with an initial term of 12 months or less will remain off its balance sheet and lease payments will instead be recognized in the Condensed Statements of Operations on a straight-line basis over the lease term. Additionally, the Company elected the package of practical expedients for all leases, which permits the Company to forego reassessing expired or existing contracts to determine: whether they are or contain leases, lease classification, and initial direct costs. Management elected the optional transition expedient which allows the Company to continue applying the current policy for accounting for expired or existing land easement contracts that may have not been previously accounted for under ASC Leases (Topic 840). New or modified land easements executed after adoption will be considered under the New Leases Standard. The Company elected the practical expedient as an accounting policy election for all asset classifications, which allows it to account for them as a single lease component, rather than as separate lease and non-lease components.

As the Company’s historical operating leases are primarily short-term rental agreements of less than one year, the Company did not record any additional lease assets or lease liabilities upon adoption of the New Leases Standard. Therefore, the New Leases Standard did not impact the Company's balance sheet or consolidated net income and had no impact on cash flows upon adoption. As of September 30, 2019, the Company has a right-of-use asset of $41.2 million, net of accumulated amortization, a short-term financing lease liability of $9.6 million and a long-term financing lease liability of $27.4 million.

On August 17, 2018, the SEC adopted a final rule that eliminates or amends certain disclosure requirements that were deemed redundant and outdated in light of changes in SEC requirements, U.S. GAAP or changes in technology or the business environment. The rule also requires registrants to include in their interim financial statements a reconciliation of changes in stockholders’ equity in the notes or as a separate statement. The analysis should reconcile the beginning balance to the ending

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

balance of each caption in shareholders’ equity for each period for which an income statement is required to be filed. The final rule became effective November 5, 2018. The Company has provided a reconciliation for the three and nine months ended September 30, 2019 and 2018 in this Form 10-Q. The eliminated or amended disclosures did not have a material impact on the Company’s unaudited condensed financial statements.

Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Coal	$55,561	$32,854
Raw materials, parts, supplies and other, net	26,357	23,865
Total inventories, net	$81,918	$56,719

Note 4—Income Taxes
For the three and nine months ended September 30, 2019, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur.
For the three and nine months ended September 30, 2019, the Company had income tax expense of $7.6 million and $68.6 million, respectively. The income tax expense represents a noncash expense as the Company continues to utilize its NOLs. The Company had no income tax expense for the three and nine months ended September 30, 2018, due to the utilization of NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, the Company released its valuation allowance against its net deferred income tax assets in the fourth quarter of 2018.
Note 5—Debt
Debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018	Weighted Average Interest Rate at September 30, 2019	Final Maturity
Senior Secured Notes	$343,435	$475,000	8%	2024
Promissory note	—	760
Debt discount/premium, net	(4,415)	(6,769)
Total debt	339,020	468,991
Less: current debt	—	(760)
Total long-term debt	$339,020	$468,231

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
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

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
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

(3) the remaining balance of $284,133,000 aggregate principal amount of the Notes tendered that were not TO Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.

The Company consummated the Tender Offer on March 26, 2019.

In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, the Company recognized a loss on early extinguishment of debt of $9.8 million during the nine months ended September 30, 2019.

Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	September 30, 2019	December 31, 2018
Black lung obligations	$25,413	$25,206
Other	942	5,510
Total other long-term liabilities	$26,355	$30,716

Note 7—Leases

The Company primarily enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet in accordance with the Company's accounting policy election described in Note 2. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has certain finance leases for mining equipment that expire over various contractual periods. The leases have remaining lease terms of one to five years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

September 30, 2019
Finance lease right-of-use assets, net(1)	$41,165
Finance lease liabilities
Current	9,614
Noncurrent	27,367
Total finance lease liabilities	$36,981

Weighted average remaining lease term - finance leases (in months)	47.4
Weighted average discount rate - finance leases(2)	6.00%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $4.8 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of September 30, 2019.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

The components of lease expense were as follows (in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Operating lease cost(1):	$688	$1,866
Finance lease cost:
Amortization of leased assets	2,120	7,950
Interest on lease liabilities	786	1,194
Net lease cost	$3,594	$11,010

(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2019	$2,969
2020	10,752
2021	8,558
2022	8,558
2023	8,558
Thereafter	842
Total	40,237
Less: amount representing interest	(5,556)
Present value of lease liabilities	$34,681

(1) Finance lease payments exclude $2.3 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the three months ended September 30, 2019	For the nine months ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$786	$1,194
Financing cash flows from finance leases	$5,432	$13,086
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$1,812	$42,114

As of September 30, 2019, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $2.3 million. These finance leases will commence between fiscal year 2019 and 2021 with lease terms of one to two years.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

Note 8—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Net income	$45,022	$52,591	$280,949	$322,597
Denominator:
Weighted-average shares used to compute net income per share—basic	51,348	52,707	51,469	52,916
Dilutive restrictive stock awards	134	1	130	29
Weighted-average shares used to compute net income per share—diluted	51,482	52,708	51,599	52,945
Net income per share—basic and diluted	$0.88	$1.00	$5.46	$6.10
Net income per share—diluted	$0.87	$1.00	$5.44	$6.09

2017 Equity Plan
On February 8, 2019, the Company awarded 306,314 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years. The Company recognized approximately $0.9 million and $2.2 million in stock compensation expense associated with these awards for the three and nine months ended September 30, 2019, respectively.
Additionally, the Company awarded $1.5 million of restricted stock unit awards under the 2017 Equity Plan that can be settled in shares or in cash at the election of employees. These awards have certain service-based and performance-based vesting conditions and can be earned no later than December 31, 2021. If the Company were to settle these awards in shares these awards would represent 76,844 shares based on the Company's closing share price on September 30, 2019. The Company recognized approximately $129 thousand and $343 thousand in stock compensation expense associated with these awards for the three and nine months ended September 30, 2019, respectively.
As of September 30, 2019, there were 161,998 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 39,983 and 34,922 share impact on dilutive weighted average shares for the three and nine months ended September 30, 2019, respectively. As of September 30, 2019, there were 271,589 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. For the 76,844 restricted stock unit awards classified as a liability, the Company considered the impact on diluted earnings as if the award was settled in cash or in shares. These awards had a 22,243 and 25,617 share impact on dilutive weighted average shares for the three and nine months ended September 30, 2019.
As of September 30, 2019, there were 43,580 shares of our common stock contingently issuable upon the settlement of a vested phantom unit award granted under our 2016 Equity Plan (as defined below) and 13,157 shares of our common stock contingently issuable upon the settlement of a vested restricted stock unit award under our 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in our 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income per share.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

2016 Equity Plan

As of September 30, 2019, there were 98,216 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 72,366 and 69,484 share impact on dilutive weighted average shares for the three and nine months ended September 30, 2019, respectively.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which totaled $0.6 million and $1.1 million, respectively, for the three and nine months ended September 30, 2019 and $0.8 million and $2.3 million, respectively, for the three and nine months ended September 30, 2018.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2019 and December 31, 2018, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2019 and December 31, 2018, there were no items accrued for miscellaneous litigation.

Walter Canada Settlement Proceeds

On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia.

In connection with the Company’s acquisition of certain core operating assets of Walter Energy, the Company acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by the Company in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and the Company did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In May and August 2019, the Company received approximately $17.5 million and $5.3 million, respectively, in settlement proceeds for the Shared

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.  The Company has received $22.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim year to date which is reflected as other income in the Condensed Statement of Operations.  The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolutions of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2019 and December 31, 2018, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $19.7 million and $75.7 million for the three and nine months ended September 30, 2019, respectively, and $19.9 million and $74.1 million for the three and nine months ended September 30, 2018, respectively.
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

As of September 30, 2019, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

Secondary Equity Offerings

On May 10, 2018 certain stockholders of the Company sold 8,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $24.20 per share. The Company did not receive any of the proceeds from this offering. In connection with this offering, the Company repurchased 500,000 shares of common stock under the Stock Repurchase Program, funded with cash on hand for an aggregate amount of $12.1 million (the "Stock Repurchase"). The shares

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

repurchased by the Company in the Stock Repurchase are reflected as Treasury Stock on the Condensed Balance Sheets. On June 14, 2018, certain stockholders of the Company sold 5,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $28.35 per share. The Company did not receive any of the proceeds from the offering.

On August 8, 2018, certain stockholders of the Company sold 2,204,806 shares of the Company's common stock in a public secondary offering (the "August 2018 Equity Offering") at a price to the underwriter of $25.40 per share. The Company did not receive any of the proceeds from the offering.

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

On July 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which was paid on August 9, 2019 to stockholders of record as of the close of business on August 2, 2019.

April 2019 Special Dividend

On April 23, 2019, the Board declared a special cash dividend of approximately $230.0 million (the "April 2019 Special Dividend"), which was paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019. The Company funded the April 2019 Special Dividend with cash on hand.

Note 12—Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2019, the Company had no natural gas swap contracts outstanding. As of December 31, 2018, the Company had natural gas swap contracts outstanding with notional amounts totaling 2,100 million British thermal units that matured in the first quarter of 2019.
The Company’s natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company records all derivative instruments at fair value and had no liability as of September 30, 2019 and a liability of $0.2 million as of December 31, 2018 included in other current liabilities in the accompanying Condensed Balance Sheets.
Note 13—Fair Value of Financial Instruments
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of September 30, 2019. The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2018 and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

	Fair Value Measurements as of December 31, 2018 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$178	$—	$178

 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of September 30, 2019, there were no borrowings outstanding under the ABL Facility, with $116.1 million available, net of outstanding letters of credit of $8.9 million. There were no borrowings outstanding under the ABL Facility and there were $4.6 million of letters of credit issued and outstanding under the ABL Facility as of December 31, 2018. As of September 30, 2019, the estimated fair value of the Notes is approximately $357.2 million based upon observable market data (Level 2).
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Revenues
Mining	$280,841	$264,908	$1,037,950	$992,832
All other	6,665	8,396	25,458	24,815
Total revenues	$287,506	$273,304	$1,063,408	$1,017,647

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2019 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Capital Expenditures
Mining	23,494	$22,924	$73,583	$76,422
All other	2,772	1,236	4,783	3,157
Total capital expenditures	26,266	$24,160	$78,366	$79,579

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

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Segment Adjusted EBITDA	$90,620	$97,720	$459,912	$456,425
Other revenues	6,665	8,396	25,458	24,815
Cost of other revenues	(7,583)	(6,704)	(23,346)	(21,826)
Depreciation and depletion	(25,741)	(26,071)	(73,652)	(71,750)
Selling, general and administrative	(9,362)	(7,357)	(29,050)	(29,056)
Transaction and other expenses	—	(3,265)	—	(7,539)
Loss on early extinguishment of debt	—	—	(9,756)	—
Other income	5,272	—	22,815	—
Interest expense, net	(7,250)	(10,128)	(22,793)	(28,472)
Income tax expense	(7,599)	—	(68,639)	—
Net income	$45,022	$52,591	$280,949	$322,597

Note 15—Subsequent Events

Regular Quarterly Dividend

On October 18, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on November 4, 2019 to stockholders of record as of the close of business on October 28, 2019.

Shelf Registration Statement

On October 29, 2019, the Company filed a universal shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, which became effective automatically. The Company does not have any commitments or plans to sell any securities under the Shelf Registration Statement at this time. The Shelf Registration Statement allows for primary offerings from time to time of the Company’s debt securities, common stock, preferred stock, rights, depositary shares, warrants and stock purchase contracts and secondary offerings from time to time of the Company’s common stock. The type of securities and the specific terms thereof will be determined at the time of the applicable offering (if any) and will be described in the applicable prospectus supplement to be filed separately with the SEC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2019 and September 30, 2018. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
(in thousands)
Segment Adjusted EBITDA	$90,620	$97,720	$459,912	$456,425
Metric tons sold	1,805	1,513	5,738	5,143
Metric tons produced	1,963	1,650	6,039	5,303
Gross price realization(1)	102%	97%	99%	98%
Average selling price per metric ton	$155.59	$175.09	$180.89	$193.05
Cash cost of sales per metric ton	$104.97	$109.99	$100.37	$103.78
Adjusted EBITDA	$82,720	$94,129	$439,628	$439,421
(1) For the three and nine months ended September 30, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
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
On a quarterly basis, our blended gross selling price per metric ton may differ from the Platts Index price per metric ton, primarily due to our gross sales price per ton being based on a blended average of gross sales price on our LV and MV coals as compared to the Platts Index price due to the fact that many of our met coal supply agreements are based on a variety of indices such as the Platts Index and the Steel Index and due to the timing of shipments.

Our average net selling price per metric ton represents our coal net sales revenue divided by total metric tons of coal sold. In addition, our average net selling price per metric ton is net of the previously mentioned demurrage and quality specification adjustments.
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to accounting principles generally accepted in the United States ("GAAP"), are classified in the Condensed Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it FOB at the Port of Mobile, Alabama. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that this non-GAAP financial measure provides additional insight into our operating performance, and reflects how management analyzes our operating performance and compares that performance against other companies for purposes of business decision making by excluding the impact of certain items that management does not believe are indicative of our core operating performance. We believe that cash costs of sales presents a useful measure of our controllable costs and our operational results by including all costs incurred to produce met coal and sell it FOB at the Port of Mobile, Alabama. Period-to-period comparisons of cash cost of sales are intended to help management identify and assess additional trends that potentially impact us and that may not be shown solely by period-to-period comparisons of cost of sales. Cash cost of sales should not be considered an alternative to cost of sales or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash cost of sales excludes some, but not all, items that affect cost of sales, and our presentation may vary from the presentations of other companies. As a result, cash cost of sales as presented below may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of cash cost of sales to total cost of sales, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
(in thousands)
Cost of sales	$190,221	$167,188	$578,038	$536,407
Asset retirement obligation accretion	(373)	(560)	(1,120)	(1,680)
Stock compensation expense	(372)	(218)	(999)	(1,011)
Cash cost of sales	$189,476	$166,410	$575,919	$533,716

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

	For the three months ended September 30,		For the nine months ended September 30,
	2019	2018	2019	2018
Net income	$45,022	$52,591	$280,949	$322,597
Interest expense, net	7,250	10,128	22,793	28,472
Income tax expense	7,599	—	68,639	—
Depreciation and depletion	25,741	26,071	73,652	71,750
Asset retirement obligation accretion (1)	812	1,155	2,436	3,465
Stock compensation expense (2)	1,568	919	4,218	5,598
Transaction and other expenses (3)	—	3,265	—	7,539
Loss on early extinguishment of debt (4)	—	—	9,756	—
Other income(5)	(5,272)	—	(22,815)	—
Adjusted EBITDA	$82,720	$94,129	$439,628	$439,421

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents non-recurring costs incurred by us in connection with the issuance of the New Notes (defined below) (See Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).

(4)	Represents a loss incurred in connection with the early extinguishment of debt (See Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).

(5)	Represents settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (each discussed below).

Results of Operations
Three Months Ended September 30, 2019 and 2018
The following table summarizes certain unaudited financial information for the three months ended September 30, 2019 and 2018.

	For the three months ended September 30,
(in thousands)	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$280,841	97.7%	$264,908	96.9%
Other revenues	6,665	2.3%	8,396	3.1%
Total revenues	287,506	100.0%	273,304	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	190,221	66.2%	167,188	61.2%
Cost of other revenues (exclusive of items shown separately below)	7,583	2.6%	6,704	2.5%
Depreciation and depletion	25,741	9.0%	26,071	9.5%
Selling, general and administrative	9,362	3.3%	7,357	2.7%
Transaction and other expenses	—	—%	3,265	1.2%
Total costs and expenses	232,907	81.0%	210,585	77.1%
Operating income	54,599	19.0%	62,719	22.9%
Interest expense, net	(7,250)	(2.5)%	(10,128)	(3.7)%
Other income	5,272	1.8%	—	—%
Income before income taxes	52,621	18.3%	52,591	19.2%
Income tax expense	7,599	2.6%	—	—%
Net income	$45,022	15.7%	$52,591	19.2%
Sales and cost of sales components on a per unit basis for the three months ended September 30, 2019 and 2018 were as follows:

	For the three months ended September 30,
	2019	2018
Met Coal (metric tons in thousands)
Metric tons sold	1,805	1,513
Metric tons produced	1,963	1,650
Gross price realization(1)	102%	97%
Average selling price per metric ton	$155.59	$175.09
Cash cost of sales per metric ton	$104.97	$109.99
(1) For the three months ended September 30, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended September 30, 2019 were $280.8 million compared to $264.9 million for the three months ended September 30, 2018. The $15.9 million increase in revenues was primarily driven by a $51.1 million increase in revenues due to a 292 thousand metric ton increase in met coal sales volume offset partially by a $35.3 million decrease in revenues related to a $19.50 decrease in the average selling price per metric ton of met coal.

For the three months ended September 30, 2019, our geographic customer mix was 55% in Europe, 25% in South America and 20% in Asia. For the three months ended September 30, 2018, our geographic customer mix was 62% in Europe and 38% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There were no significant changes in our customer base for the three months ended September 30, 2019.
Other revenues for the three months ended September 30, 2019 were $6.7 million compared to $8.4 million for the three months ended September 30, 2018. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $1.7 million decrease in other revenues is primarily due to a decrease in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $190.2 million, or 66.2% of total revenues, for the three months ended September 30, 2019, compared to $167.2 million, or 61.2% of total revenues for the three months ended September 30, 2018. The $23.0 million increase is primarily driven by a $32.1 million increase due to a 292 thousand metric ton increase in met coal sales volumes, offset partially by a $8.9 million decrease due to a $5.02 decrease in average cash cost of sales per metric ton.
Depreciation and depletion was $25.7 million, or 9.0% of total revenues, for the three months ended September 30, 2019, compared to $26.1 million, or 9.5% for the three months ended September 30, 2018. Depreciation and depletion for the period was consistent with the prior year period.
Selling, general and administrative expenses were $9.4 million, or 3.3% of total revenues, for the three months ended September 30, 2019, compared to $7.4 million, or 2.7% of total revenues, for the three months ended September 30, 2018. The $2.0 million increase is driven primarily by an increase in stock compensation expense and professional fees.
There were no transaction and other expenses for the three months ended September 30, 2019 compared to $3.3 million for the three months ended September 30, 2018, which was comprised primarily of professional fees incurred in connection with the August 2018 Equity Offering (as defined below).
Interest expense, net was $7.2 million, or 2.5% of total revenues, for the three months ended September 30, 2019, compared to $10.1 million, or 3.7% of total revenues, for the three months ended September 30, 2018. The $2.9 million decrease is driven by the retirement of debt of $131.6 million in the first quarter of 2019. Interest expense, net is comprised of interest on our Notes (as defined below) and amortization of debt issuance costs related to the ABL Facility and our Notes, offset partially by earned interest income.
Other income was $5.3 million, or 1.8% of total revenues, for the three months ended September 30, 2019. On July 15, 2015, Walter Energy, Inc. (“Walter Energy”) and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In August 2019, we received an additional $5.3 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.  The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.
For the three months ended September 30, 2019, we recognized income tax expense of $7.6 million which was principally offset by the utilization of NOLs for cash tax purposes. For the three months ended September 30, 2018 we did not have any income tax expense due to the utilization of our NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, we released our valuation allowance against our net deferred income tax assets in the fourth quarter of 2018.

Nine Months Ended September 30, 2019 and 2018
The following table summarizes certain unaudited financial information for the nine months ended September 30, 2019 and 2018.

	For the nine months ended September 30,
(in thousands)	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$1,037,950	97.6%	$992,832	97.6%
Other revenues	25,458	2.4%	24,815	2.4%
Total revenues	1,063,408	100.0%	1,017,647	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	578,038	54.4%	536,407	52.7%
Cost of other revenues (exclusive of items shown separately below)	23,346	2.2%	21,826	2.1%
Depreciation and depletion	73,652	6.9%	71,750	7.1%
Selling, general and administrative	29,050	2.7%	29,056	2.9%
Transaction and other expenses	—	—%	7,539	0.7%
Total costs and expenses	704,086	66.2%	666,578	65.5%
Operating income	359,322	33.8%	351,069	34.5%
Interest expense, net	(22,793)	(2.1)%	(28,472)	(2.8)%
Loss on early extinguishment of debt	(9,756)	(0.9)%	—	—%
Other income	22,815	2.1%	—	—%
Income before income taxes	349,588	32.9%	322,597	31.7%
Income tax expense	68,639	6.5%	—	—%
Net income	$280,949	26.4%	$322,597	31.7%
Sales and cost of sales components on a per unit basis for the nine months ended September 30, 2019 and 2018 were as follows:

	For the nine months ended September 30,
	2019	2018
Met Coal (metric tons in thousands)
Metric tons sold	5,738	5,143
Metric tons produced	6,039	5,303
Gross price realization(1)	99%	98%
Average selling price per metric ton	$180.89	$193.05
Cash cost of sales per metric ton	$100.37	$103.78
(1) For the nine months ended September 30, 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the nine months ended September 30, 2019 were $1,037.9 million compared to $992.8 million for the nine months ended September 30, 2018. The $45.1 million increase in revenues was primarily driven by a $114.9 million increase in revenues due to a 595 thousand metric ton increase in met coal sales volume, offset partially by a $69.9 million decrease in revenues related to a $12.16 decrease in the average selling price per metric ton of met coal.

For the nine months ended September 30, 2019, our geographic customer mix was 56% in Europe, 23% in South America and 21% in Asia. For the nine months ended September 30, 2018, our geographic customer mix was 57% in Europe, 29% in South America and 14% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There were no significant changes in our customer base for the nine months ended September 30, 2019.
Other revenues for the nine months ended September 30, 2019 were $25.5 million compared to $24.8 million for the nine months ended September 30, 2018. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. Other revenues and cost of other revenues for the period were consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $578.0 million, or 54.4% of total revenues, for the nine months ended September 30, 2019, compared to $536.4 million, or 52.7% of total revenues, for the nine months ended September 30, 2018. The $41.6 million increase is primarily driven by a $61.7 million increase related to a 595 thousand metric ton increase in met coal sales volumes offset partially by a $19.6 million decrease due to a $3.41 decrease in the average cash cost of sales per metric ton.
Depreciation and depletion was $73.7 million, or 6.9% of total revenues, for the nine months ended September 30, 2019, compared to $71.8 million, or 7.1% of total revenues, for the nine months ended September 30, 2018. The $1.9 million increase was driven primarily by an increase in capital expenditures in recent periods combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses were $29.0 million, or 2.7% of total revenues, for the nine months ended September 30, 2019, compared to $29.1 million, or 2.9% of total revenues, for the nine months ended September 30, 2018. Selling, general and administrative expenses for the current period remained consistent with the prior year period.
There were no transaction and other expenses for the nine months ended September 30, 2019 compared to $7.5 million for the nine months ended September 30, 2018, which was comprised primarily of professional fees incurred in connection with the issuance of the New Notes (as defined below) and the Secondary Equity Offerings (as defined below).
Interest expense, net was $22.8 million, or 2.1% of total revenues, for the nine months ended September 30, 2019, compared to $28.5 million, or 2.8% of total revenues, for the nine months ended September 30, 2018. The $5.7 million decrease is primarily driven by the retirement of debt of $131.6 million in the first quarter of 2019. Interest expense, net is comprised of interest on our senior secured notes, security agreement and promissory note, and amortization of our ABL Facility and senior secured notes debt issuance costs offset partially by earned interest income.
For the nine months ended September 30, 2019, we recognized a loss on early extinguishment of debt of $9.8 million upon the extinguishment of $131.6 million of our Notes (as defined below). The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transactions.
Other income was 22.8 million, or 2.1% of total revenues, for the nine months ended September 30, 2019.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired the Shared Services Claim and the Hybrid Debt Claim.  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and we did not assign any value to these receivables in purchase accounting as collectability was deemed remote.  In May and August 2019, we received a total of approximately $22.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.  The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of the Walter Canada CCAA proceedings and cannot be predicted with certainty.
For the nine months ended September 30, 2019, we recognized income tax expense of $68.6 million which was principally offset by the utilization of our NOLs for cash tax purposes. For the nine months ended September 30, 2018, we did not have any income tax expense due to the utilization of our NOLs to offset taxable income for which a full valuation allowance was recorded. As a result of various favorable factors further discussed in the 2018 Annual Report, we released our valuation allowance against our net deferred income tax assets in the fourth quarter of 2018.

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
Our available liquidity as of September 30, 2019 was $334.6 million, consisting of cash and cash equivalents of $208.7 million, short-term investments of $9.9 million and $116.1 million available under our ABL Facility. As of September 30, 2019, there were no borrowings outstanding under the ABL Facility, with $116.1 million available, net of outstanding letters of credit of $8.9 million. For the nine months ended September 30, 2019, cash flows provided by operating activities were $508.3 million, cash flows used in investing activities were $100.3 million and cash flows used in financing activities were $404.9 million.
Statements of Cash Flows
Cash balances were $208.7 million and $205.6 million at September 30, 2019 and December 31, 2018, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$508,265	$428,599
Net cash used in investing activities	(100,310)	(79,224)
Net cash used in financing activities	(404,857)	(254,657)
Net increase in cash and cash equivalents and restricted cash	$3,098	$94,718
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount/premium, accretion of asset retirement obligations, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $508.3 million for the nine months ended September 30, 2019, and was primarily attributed to net income of $280.9 million adjusted for deferred income tax expense of $68.6 million, depreciation and depletion expense of $73.7 million, loss on early extinguishment of debt of $9.8 million, stock based compensation expense of $4.2 million, accretion of asset retirement obligations of $2.4 million and amortization of debt issuance costs and debt discount/premium, net of $1.0 million, coupled with a net decrease in our working capital of $56.8 million. The decrease in our working capital was primarily driven by a decrease in trade accounts receivables and income tax receivables, coupled with an increase in accounts payable offset partially by an increase in inventories. The decrease in trade accounts receivables is due to the timing of receipts. The decrease in income tax receivables is due to the income tax refund received in the second quarter of 2019. The increase in our accounts payable is primarily driven by the timing of payments and the increase in inventories is driven by an increase in production volume.
Net cash provided by operating activities was $428.6 million for the nine months ended September 30, 2018 and was primarily attributed to net income of $322.6 million adjusted for depreciation and depletion expense of $71.8 million, stock based compensation expense of $5.6 million, amortization of debt issuance costs and debt discount/premium of $2.1 million and accretion of asset retirement obligations of $3.5 million, coupled with a net decrease in our working capital of $28.2 million. The decrease in our working capital was primarily driven by an increase in accounts payable and accrued expenses offset partially by an increase in inventories. The increase in our accounts payable and accrued expenses is primarily driven by the timing of payments and capital expenditures, and the increase in inventories is driven by an increase in production volume.
Investing Activities
Net cash used in investing activities was $100.3 million and $79.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, primarily due to purchases of property, plant and equipment, mine development and purchases of short-term investments.
Financing Activities
Net cash used in financing activities was $404.9 million for the nine months ended September 30, 2019, primarily due to the payment of dividends of $237.8 million, retirement of debt of $140.3 million, principal repayments of capital lease obligations of $13.1 million and the repurchase of 588,641 shares of our common stock for an aggregate amount of $12.5 million. Net cash used in financing activities was $254.7 million for the nine months ended September 30, 2018, primarily due to the payment of dividends of $358.0 million and the repurchase of 500,000 shares of our common stock for an aggregate amount of $12.1 million, offset partially by $126.9 million in gross proceeds received from the New Notes (defined below).

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

As of September 30, 2019, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

Secondary Equity Offerings

On May 10, 2018 certain of our stockholders sold 8,000,000 shares of our common stock in a public secondary offering at a price to the underwriter of $24.20 per share. We did not receive any of the proceeds from this offering. In connection with this offering, we repurchased 500,000 shares of common stock under the Stock Repurchase Program, funded with cash on hand for the aggregate amount of $12.1 million (the "Stock Repurchase"). The shares repurchased by us in the Stock Repurchase are reflected as Treasury Stock on the Condensed Balance Sheets. On June 14, 2018, certain of our stockholders sold 5,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $28.35 per share. We did not receive any of the proceeds from the offering.

On August 8, 2018, certain of our stockholders sold 2,204,806 shares of our common stock in a public secondary offering (the "August 2018 Equity Offering") at a price to the underwriter of $25.40 per share. We did not receive any of the proceeds from the offering.

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

On October 18, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on November 4, 2019 to stockholders of record as of the close of business on October 28, 2019.

On July 23, 2019, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which was paid on August 9, 2019 to stockholders of record as of the close of business on August 2, 2019.

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

On February 13, 2018, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.7 million, which was paid on March 2, 2018, to stockholders of record as of the close of business on February 23, 2018.

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

ABL Facility

The ABL Facility will mature on October 15, 2023. As of September 30, 2019, no amounts were outstanding under the ABL Facility and there were $8.9 million of outstanding letters of credit. At September 30, 2019, we had $116.1 million of availability under the ABL Facility.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2019, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2019.
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
In connection with the issuance of the New Notes, we incurred transaction costs of approximately $0.5 million and $4.5 million for the three and nine months ended September 30, 2018, respectively, which consists of legal fees and structuring fees, and is included in transaction and other expenses in the Condensed Statements of Operations.
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
Restricted Cash
As of September 30, 2019, restricted cash included $0.8 million in other long-term assets in the Condensed Balance Sheet which represents amounts invested in certificate of deposits as financial assurance for post mining reclamation obligations.
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
Our capital expenditures were $78.4 million and $79.6 million for the nine months ended September 30, 2019 and September 30, 2018, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $18.4 million for the nine months ended September 30, 2019 and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

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

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2019, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.9 million, and $2.2 million, respectively, for miscellaneous purposes.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2019 and December 31, 2018, we did not have any allowance for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2019, assuming we had $125.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2019. Based on the evaluation of our disclosure controls and procedures as of September 30, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended September 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
July 1, 2019 - July 31, 2019
Share Repurchase Program(1)	—	$—	—	$70,000,000
Employee Transactions(2)	—	$—	—
August 1, 2019 - August 31, 2019
Share Repurchase Program(1)	500,000	$21.15	500,000	$59,000,000
Employee Transactions(2)	—	$—	—
September 1, 2019 - September 30, 2019
Share Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	15	$20.90	—
Total	500,015		500,000
__________

(1)
On May 2, 2018, the Board approved the First Stock Repurchase Program that authorized repurchases of up to an aggregate of $40.0 million of our outstanding common stock. We fully exhausted the $40.0 million First Stock Repurchase Program in January 2019. On March 26, 2019, the Board approved the New Stock Repurchase Program that authorizes repurchases of up to an aggregate of $70.0 million of our outstanding common stock. The New Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date.

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

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)

Date: October 30, 2019