Form 10-K
period 2019-12-31
WARRIOR MET COAL, INC.
filed 2020-02-19
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38061
Warrior Met Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware		81-0706839
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16243 Highway 216
Brookwood	Alabama	35444
(Address of Principal Executive Offices)		(Zip Code)

(205) 554-6150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HCC	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share	--	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2019, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.3 billion.
Number of shares of common stock outstanding as of February 17, 2020: 51,091,185

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2019, are incorporated by reference into Part III of this report for the year ended December 31, 2019.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	a substantial or extended decline in pricing or demand for met coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	new tariffs and other trade measures;

•	our ability to comply with covenants in our asset-based revolving credit facility (as amended and restated, the “ABL Facility”) and our Indenture (as defined below);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation and the Rights Agreement (as defined below);

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•
our ability to develop our mine at Blue Creek ("Blue Creek"), including our ability to secure financing for this project, any projections or estimates regarding Blue Creek and any possible returns from this project;

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

EXPLANATORY NOTE
On April 12, 2017, Warrior Met Coal, LLC, a Delaware limited liability company, converted into Warrior Met Coal, Inc., a Delaware corporation, as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Basis of Presentation-Factors Affecting the Comparability of our Financial Statements-Corporate Conversion and IPO.” We refer to this transaction herein as the “corporate conversion.” As used in this Annual Report, unless the context otherwise requires, references to the “Company,” “Warrior,” “we,” “us,” “our” or “Successor” refer to Warrior Met Coal, LLC, a Delaware limited liability company, and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion, and to Warrior Met Coal, Inc., a Delaware corporation and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 3,832,139 units of Warrior Met Coal, LLC converted into 53,442,532 shares of common stock of Warrior Met Coal, Inc. using an approximate 13.9459-to-one conversion ratio. References in this Annual Report to the "Predecessor" refer to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy, Inc., a Delaware corporation ("Walter Energy"), in the Asset Acquisition on March 31, 2016, as further described in "Part I, Item 1. Business—Our History." The Predecessor periods included in this Annual Report begin as of January 1, 2016 and end as of March 31, 2016.

Part I
Item 1. Business
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7.
As of December 31, 2019, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), our two operating mines had approximately 105.3 million metric tons of recoverable reserves and, based on a reserve report prepared by Stantec Consulting Services, Inc. ("Stantec"), our undeveloped Blue Creek mine contained 103.0 million metric tons of recoverable reserves. We strive to produce premium met coal in an efficient, safe and responsible manner, and environmental responsibility and sustainability are key principles in our business strategy.
Our HCC, mined from the Southern Appalachian region of the United States, is characterized by low-to-medium volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high quality coal, our realized price has historically approximated the Platts Premium Low Volatility (“LV”) Free-On-Board (“FOB”) Australia Index price (the “Platts Index”). In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Australian Index price.
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
Our two operating mines and Blue Creek are located approximately 300 miles from our export terminal at the Port of Mobile, Alabama, which we believe to be the shortest mine-to-port distance of any U.S.-based met coal producer. Our low and variable cost structure, flexible and efficient rail and barge network underpins our cost advantage and dependable access to the seaborne markets. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We enjoy a shipping time and distance advantage serving our customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada.
We operate as a single reportable segment. See the financial statements beginning on page F-1 of this Annual Report for our consolidated revenues, profit/loss and total assets.
Our History
Warrior Met Coal, LLC was formed on September 3, 2015 by certain Walter Energy, Inc. ("Walter Energy") lenders under the 2011 Credit Agreement, dated as of April 1, 2011 and the noteholders under the 9.50% Senior Secured Notes due 2019 in connection with the acquisition by the Company of certain core operating assets of Walter Energy under section 363 of Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the Northern District of Alabama, Southern Division. (the "Asset Acquisition"). On January 8, 2016, the Bankruptcy Court approved the Asset Acquisition which closed on March 31, 2016.
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

Our Competitive Strengths
We believe that we have the following competitive strengths:
Leading pure-play met coal producer focused on premium met coal products. Unlike other publicly-listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium met coal in the global seaborne markets. All of our resources are primarily allocated to the mining, transportation and marketing of met coal. The premium HCC we produce at Mine No. 4 and Mine No. 7 is of a similar quality to the HCC produced in Australia. The premium nature of our HCC makes it ideally suited as a base feed coal for steel makers and results in price realizations near or above the Platts Index. Coal from Mine No. 7 is classified as a premium LV HCC and coal from Mine No. 4 is classified as premium LV to mid-volatility ("MV") HCC. The combination of low sulfur, low-to-medium ash, LV to MV, and other characteristics of our coal, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result, our realized price has historically been slightly above, in line with or at a slight discount to the Platts Index. Other publicly-listed U.S. coal companies sell a higher proportion of lower rank met coals, including high-volatility, semi-soft coking coal (“SSCC”), and pulverized coal injection (“PCI”) coal. These lower rank coals typically have lower realized prices compared to LV and MV met coals due to their relative availability and lower quality characteristics. For example, the premium LV HCC that we produce has sold at a premium of 1%, 9%, 26% and 31% of the prices realized for MV, high-volatility, PCI and SSCC coals, respectively, based on five-year average prices reported by Wood Mackenzie. Additionally, these companies typically have significant thermal coal production that further reduces their realized price and operating margin per metric ton. As a result of our premium met coal, we are able to achieve higher realized prices and operating margins relative to other U.S. met coal producers.
World-class Blue Creek provides us with a high-return growth project. Blue Creek represents one of the last remaining large scale untapped premium quality, high volatility ("High Vol") A coal reserves in the U.S. with 103.0 million metric tons of recoverable reserves and we have the ability to acquire adjacent reserves that would increase the total reserves to over 154 million metric tons with a mine life of approximately 50 years assuming a single longwall operation. High Vol A has traditionally priced at a slight discount to the Australian premium LV and the U.S. LV coals; however, in the last eighteen months, it has been priced at or slightly above these coals. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices. We believe this creates an opportunity for Blue Creek to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A coals.
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
Significant logistical cost advantage to the seaborne market. Our two operating mines and Blue Creek are located approximately 300 miles from our export terminal capacity in Mobile, Alabama and have alternative transportation routes to move our coal to port. These alternatives include direct rail access at the mine sites and a wholly-owned barge load-out facility, enabling us to utilize the lowest cost option between the two at any given point in time. We believe our logistics costs are highly competitive following negotiations in 2016 that led to a reduction in rail, barge and port costs. In addition, we have a contract with the Port of Mobile, Alabama, that provides us up to 8.0 million metric tons of annual port capacity through July 2026 for our coal at very competitive rates. The total annual throughput capacity of the McDuffie Coal Terminal at the Port of Mobile, Alabama is approximately 27.2 million metric tons and this coal terminal is presently utilized for all of our coal exports. We believe, and representatives of the McDuffie Coal Terminal have informed us that they believe, that there is ample capacity to support the full production rates of Blue Creek, and we are working with the McDuffie Coal Terminal to achieve the needed capacity. Our proximity to port contrasts with the approximately 400-mile distances for major Central Appalachian met coal producers to access their nearest port, the Port of Hampton Roads, Virginia. Our proximity to port and the flexibility of our logistics networks underpin our logistical cost advantage compared to other U.S. met coal producers.

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
High realized prices and low variable cost structure drive industry leading margins. The coal from our mines is competitive in quality with the premium HCC produced in Australia, which is used to set pricing for the industry. The combination of low sulfur, low-to-medium ash, LV to MV and high coking strength drives our consistently high price realization relative to other U.S. met coal producers who typically focus on lower rank met coals. We believe Mine No. 4 and Mine No. 7 are two of the lowest cost met coal mines in North America. Our low cost position is derived from our operations’ favorable geology, automated long-wall mining methods, and significant flexibility allowed under our initial CBA. Additionally, given our highly flexible cost structure, we believe we will be able to maintain our industry leading margins in all coal market conditions, which we expect should allow us to continue to outperform our competitors.
Clean balance sheet and tax asset to drive robust cash flow generation. Unlike other U.S. coal producers in our peer group, we have no pension or OPEB legacy liabilities with manageable surety bond requirements. With minimal legacy liabilities, we are not burdened by the annual fixed obligations that are typically associated with these types of liabilities. Our clean balance sheet and its low sustaining capital expenditure requirements position us to generate strong cash flows across a range of met coal price environments. Additionally, we expect our cash flows to benefit from a low cash tax rate as a result of our significant NOLs. As a result of these tax assets, and the repeal of the corporate alternative minimum tax (“AMT”) beginning after December 31, 2017 (see Note 7 to our consolidated financial statements included elsewhere in this Annual Report), we believe our effective cash tax rate will be approximately 0%, exclusive of the AMT credit refunds, until our NOLs generated prior to 2018 are fully utilized or expire, which will enable strong cash conversion from our operating profits. We also expect to receive approximately $24.3 million in 2020 to 2022 as a result of the refunding of the AMT credits acquired from the Predecessor.
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in met coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As such, we will seek to maintain a conservative financial leverage target of 1.50 - 2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $100 million. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2019, we had approximately $309.5 million of available liquidity consisting of $116.1 million of borrowing capacity under the ABL Facility (calculated net of $8.95 million of letters of credit outstanding at such time) and $193.4 million of cash and cash equivalents. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.
Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy and has eight years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, following the Asset Acquisition, we hired several key personnel with extensive direct operational experience in met coal longwall mining, including our Chief Operating Officer, Jack Richardson, and our Chairman, Stephen D. Williams. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in zero fatal incidents as compared to the national fatal incidence rate for underground coal mines in the United States of 0.02 for the nine months ended September 30, 2019 as well as total reportable incidence rates of 2.43 at Mine No. 4 and 2.23 at Mine No. 7 for the year ended December 31, 2019, which was a record low for the Company and is considerably lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.69 for the nine months ended September 30, 2019, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions. Investors and other third parties are increasingly focused on sustainability matters, and we are committed to reducing the release of greenhouse gases (“GHG”). GHG emissions are produced as a by-product of mining activities, as operations in underground metallurgical coal mines produce coal bed methane. With a view towards being an industry leader in environmental performance, we are actively engaged in several initiatives that occur before, during and after mining to reduce GHG emissions, including the capture of coalbed methane. Currently, the Company is able to capture approximately 62% of the methane that is produced as part of our mining operations through direct pipelines as well as our low-quality gas plant. Much of this methane is sold into the natural gas market. The remainder of the methane is released through our mines’ ventilation systems as coal mine methane (“CMM”) emissions. These emissions that are released into the environment are extremely diluted. We have also partnered with a third-party to build a demonstrator plant that destroys CMM at our fan sites, as discussed under “Our Business Strategies - Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment.”

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

Maximize profitable production. In the year ended December 31, 2019, we produced a record 7.7 million metric tons of met coal from Mine No. 7 and Mine No. 4. We have the flexibility in our new initial CBA that allows us to increase annual production with minimal incremental capital expenditures. Based on our management’s operational experience, we are confident in our ability to continue to produce at or close to this capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

Maximize organic growth. We recently announced the commencement of the development of Blue Creek into a new, world-class longwall mine located in Alabama near our existing mines. The new single longwall mine at Blue Creek is expected to have the capacity to produce an average of 3.9 million metric tons per annum of premium High-Vol A met coal over the first ten years of production. Once fully developed, we expect Blue Creek to be a transformational investment that will increase annual production capacity by 54% and expand our product portfolio to our global customers, offering three premium hard coking coals that are expected to achieve the highest premium met coal prices in the seaborne markets. We control approximately 103.0 million metric tons of recoverable reserves at Blue Creek and have the ability to acquire adjacent reserves that would increase total recoverable reserves to over 154 million metric tons at Blue Creek. Blue Creek is expected to have a mine life of approximately 50 years assuming a single longwall operation.

We expect Blue Creek’s estimated production cost per short ton to be in the first quartile of the U.S. and global seaborne hard coking coal cost curve and to be approximately 25 to 30% lower than our existing mines today. We believe the combination of a low production cost and the high quality of the High Vol A product, if we achieve the expected price realizations, will generate some of the highest met coal margins in the U.S., generate strong investment returns and achieve a rapid payback across a range of met coal price environments.

We expect to invest approximately $550 to $600 million over the next five years to develop Blue Creek. Based on the current schedule, we expect first development tons from continuous miner units to occur in the third quarter of 2023 with the longwall scheduled to start up in the second quarter of 2025. Our strong cash flow generation and current available liquidity, as well as the ability to finance $110 - $120 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek.

Maintain and further improve our low and variable cost structure. While we have already achieved significant structural cost reductions at our two operating mines, we see further opportunities to reduce our costs over time. Our initial CBA with the UMWA allows for these ongoing cost optimization initiatives. For example, in our initial CBA, we have additional flexibility in our operating days and alternative work schedules as compared to certain optional and more expensive provisions under the Walter Energy collective bargaining agreement. We have variable elements that tie compensation to HCC prices. Additionally, our CBA enables us to contract out work under certain circumstances. We believe these types of structural incentive provisions and workforce flexibility in the initial CBA are helpful to further align our organization with operational excellence and to increase the proportion of our costs that vary in response to changes in the HCC price.

Broaden our marketing reach and maintain strong correlation between realized coal prices and the Platts Index. We have implemented a strategy to improve both our sales and marketing focus, with a goal of achieving better pricing relative to the Platts Index, which includes: (i) opportunistic selling into the spot met coal market and (ii) selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. For the year ended December 31, 2019, our sales geographic customer mix was 56% in Europe, 22% in South America and 22% in Asia.

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

Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment. As described above, the Company currently captures approximately 62% of the coalbed methane that is produced during our mining activities as part of our commitment to reduce the Company’s GHG emissions. We are then able to sell this gas into the natural gas market. In addition to capturing pipeline quality gas, the Company also operates a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. We are also exploring technologies with a third party for destroying CMM. To prove one such technology, the Company built a pilot or demonstrator plant. This plant ran for a period of time sufficient to prove the technology was successful, and a larger scale operation is currently planned to be in service by the year ended December 31, 2020. The Company’s management and board of directors (the "Board") are increasingly focused on these and other opportunities for technical innovation.
Description of Our Business
Our mining operations consist of two active underground met coal mines in Southern Appalachia’s coal seam (Mines No. 7 and No. 4) and other surface met and thermal coal mines, five of which are currently under lease to third parties and four of which are not operating and are not currently planned to be operated in the future. For a comprehensive summary of all of our coal properties and of our coal reserves and production levels as of December 31, 2019, see the tables summarizing our coal reserves and production in “Part I, Item 2. Properties-Estimated Recoverable Coal Reserves.” Our met coal production totaled 7.7 million metric tons in 2019. Our natural gas operations remove and sell natural gas from the coal seams owned or leased by us and others as a byproduct of coal production. Our degasification operations improve mining operations and safety by reducing natural gas levels in our mines.
Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2019, based on a reserve report prepared by Marshall Miller, were estimated to have approximately 105.3 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, the Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. The met coal is mined using longwall extraction technology with development support from continuous miners. We extract met coal primarily from Alabama’s Blue Creek coal seam, which contains high-quality bituminous coal. Blue Creek coal offers high coking strength with low coking pressure, low sulfur and low-to-medium ash content.
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
We also own mineral rights for approximately 103.0 million additional metric tons of recoverable reserves at Blue Creek located to the northwest of Mine No. 4, based on a reserve report prepared by Stantec. We have the ability to acquire adjacent reserves that would increase total reserves to over 154 million metric tons at Blue Creek. According to our third party reserve report, the met coal reserve base of Blue Creek is a high quality High Vol A coal that is characterized by low-sulfur and high CSR.
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
We have an arrangement with Xcoal to serve as Xcoal’s strategic partner for exports of LV HCC. Xcoal has specialized marketing capabilities and deep technical expertise as the largest met coal marketer in the United States. Our arrangement with Xcoal is expected to expand the geographic reach of our customers through Xcoal’s global presence. Xcoal has 20 offices worldwide, including in Brussels, the UAE, Singapore, Beijing, Shanghai, Seoul, Mumbai, and Rio de Janeiro. We expect to be able to leverage Xcoal’s more than 30 year history selling coal to key European and Asian steel customers to further improve the selling prices of our met coal relative to the global Platts Index.
Trade Names, Trademarks and Patents
As part of the Asset Acquisition, we acquired all intellectual property, including copyrights, patents, trademarks, trade names and trade secrets, owned by Walter Energy and its subsidiaries and used or held for use in the business or our assets. Promptly following the closing of the Asset Acquisition, Walter Energy, was required to discontinue the use of its name (and any other trade names or “d/b/a” names utilized by its subsidiaries) and may not subsequently change its name to or otherwise use or employ any name which includes the words “Walter.” We do not believe that any one such trademark is material to our individual segments or to the business as a whole.
Competition
Substantially all of our met coal sales are exported. Our major competitors are businesses that sell into our core business areas of Europe, South America and Asia. We primarily compete with producers of premium met coal from Australia, Canada, Russia, Mozambique and the United States. The principal factors on which we compete are met coal prices at the port of delivery, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our met coal is significantly dependent on the general global economy and the worldwide demand for steel. Although there are significant challenges in the current economy, we believe that we have competitive strengths in our business areas that provide us with distinct advantages.
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

Environmental Responsibility and Sustainability
The Company takes pride in its environmental record and strives to be an industry leader in environmental stewardship. The Company recently released its inaugural environmental, social and governance sustainability report that was prepared in accordance with the Global Reporting Initiative ("GRI") Standards -- Core Option and highlights the Company's strong environmental record.
We continually invest in new technologies to lessen our environmental impact and to improve our efficiencies and productivity. Our executive leadership team is focused on establishing qualitative and quantitative goals that hold us accountable to our investors, employees, customers, community, as well as other stakeholders. As noted above, we are actively engaged in the EPA’s voluntary programs to reduce and report GHG emissions and to improve estimates of national GHG emissions. With regard to the Company’s water management efforts, we have a strong environmental compliance record with the EPA’s National Pollutant Discharge Elimination System (NPDES) program, which addresses water pollution by regulating point sources that discharge pollutants into the waters of the United States. We also monitor adjacent streams and groundwater wells quarterly in order to determine if these water supplies could potentially have been affected by mining operations. Waste water, or water used for mining or processing of coal, is stored in locations such as impoundment structures or clarifying or settling ponds. Additionally, the Company performs a minimum of at least one complete inspection of all tailing impoundments at intervals not to exceed seven calendar days as required by federal regulation, and all of the Company’s tailing impoundments are classified as “low-hazard” structures. We continue to improve our land reclamation efforts, which has yielded success across all of our sites and facilities. We received approval from Alabama Surface Mining Commission (ASMC) in 2018 for the final release of 667 reclaimed acres. Finally, the Company is highly proactive in planning all ongoing and future activities to minimize negative impacts to wildlife and their habitats by mining activities. All of the Company’s permit applications are reviewed by the regional U.S. Fish and Wildlife office for potential negative impacts to any protected species or habitat within the area.
The Company has dedicated employees that oversee the Company’s efforts with respect to various environmental issues, including our efforts with respect to the programs discussed above. Through their efforts, as well as oversight by our senior management and the Board, we continue to make significant progress in improving our environmental stewardship. The Environmental, Health & Safety Committee of the Board is tasked with assessing the effectiveness of the Company’s environmental, health and safety policies, programs and initiatives, as well as reviewing and monitoring the Company’s compliance with applicable environmental, health and safety laws, rules and regulations. This committee receives quarterly reports from Company management, during which the committee reviews and discusses the Company’s various environmental, health and safety initiatives and any issues related to these areas.

The safety of our employees is a core value for us. Our health and safety policies and programs are the cornerstone of our operating philosophy and are integrated into all of our daily operations and activities. Our continued emphasis on enhancing our safety performance has resulted in total reportable incident rates at Mine No. 4 and Mine No. 7, based on Mine, Safety and Health Administration (“MSHA”) criteria, which are lower than the national total reportable incidence rate for all underground coal mines in the United States. This record reflects our effectiveness in protecting our employees. In 2018, the Company hired a new Vice President of Safety, who is responsible for developing and overseeing health and safety programs at the Company’s mines, and he regularly reports to the Environmental, Health & Safety Committee so that the Board is apprised of the Company’s safety-related efforts and challenges.
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

In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (together, the “Black Lung Benefits Act”), each as amended, and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung claims of any of our employees. Since June 1, 2018, the Company has had a deductible policy where the Company is responsible for the first $0.5 million for each black lung claim from any of our employees.
We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted certain collateral with Department of Labor as described below. Changes in the estimated claims to be paid or changes in the amount of collateral required by the Department of Labor may have a greater impact on our profitability and cash flows in the future.” Under the Black Lung Benefits Act, as amended, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are responsible for medical and disability benefits for black lung disease under federal law."
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
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced that they would no longer accept self-bonding to secure reclamation obligations under the state mining laws. Although the Policy Advisory was rescinded in October 2017, some states may be reluctant to approve self-bonding arrangements. This may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. Individually and collectively, these revised various financial assurance requirements may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2019, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $40.6 million, and $2.2 million for miscellaneous purposes.
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
In addition, in August 2015, the EPA announced three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. Upon publication of the Clean Power Plan on October 23, 2015, more than two dozen states as well as industry and labor groups challenged the Clean Power Plan in the D.C. Circuit Court of Appeals. In addition, on March 28, 2017, President Trump signed an executive order directing the EPA to review all three actions and, if appropriate, initiate a rulemaking to rescind or revise the rules consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, on July 8, 2019, the EPA published a final replacement rule that would "reduce the compliance burden" of the Clean Power Plan. Several state and environmental groups have challenged the replacement rule. Also, on December 20, 2018, the EPA published a proposed rule to amend the standards for new, modified and reconstructed stationary power plants. If the EPA's actions to repeal the Clean Power Plan are not upheld, and if it ultimately is retained in its current form, it could have a material adverse impact on the demand for thermal coal nationally. While the Clean Power Plan does not affect our marketing of met coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Furthermore, on January 15, 2016, the Secretary of Interior directed the Bureau of Land Management to prepare an environmental study analyzing potential leasing and management reforms to the current federal coal program, including how best to address the climate impacts of the federal program to meet both the nation’s energy needs and its climate goals. Pending this review, the Secretary placed a moratorium on new applications for thermal (steam) coal leases or lease modification on federal land, subject to certain exceptions. However, pursuant to President Trump’s March 28, 2017 executive order, on March 29, 2017, the Secretary of Interior reversed these actions, halting the environmental study, lifting the moratorium, and directing the Bureau of Land Management to expeditiously process coal lease applications. Several states and environmental groups challenged these actions, resulting in a court order mandating additional environmental review. In May 2019, the Bureau of Land Management prepared an environmental assessment addressing the impacts of restarting coal leasing. While the moratorium did not affect our operations, any renewed regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which could ultimately make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Demand for met coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. However, on June 1, 2017, President Trump announced that the United States would withdraw from the Paris Agreement, and begin negotiations to either re-enter or negotiate an entirely new agreement with more favorable terms for the United States. The Paris Agreement sets forth a specific exit process, whereby a party may not provide notice of its withdrawal until three years from the effective date, with such withdrawal taking effect one year from such notice. On November 4, 2019, the Trump Administration submitted its formal notification of withdrawal to the United Nations. It is not clear what steps, if any, will be taken to negotiate a new agreement, or what terms would be included in such an agreement. In response to the withdrawal announcement, many state and local leaders have stated their intent to intensify efforts to uphold the commitments set forth in the international accord. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for met coal, natural gas, and other fossil fuel products.
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

Employees and Labor
As of December 31, 2019, we had 1,417 employees, of whom 994 were hourly employees and 423 were salaried employees, and of whom approximately 68.17% were covered by the UMWA CBA, which expires on March 31, 2021. We have not had any union-organized work stoppages since our inception. We believe that we have good relationships with our employees and with the unions representing our employees.
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
In addition, future governmental policy changes in foreign countries may be detrimental to the global coal market. For example, the Chinese government has from time to time implemented regulations and promulgated new laws or restrictions on their domestic coal industry, sometimes with little advance notice, which has impacted worldwide coal demand, supply and prices. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions with the steel, coal and coal-fired power sectors. It is possible that policy changes from foreign countries may be detrimental to the global coal markets and, thus, impact our business, financial condition or results of operations.
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
Our profitability depends on the prices at which we sell our met coal, which are largely dependent on prevailing market prices. A substantial or extended decrease in met coal pricing or the failure of a price recovery or stabilization following such decrease will negatively affect our operating cash flows. We have experienced significant price fluctuations in our met coal business, and we expect that such fluctuations will continue. For example, in the first quarter of 2016, the Australian HCC Benchmark settlement price fell to $81 per metric ton, while in late 2016 spot market prices passed $300 per metric ton with a first quarter 2017 Australian HCC Benchmark settlement price of $285 per metric ton. In 2019, the average Platts Index price for the first half of 2019 was $204.53 compared to an average price of $150.83 in the second half of 2019. In November 2019, the Platts Index price hit a three year low of approximately $132.00 per metric ton. Demand for, and therefore the price of, met coal is driven by a variety of factors, including, but not limited to, the following:

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
Sales commitments in the met coal market are typically not long-term in nature and are generally no longer than one to three years in duration. Globally the market is evolving to shorter term pricing. Many of our met coal supply agreements are priced on the basis of a variety of indices, where prices are determined on or before shipment by averaging the leading spot indexes reported in the market. As a result, our sales are subject to fluctuations in market pricing and we are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. To limit this exposure, and where we can, we have, and will continue to, incorporate economic hardship clauses in our sales contracts. However, there can be no assurances we will be able to mitigate such conditions as they arise. Met coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future given the rapid increase of the last few years and the sharp decline in the second half of 2019. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, results of operations, cash flows and ability to pay dividends to our stockholders.
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
For the year ended December 31, 2019, we derived approximately 64.5% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our met coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing met coal from us, reduce the quantity of met coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our met coal due to market, economic or competitive conditions. If any of our major customers were to significantly reduce the quantities of met coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell met coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
Substantially all of our revenues are derived from the sale of met coal. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows.
We rely on the met coal production from our two active met coal mines for substantially all of our revenues. For the year ended December 31, 2019, revenues from the sale of met coal accounted for approximately 97.5% of our total revenues. As noted above, demand for met coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. When steel prices are lower, the prices that we charge steelmaking customers for our met coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to met coal.
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

•
the unavailability of raw materials, equipment (including heavy mobile equipment) or other critical supplies such as tires, explosives, fuel, lubricants and other consumables of the type, quantity and/or size needed to meet production expectations;

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
Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategies. We may not be able to implement our business strategies successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service any debt we incur in the future may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategies, including the development of Blue Creek, could also be affected by a number of factors beyond our control, such as global economic conditions, met coal prices, domestic and foreign steel demand, and environmental, health and safety laws and regulations.
A key element of our business strategy involves increasing production at our existing mines and developing Blue Creek recoverable reserves in a cost efficient manner. As we expand our business activities, there will be additional demands on our financial, technical, operational and management resources. These aspects of our strategy are subject to numerous risks and uncertainties, including:

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
We may be unsuccessful or delayed in developing Blue Creek, which could significantly affect our operations and/or limit our long-term growth.

The development of Blue Creek will require substantial capital expenditures that we may not recover. In addition, during our development of Blue Creek we will face numerous financial, regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays in, or unexpectedly increase the costs associated with, the completion of Blue Creek. Accordingly, we may not be able to complete the development of Blue Creek on schedule, at the budgeted cost or at all, and any such delays or increased costs could have a material adverse effect on our financial condition, results of operations or cash flows. Our planned development of Blue Creek involves numerous risks, including, but not limited to, the following:

•	uncertainties in the national and worldwide economy and the price of met coal;

•	our ability to obtain additional debt and/or equity financing to fund the development, permitting, construction and mining activities of Blue Creek on terms that are acceptable to us, or at all;

•	the diversion of management’s attention from our existing mining operations;

•	our ability to obtain favorable tax or other incentives;

•	potential opposition from non-governmental organizations, local groups, or local residents;

•	the fact that our development, construction, ramp-up and operating costs may be higher than our estimates and further increase our planned capital expenditure and liquidity requirements;

•	shortages of construction materials and equipment or delays in the delivery of such materials and equipment;

•	unanticipated facility or equipment malfunctions or breakdowns;

•	delays from unexpected adverse geological and/or weather conditions and from accidents;

•	failure to obtain, or delays in obtaining, all necessary governmental and third-party rights-of-way, easements, permits, licenses and approvals;

•	local infrastructure conditions and other logistical challenges;

•	the possibility that we may have insufficient expertise to engage in such development activity profitably or without incurring inappropriate amounts of risks;

•	the fact that the coal reserves at Blue Creek may not be as economically recoverable as planned;

•	difficulties in integrating Blue Creek with our existing mining operations and failure to achieve any estimated economies of scale; and

•	our ability to hire qualified construction and other personnel.

We cannot assure you that we will be able to overcome these risks or successfully develop Blue Creek. If we are unable to complete, or are substantially delayed in completing, the development of Blue Creek, our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders could be adversely affected. Furthermore, even if Blue Creek is successfully developed, constructed, and placed into operation, we cannot assure you that it will operate at a profit sufficient to recover our total investment. In addition, if its development is successful, the operation of Blue Creek would exacerbate our existing mining and operation risks discussed elsewhere in this Report, including, but not limited to, risks related to increasing the concentration of our mining operations in Alabama, hazards and operating risks, transportation risks, liability risks and regulatory risks. See “-Risks Related to Our Business-All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area”, “-Met coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline”, “-If transportation for our met coal is disrupted, unavailable or more expensive for our customers, our ability to sell met coal could suffer”, “-Our business is subject to inherent risks, some for which we maintain third party insurance. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows” and “-Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, federal, state or local regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.”

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
We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation and black lung liabilities, or we are pursued for applicable sanctions, costs and liabilities, our operations and profitability could be adversely affected. Certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under federal law and are insured beginning April 1, 2016 for claims made by or on behalf of any of our employees. As a result of our limited operating history as a stand-alone company, the Department of Labor required us to provide insurance coverage rather than be self-insured for these obligations.

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
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the Asset Acquisition for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the Department of Labor requiring us to post $17.0 million in surety bonds or Treasury bills as collateral in addition to maintaining a black lung trust of $3.3 million that was acquired in the Asset Acquisition. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2019 were $32.5 million (net of the black lung trust). In future years, the Department of Labor could require us to increase the amount of the collateral which could negatively impact our cash flows.
Defects in title of any real property or leasehold interests in our properties or associated met coal reserves could limit our ability to mine or develop these properties or result in significant unanticipated costs.
All of our mining operations are conducted on properties owned or leased by us. Our right to mine our met coal reserves may be materially adversely affected by defects in title or boundaries or if our property interests are subject to superior property rights of third parties. We do not have title insurance for any of our real property or leasehold interests and, title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to mine a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. Any challenge to our title or leasehold interests could delay the mining of the property, result in the loss of some or all of our interest in the property or met coal reserves and increase our costs. In order to conduct our mining operations on properties where these defects exist, we may incur unanticipated costs perfecting title. In addition, if we mine or conduct our operations on property that we do not own or lease, we could incur civil damages or liabilities for such mining operations and be subject to conversion, negligence, trespass, regulatory sanction and penalties. Some leases have minimum production requirements or require us to commence mining operations in a specified term to retain the lease. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.
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
Met coal mining consumes large quantities of commodities including steel, copper, rubber products, diesel and other liquid fuels, and requires the use of capital equipment. Some commodities, such as steel, are needed to comply with roof control plans required by regulation. The cost of roof bolts we use in our mining operations depends on the price of scrap steel. The prices we pay for commodities and capital equipment are strongly impacted by the global market. A rapid or significant increase in the costs of commodities or capital equipment we use in our operations could impact our mining operations costs because we may have a limited ability to negotiate lower prices and, in some cases, may not have a ready substitute.
We use equipment in our met coal mining and transportation operations such as continuous mining units, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. Some equipment and materials are needed to comply with regulations, such as proximity detection devices on continuous mining machines. We procure some of this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, there continues to be consolidation in the supplier base providing mining materials and equipment, which has resulted in a limited number of suppliers for certain types of equipment and supplies. If any of our suppliers experiences an adverse event, decides to cease producing products used by the mining industry, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be materially adversely impacted.
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
Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery, facilities and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our existing mines or the development of the high-quality met coal recoverable reserves at Blue Creek could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our current or projected timelines, and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition may be materially adversely affected if we cannot make such capital expenditures.
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
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31,

2019, 68.17% of our employees were represented by the UMWA. In connection with the Asset Acquisition, we negotiated a new initial CBA with the UMWA (the “UMWA CBA”), which was ratified by UMWA’s members on February 16, 2016 and has a five-year term. If we are unable to negotiate the renewal of the UMWA CBA before its expiration date, our operations and our profitability could be adversely affected. Future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.
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
New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.
New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows. On March 8, 2018, President Trump signed proclamations imposing a 25 percent tariff on imports of certain steel mill products and aluminum products. The U.S. has also imposed tariffs of 7.5 percent and 25.0 percent on certain Chinese-origin products. In response to the tariffs imposed by the U.S., other countries, including China and European Union member countries have announced tariffs on U.S. goods and services. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for met coal, limits on trade with the United States or other potentially adverse economic outcomes. In addition, trade conflicts between the U.S. and other nations that result in imposition of barriers to trade, such as import tariffs, could materially and adversely affect the international demand and pricing for our coal. While, the imposition of these trade barriers by other nations have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows. If these barriers endure, or are enhanced, our coal exports may decline, and increased domestic supply could cause competition among coal producers in the U.S. to intensify, potentially resulting in additional downward pressure on domestic coal prices and our business, financial condition and results of operations. A "phase one" trade deal signed between the U.S. and China on January 15, 2020 accompanied a U.S. decision to cancel a plan to increase tariffs on an additional list of Chinese products and to reduce the tariffs previously imposed on one list of Chinese products. While the signing of the agreement signals a cooling of tensions between the U.S. and China over trade, concerns over the stability of bilateral trade relations remain, particularly given the limited scope of the phase one agreement.

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
The SMCRA establishes operational, reclamation and closure standards for our mining operations. Alabama has a state law counterpart to SMCRA. We accrue for the costs of current mine disturbance and of final mine closure, including the cost of treating mine water discharge where necessary. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proven reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be materially affected. We are also required to post bonds for the cost of coal mine reclamation.
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

As of December 31, 2019, we had approximately $374.9 million of outstanding indebtedness (consisting of $343.4 million of Notes, net of $4.2 million in unamortized debt discount, net, and $35.7 million of capital lease obligations), all of which are secured, and $116.1 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
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
As of December 31, 2019, we had approximately $374.9 million of total debt outstanding (consisting of $343.4 million of Notes, net of $4.2 million in unamortized debt discount, net, and $35.7 million of capital lease obligations). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2019, we had $116.1 million of availability under our ABL Facility (calculated net of $8.95 million of letters of credit outstanding at such time). Although covenants under the indenture governing the Notes and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the indenture governing the Notes and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
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
In connection with the Asset Acquisition consummated on March 31, 2016, we acquired deferred tax assets primarily associated with NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. A valuation allowance was established on our opening balance sheet at April 1, 2016 because it was more likely than not that a portion of the acquired deferred tax assets would not be realized in the future. At December 31, 2017, we had a $312.5 million valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets. For 2017, we recorded a pre-tax profit of $416.5 million; however, we remained in a three-year cumulative loss position, had limited operating results as a new Company and given the industry's recent history of significant losses concluded as of December 31, 2017 that another year of significant profitability was needed to support a release of the valuation allowance.

During 2018, we continued our trend of sustained profitability, recording a pre-tax profit of $471.0 million for the year. During the fourth quarter of 2018, after considering all relevant factors, we concluded that our deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing our net deferred tax assets, the significant relevant factors that we considered are: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) estimate of future HCC prices; (4) we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, we released our valuation allowance against our net deferred income tax assets, primarily resulting in the $225.8 million benefit in our provision for income taxes. As of December 31, 2019, after considering all relevant factors, we concluded that our deferred income tax assets remain more likely than not to be realized and a valuation allowance is not required.
Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. At December 31, 2019, we had federal and state NOLs of approximately $785.6 million and $860.3 million, respectively. These NOLs and income tax credit carryforwards collectively represent a deferred tax asset of approximately $215.8 million.
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

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” The 382 Transfer Restrictions were originally set to expire in April 2020. Pursuant to the amendment to the certificate of incorporation approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on April 23, 2019, the Company will effect a three-year extension of the Transfer Restrictions, which will become effective upon the filing of a certificate of amendment setting forth such amendment with the Secretary of State of the

State of Delaware. In addition, on February 14, 2020, we adopted a NOLs rights agreement (the “Rights Agreement”) to supplement the 382 Transfer Restrictions. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Development-Rights Agreement.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions or the Rights Agreement that may cause an ownership shift. In doing so, we expect to first perform the calculations necessary to confirm that our ability to use our NOLs and other federal income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, the Board may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions and the Rights Agreement, if such transaction is determined not to be detrimental to the utilization of our NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our NOLs and other federal income tax attributes. For more information, see “-Risks Related to the Ownership of Our Common Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”
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
In addition, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of met coal reserves, as well as other activities related to our businesses. As our dependence on digital technologies has increased, the risk of cyber incidents, including both deliberate attacks and unintentional events, also has increased. A cyber-attack may involve persons gaining unauthorized access to our digital systems for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption.
To that end, we have implemented security protocols and systems with the intent of maintaining the physical security of our operations and protecting our and our counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, we may be subject to security breaches, which could result in unauthorized access to our facilities or the information that we are trying to protect. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. Our insurance may not protect us against such occurrences. While to date we have not experienced any material losses relating to cyber incidents, as cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.
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

The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, has recently announced that the FCA intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). The FCA Announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Following the implementation of any reforms to LIBOR or the methods pursuant to which LIBOR rates are determined, or other benchmark rates that may be enacted in the United Kingdom or elsewhere, the manner of administration of such benchmarks may change, with the result that such benchmarks may perform differently than in the past, such benchmarks could be eliminated entirely, or there could be other consequences which cannot be predicted. If the Agent under our ABL Facility determines, or the lenders holding more than a majority of the outstanding loans and commitments under the ABL Facility notify the Agent, that (i) adequate and reasonable means do not exist for ascertaining LIBOR for any requested interest period, or (ii) the FCA or any governmental authority having jurisdiction over the Agent has made a public statement identifying a specific date after which LIBOR shall no longer be made available, or used for determining the interest rate of loans, then the Agent and Company may mutually agree to amend the ABL Facility to replace LIBOR with an alternate benchmark rate that has been broadly accepted by the syndicated loan market in the United States in lieu of LIBOR (any such proposed rate, a “LIBOR Successor Rate”). We can give no assurance that we and the Agent will be able to agree on a LIBOR Successor Rate. If the Agent and the Company cannot mutually agree on a LIBOR Successor Rate, the obligation of the Lenders to make or maintain LIBOR loans shall be suspended and LIBOR loans incurred under the ABL Facility will be deemed to have converted to loans that bear interest based on the base rate.
Risks Related to the Ownership of our Common Stock
The market price of our common stock may fluctuate significantly and investors in our common stock could incur substantial losses.
The market price of our common stock could fluctuate significantly due to a number of factors, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating and financial results, including reserve estimates;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions or innovations;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	declaration of bankruptcy by any of our customers or competitors;

•	general economic conditions and overall market fluctuations, including changes in the price of met coal, steel or other commodities;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	the trading volume of our common stock;

•	sales of our common stock by us or the perception that such sales may occur; and

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
Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes, and will be at the sole discretion of the Board and will also depend on many factors.
Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes, and will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, borrowing availability under our ABL Facility, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board deems relevant. The terms of our ABL Facility and the indenture governing the Notes may restrict our ability to pay cash dividends on our common stock. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. Furthermore, we are permitted under the terms of our ABL Facility and the indenture governing the Notes to incur additional indebtedness, the terms of which may severely restrict or prohibit the payment of dividends and the associated debt service may impact our ability to satisfy the conditions for paying dividends under our ABL Facility and the indenture governing the Notes. The agreements governing our current and future indebtedness may not permit us to pay dividends on our common stock.
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
Specifically, since the IPO, we have been required to:

•	prepare and distribute periodic reports and other stockholder communications in compliance with our obligations under the federal securities laws and NYSE rules;

•	create or expand the roles and duties of the Board and committees of the board;

•	institute compliance and internal audit functions that are more comprehensive;

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
As a public company, we are required to commit significant resources and board and management oversight to the above-listed requirements, which cause us to incur significant costs and which place a strain on our systems and resources. As a result, the attention of the Board and management might be diverted from other business concerns. In addition, we might not be successful in implementing these requirements. In addition, we also expect these rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on the Board or as executive officers.
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

Sales of substantial amounts of our common stock in the public market, or the perception that those sales might occur, could materially affect the market price of our common stock.

In the future, we may issue common stock for a number of reasons, including to finance our operations and business strategy, to adjust our ratio of debt to equity, or to provide incentives pursuant to certain executive compensation arrangements. Such future issuances of equity securities, or the expectation that they will occur, could cause the market price for our common stock to decline. The price of our common stock also could be affected by hedging or arbitrage trading activity that may exist or develop involving our common stock.

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
The Board has the authority, without action or vote of our stockholders, to issue all or any part of our authorized but unissued shares of common stock, including shares issuable upon the exercise of options, shares that may be issued to satisfy our obligations under our incentive plans, shares of our authorized but unissued preferred stock and securities and instruments that are convertible into our common stock. Issuances of common stock or voting preferred stock would reduce an investor’s influence over matters on which our stockholders vote and, in the case of issuances of preferred stock, likely would result in its interest in us being subject to the prior rights of holders of that preferred stock.
We may issue preferred stock whose terms could adversely affect the voting power or value of our common stock.
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. In addition, the issuance of such preferred stock could make it more difficult for a third party to acquire us. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock. On February 14, 2020, the Company entered into the Rights Agreement. In connection with the adoption of the Rights Agreement, the Board approved a certificate of designations of Series A Junior Participating Preferred Stock designating 140,000 shares of preferred stock, which was filed on February 14, 2020 with the Secretary of State of the State of Delaware and became effective on such date. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Development-Designation of Series A Junior Participating Preferred Stock.”
Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related dividends or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.
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
In particular, without the approval of the Board, no person or group of persons treated as a single entity under Treasury Regulation Section 1.382-3 will be permitted to acquire, whether directly, indirectly or constructively, and whether in one transaction or a series of related transactions, any of our common stock or any other instrument treated as stock for purposes of Section 382, to the extent that after giving effect to such purported acquisition (a) the purported acquirer, or any other person by reason of the purported acquirer’s acquisition, would become a Substantial Holder (as defined below), or (b) the percentage of ownership of our common stock by a person that, prior to giving effect to the purported acquisition, is already a Substantial Holder would be increased. A “Substantial Holder” is a person that owns (as determined for purposes of Section 382 of the Code) at least 4.99% of the total value of our common stock, including any instrument treated as stock for purposes of Section 382 of the Code.
Furthermore, under our certificate of incorporation, the Board has the sole power to determine compliance with the 382 Transfer Restrictions and we cannot assure you that the Board will concur with any conclusions reached by any holder of our securities or their respective advisors, and/or approve or ratify any proposed acquisitions of our securities. If the Board determines that a Prohibited Transfer (as defined in our certificate of incorporation) has occurred, such Prohibited Transfer shall, to the fullest extent permitted by law, be void ab initio and have no legal effect, and upon written demand by us, the Purported Transferee (as defined in the certificate of incorporation) shall disgorge or cause to be disgorged our securities, together with any dividends or distributions received, with respect to such securities.

On February 14, 2020, we adopted the Rights Agreement to supplement the 382 Transfer Restrictions. In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group that acquires 4.99% or more of the outstanding common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without the approval of the Board. Under the Rights Agreement, from and after February 28, 2020, each share of our common stock carries with it one preferred share purchase right until the earlier of the date when the preferred share purchase rights become exercisable or expire. The Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the outstanding common stock but do own 4.99% or more in value of the Company’s outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Recent Development-Rights Agreement.

The 382 Transfer Restrictions and the Rights Agreement may make our stock less attractive to large institutional holders and limit the price that investors might be willing to pay for shares of our common stock and otherwise have an adverse impact on the market for our common stock. In addition, these restrictions could discourage a third party from proposing a change of control or other strategic transaction concerning the Company or otherwise have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. Because of the complexity of applying Section 382, and because the determination of ownership for purposes of Section 382 does not correspond to SEC beneficial ownership reporting on Schedules 13D and 13G, stockholders and potential acquirers of our securities should consult with their legal and tax advisors prior to making any acquisition of our securities that could implicate the 382 Transfer Restrictions.

We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.

Under the 382 Transfer Restrictions that are contained in our certificate of incorporation and the Rights Agreement, our 4.99% stockholders will effectively be required to seek the approval of, or a determination by, the Board before they engage in certain transactions involving our common stock. Furthermore, we could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 4.99% stockholders without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 4.99% to become 4.99% stockholders, resulting in those stockholders’ having to either disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions or seek the approval of, or a determination by, the Board before they could engage in certain future transactions involving our common stock.
Provisions in our certificate of incorporation and bylaws and Delaware law, as well as the Rights Agreement, make it more difficult to effect a change in control of the Company, which could adversely affect the price of our common stock.
The existence of some provisions in our certificate of incorporation and bylaws and Delaware corporate law, as well as the Rights Agreement, could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:

•	the Board's ability to issue, from time to time, one or more series of preferred stock and, with respect to each such series, to fix the terms thereof by resolution;

•	provisions relating to the appointment of directors upon an increase in the number of directors or vacancy on the Board;

•	provisions requiring stockholders to hold at least a majority of our outstanding common stock in the aggregate to request special meetings;

•	provisions that restrict transfers of our stock (including any other instruments treated as stock for purposes of Section 382) that could limit our ability to utilize NOLs;

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
In addition, our certificate of incorporation provides that if any action specified above (each is referred to herein as a “covered proceeding”), is filed in a court other than the specified Delaware courts without the approval of the Board (each is referred to herein as a foreign action), the claiming party will be deemed to have consented to (i) the personal jurisdiction of the specified Delaware courts in connection with any action brought in any such courts to enforce the exclusive forum provision described above and (ii) having service of process made upon such claiming party in any such enforcement action by service upon such claiming party’s counsel in the foreign action as agent for such claiming party.
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
Subject to the limitations of applicable law, our certificate of incorporation, among other things:

•
permits us to enter into contracts and transactions in which one or more of our officers or directors may be a party to or may be financially or otherwise interested in so long as such contract or transaction is approved by the Board in accordance with the DGCL;

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

Our stockholders or their affiliates, or our non-employee directors, may become aware, from time to time, of certain business opportunities (such as acquisition opportunities) and may direct such opportunities to other businesses in which they have invested, in which case we may not become aware of or otherwise have the ability to pursue such opportunity. Further, such businesses may choose to compete with us for these opportunities, possibly causing these opportunities to not be available to us or causing them to be more expensive for us to pursue. As a result, our renouncing our interest and expectancy in any business opportunity that may be from time to time presented to our stockholders and their affiliates, or our non-employee directors, could adversely impact our business or prospects if attractive business opportunities are procured by such parties for their own benefit rather than for ours.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
The following map shows the major locations of our mining operations.

Blue Creek Energy
ALABAMA
4 North Portal
Jefferson
Tuscaloosa
Mine No. 7
East Portal
7 North Portal
Mine No. 4 & Prep. Plant
Barge Loading Facility
Mine No. 7 & Prep. Plant
Central Shop & Central Supply
Training Center
Mine No. 5 Prep. Plant
Central Lab
Central Mining Office
Huntsville
Birmingham
Montgomery
Mobile
Interstate Highways
US Highways
0
50 KM
50 Miles

Our administrative headquarters and production facilities as of December 31, 2019 were as follows:

		Land Acreage		Building Square Footage
Business Unit/Location (State/County/Town)	Principal Operations	Leased	Owned	Leased	Owned
Warrior Met Coal Mining, LLC
Alabama/Tuscaloosa/Brookwood	Administrative headquarters & mine support facilities	—	—	—	673,084
Alabama/Jefferson & Tuscaloosa/Adger & Brookwood	Coal mines, mine support facilities, land holdings & barge loadout	20,487	46,910	—	—
Alabama/Mobile/Mobile	Administrative headquarters, mine support facilities & real estate	—	—	1,471	—
Warrior Met Coal BCE, LLC
Alabama/Jefferson/Adger	Real estate	—	223	—	—
Alabama/Tuscaloosa/Whitson	Coal mines & land holdings	26,194	2,112	—	2,360
Warrior Met Coal Gas, LLC
Alabama/Tuscaloosa/Tuscaloosa	Administrative headquarters & mine support facilities	10	28	—	15,425
Alabama/Tuscaloosa & Fayette /Various	Natural gas fields-developed	87,442	—	—	—
Warrior Met Coal Land, LLC
Alabama/Various/Various	Real estate	—	21,008	400	12,430
Alabama/Various/Various	Real estate-mineral interest only	—	170,061	—	—
Warrior Met Coal TRI, LLC
Alabama/Tuscaloosa/ Brookwood	Real estate	—	187	—	—
Warrior Met Coal LA, LLC
Louisiana/Terrebonne/Houma	Real estate	—	1,304	—	—
Warrior Met Coal WV, LLC
West Virginia/Various/Various	Real estate	—	2,510	—	—
West Virginia/Various/Various	Real estate-mineral interest only	—	3,740	—	—
Estimated Recoverable Coal Reserves
The estimates of our proven and probable reserves as of December 31, 2019 included in this Annual Report (i) for our Mine No. 4 and Mine No. 7 were prepared by Marshall Miller, (ii) for our Blue Creek mine were prepared by Stantec, and (iii) for our other mining properties described in this Annual Report were prepared by McGehee Engineering Corp. ("McGehee"). Within Marshall Miller, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Mine No. 4 and Mine No. 7 is K. Scott Keim. Within Stantec, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Blue Creek mine is Kevin Whipkey. Within McGehee, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our mining properties owned by Warrior Met Coal TRI, LLC and Warrior Met Coal Land, LLC is Sanford M. Hendon.
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

As of December 31, 2019, we had estimated reserves totaling 218.8 million metric tons, of which 111.8 million metric tons, or 51.1%, were “assigned” recoverable reserves that were either being mined, were controlled and accessible from a then active mine, or located at idled facilities where limited capital expenditures would be required to initiate operations when conditions warrant. The remaining 107.0 million metric tons were classified as “unassigned,” representing coal at currently non-producing locations that we anticipate mining in the future, but which would require significant additional development capital before operations could begin.
Our reserve estimates are predicated on engineering, economic, and geological data assembled and analyzed by internal engineers, geologists and finance associates, as well as third-party consultants. We update our reserve estimates annually to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties.

The following table provides the location and coal reserves associated with each mine or potential mine as of December 31, 2019:

As of December 31, 2019
(in thousands of metric tons)(1)

					Recoverable Reserves(2)			Reserve Control(5)
Location/Mine	Type(7)	Status of Operation(6)	Coal Bed	Assigned/ Unassigned(4)	Reserves(2)	Proven(3)	Probable(3)	Owned	Leased
Alabama:
Warrior Met Coal Mining, LLC
No. 4	U	Production	Blue Creek/Mary Lee	Assigned	44,894	44,807	87	—	44,894
No. 7	U	Production	Blue Creek/Mary Lee	Assigned	60,360	43,182	17,178	440	59,920
Warrior Met Coal BCE, LLC
Blue Creek	U	Exploration	Mary Lee	Unassigned	103,042	64,309	38,733	2,624	100,418
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing(8)	S	Idled	Brookwood	Assigned	2,866	2,866	—	2,866	—
Warrior Met Coal Land, LLC
Beltona East	S	Development	Black Creek	Unassigned	1,013	1,013	—	1,013	—
Bull Gap Mine	S	Development		Unassigned	624	624	—	624	—
Carter West	S	Development		Unassigned	8	8	—	8	—
Howton	S	Idled	Brookwood	Unassigned	271	271	—	271	—
Kimberly	S	Development	Black Creek	Assigned	128	128	—	128	—
Morris(8)	S	Production	Mary Lee	Assigned	3,615	3,615	—	3,615	—
Searles 8 & 10(8)	S	Production	Brookwood	Assigned	17	17	—	17	—
Searles BW-UG	U	Exploration		Unassigned	1,944	1,944	—	1,944	—

Total Alabama					218,782	162,784	55,998	13,550	205,232

Total Warrior Met Coal					218,782	162,784	55,998	13,550	205,232

(1)	1 metric ton is equivalent to 1.102311 short tons.

(2)
Reserves are that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. Recoverable reserve estimates incorporate losses for dilution and mining recovery based upon a 95% longwall recovery, 35% to 40% continuous miner recovery and a 95% preparation plant efficiency. The ranges of met coal sales prices used to assess our reserves were $103 and $93 per metric ton (which represents a 3-year average between 2014 and 2016) at Mine No. 4 and Mine No. 7, respectively, and $117 per metric ton at Blue Creek. We believe that the ranges of met coal sales prices used to assess our reserves exclude favorable changes in met coal prices since such time. For example, our average net selling price per metric ton realized for Mine No. 4 and Mine No. 7 for the year ended December 31, 2019 was $170.72 per metric ton and at the time of the Blue Creek reserve study was $195 per metric ton. Our mineral reserves were also assessed using a historical three year average met coal sales price to determine the reserves were economical. Mine No. 4 and Mine No. 7 proven reserves were estimated within a 3/4 mile radius from point of measurement with thickness and representative coal quality and probable reserves were estimated within a 3/4 mile radius from a point of measurement with thickness but no representative coal quality. Mine No. 4 and Mine No. 7 mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent which represents the margin of error of a standard final feasibility study. Blue Creek and our surface mines proven reserves were estimated within a 3/4 mile radius from point of measurement. Blue Creek mineral reserves were estimated within an accuracy threshold of plus or minus 25 percent which represents the margin of error of a standard pre-feasibility study. Blue Creek is an adjacent property to our existing operating Mines No. 7 and No. 4 and could allow for either a continuation of current production levels or allow for additional tons to be brought to market. This property has similar mining conditions, measured geology and the ability to utilize equipment and infrastructure from our current operations.

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
The following table provides a summary of the quality of our reserves as of December 31, 2019:
Estimated Recoverable Coal Reserves (Continued)
As of December 31, 2019
(in thousands of metric tons)(1)

			Quality			Average Coal Seam Thickness	Date Mine:
Location/Mine	Reserves	Type(2)	% Ash	% Sulfur	BTU/lb.	(in Feet)	Acquired/ Opened	Ceased/ Idled
Alabama:
Warrior Met Coal Mining, LLC
No. 4 (3)	44,894	LVM/MVM	10.06	0.68	N/A	6.50	1976	N/A
No. 7	60,360	LVM	9.58	0.62	N/A	5.40	1978	N/A
Warrior Met Coal BCE, LLC
Blue Creek	103,042	HVM	9.10	0.70	N/A	5.20	N/A	N/A
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,866	M/T	11.34	1.23	12,557	10.43	2011	2013
Warrior Met Coal Land, LLC
Beltona East	1,013	M/T	7.79	2.58	14,162	4.88	N/A	N/A
Bull Gap Mine	624	M/T	4.07	1.54	14,013	4.98	N/A	N/A
Carter West	8	M/T	6.57	1.58	13,937	1.10	N/A	N/A
Howton	271	M/T	12.80	1.27	12,619	7.52	2006	2009
Kimberly	128	M/T	6.47	2.32	13,748	5.58	N/A	N/A
Morris	3,615	T	20.44	1.19	11,262	5.21	2014	N/A
Searles 8	17	M/T	12.40	1.17	12,450	5.62	2013	N/A
Searles BW-UG	1,944	T	15.89	0.95	11,857	3.54	N/A	N/A

Total Alabama	218,782

Total Warrior Met Coal	218,782

(1)	1 metric ton is equivalent to 1.102311 short tons.

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

The following table provides a summary of information regarding our mining operations as of December 31, 2019:

				Transportation		Preparation Plant
Location/Mine	Reserves (thousands of metric tons)(1)	Type(2)	Mining Equipment(3)	Rail	Other(4)	Capacity (metric tons per hr)	Utilization %	Source of Power(5)
Alabama:
Warrior Met Coal Mining, LLC
No. 4	44,894	U	LW,CM	CSX	T,B	1,180	82%	ALPCO
No. 5*	N/A	N/A	N/A	N/A	N/A	907	87%	ALPCO
No. 7	60,360	U	LW,CM	CSX	T,B	1,270	89%	ALPCO
Warrior Met Coal BCE, LLC
Blue Creek	103,042	U	In exploration or development
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,866	S	S,T	N/A	T,B	N/A	N/A	ALPCO
Warrior Met Coal Land, LLC
Beltona East	1,013	S	In exploration or development
Bull Gap Mine	624	S	In exploration or development
Carter West	8	S	In exploration or development
Howton	271	S	S,T	N/A	T	N/A	N/A	ALPCO
Kimberly	128	S	In exploration or development
Morris	3,615	S	S,T	N/A	T	N/A	N/A	ALPCO
Searles 8	17	S	S,T	N/A	T	N/A	N/A	ALPCO
Searles BW-UG	1,944	U	In exploration or development

Total Alabama	218,782

Total Warrior Met Coal	218,782

(1)	1 metric ton is equivalent to 1.102311 short tons.

(2)	Type of Mine: S = Surface; U = Underground

(3)	Mining Equipment: D = Dragline; S = Shovel/Excavator/Loader; T = Trucks; LW = Longwall; CM = Continuous Miner; H=Highwall Miner

(4)	Transportation: Other T = Trucks; B = Barge Loadout availability

(5)	Source of Power: ALPCO = Alabama Power Company

*	Represents a preparation plant

The following table provides the production (in thousands) and average coal selling price per metric ton for our operating mines for each of the three years ended December 31, 2019, 2018 and 2017:

	Production(1) / Average Coal Selling Price Per Metric Ton
Location/Mine	2019		2018		2017
Alabama:
Warrior Met Coal Mining, LLC
No. 4	2,015	$161.78	1,939	$182.20	1,678	$188.68
No. 7	5,669	$173.91	5,078	$198.06	4,413	$190.40

Total Alabama	7,684		7,017		6,091

(1)	There were no purchases of coal from third parties during the periods presented. All metric tons produced were on leased property.

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

Capital Allocation

On May 17, 2017, the Board adopted a policy (the “Capital Allocation Policy”) of paying a quarterly cash dividend of $0.05 per share. The Capital Allocation Policy states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. We will also seek to optimize our capital structure to improve returns to stockholders while allowing flexibility for us to pursue very selective strategic growth opportunities that can provide compelling stockholder returns. Our ability to pay dividends on our common stock is limited by covenants in the ABL Facility and the indenture governing the Notes and may be further restricted by the terms of any future debt or preferred securities. See “Part I, Item 1A. Risk Factors—Risks Related to the Ownership of our Common Stock—Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes, and will be at the sole discretion of the Board and will also depend on many factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation—Liquidity and Capital Resources—ABL Facility” and “—Senior Secured Notes.”

Holders

As of February 17, 2020, we had approximately 405 holders of record of our common stock.

Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2019:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	538,218(2)	$—	5,381,997
2016 Equity Incentive Plan	43,580(3)	$—	— (4)
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.
(2) The number of securities to be issued under our 2017 Equity Incentive Plan represents 503,892 unvested restricted stock units and 34,326 shares of common stock issuable upon settlement of vested restricted stock unit awards.
(3) The number of securities to be issued under our 2016 Equity Incentive Plan represents 43,580 shares of common stock issuable upon settlement of a vested phantom unit award.
(4) While our 2016 Equity Incentive Plan remains in effect with respect to awards granted prior to the effectiveness of our 2017 Equity Incentive Plan, no further awards will be granted under the 2016 Equity Plan.

Stock Repurchases
There were no share repurchases of our common stock made during the quarter ended December 31, 2019.
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
The following graph shows a comparison from April 13, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2019 of the cumulative total return for our common stock, the Russell 3000 Stock Index and the Dow Jones U.S. Coal Index. The graph assumes that $100 was invested on April 13, 2017 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.
Item 6. Selected Historical Financial Data

The following tables set forth our selected historical financial data as of and for each of the periods indicated. The selected consolidated historical financial data as of December 31, 2019, 2018 and 2017, for the years ended December 31, 2019, December 31, 2018, and December 31, 2017 is derived from the audited consolidated financial statements of the Successor included elsewhere in this Annual Report. The selected consolidated historical financial data for the nine months ended December 31, 2016 is derived from the audited consolidated financial statements of the Successor included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and the selected combined historical financial data for the three months ended March 31, 2016 is derived from the audited combined historical financial statements of our Predecessor included in the 2018 Annual Report. The term “Successor” refers to (1) Warrior Met Coal, LLC and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion and (2) Warrior Met Coal, Inc. and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. The term “Predecessor” refers to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy in the Asset Acquisition on March 31, 2016. The Predecessor periods included in the 2018 Annual Report begin as of January 1, 2016 and end as of March 31, 2016
You should read this selected consolidated and combined historical financial data together with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this Annual Report or the 2018 Annual Report, as applicable. Our historical results are not necessarily indicative of our future results of operations, financial position and cash flows.

	Successor				Predecessor
	For the years ended December 31,			For the nine months ended December 31,	For the three months ended March 31,
	2019	2018	2017	2016	2016
Statements of Operations Data :	(in thousands except per share data)
Revenues:
Sales	$1,235,998	$1,342,683	$1,124,645	$276,560	$65,154
Other revenues	32,311	35,324	44,447	21,074	6,229
Total revenues	1,268,309	1,378,007	1,169,092	297,634	71,383
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	720,745	716,645	592,530	244,723	72,297
Cost of other revenues (exclusive of items shown separately below)	29,828	10,172	28,422	19,367	4,698
Depreciation and depletion	97,330	97,209	75,413	47,413	28,958
Selling, general and administrative	37,014	36,626	36,453	20,507	9,008
Other postretirement benefits	—	—	—	—	6,160
Restructuring costs	—	—	—	—	3,418
Transaction and other costs	—	9,068	12,873	13,568	—
Total costs and expenses	884,917	869,720	745,691	345,578	124,539
Operating income (loss)	383,392	508,287	423,401	(47,944)	(53,156)
Interest expense, net	(29,335)	(37,314)	(6,947)	(1,711)	(16,562)
Loss on early extinguishment of debt	(9,756)	—	—	—	7,920
Other income	22,815	—	—	—	—
Income (loss) before income taxes	367,116	470,973	416,454	(49,655)	(61,798)
Income tax expense (benefit) (1)	65,417	(225,814)	(38,592)	18	18
Net income (loss)	$301,699	$696,787	$455,046	$(49,637)	$(61,816)
Basic and diluted net income per share:
Net income per share—basic	$5.87	$13.19	$8.62
Net income per share—diluted	$5.86	$13.17	$8.62
Weighted average number of shares outstanding—basic	51,363	52,812	52,800
Weighted average number of shares outstanding— diluted	51,493	52,918	52,806
Dividends per share:	$4.61	$6.73	$14.92

Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$532,814	$559,396	$434,512	$(9,187)	$(40,698)
Investing activities	$(134,213)	$(107,629)	$(92,625)	$(30,884)	$(5,422)
Financing activities	$(411,623)	$(281,626)	$(458,279)	$192,727	$(6,240)

__________________
(1) The income tax benefit recorded for the year ended December 31, 2018 is primarily due to the NOL valuation allowance release (see Note 7 to our consolidated financial statements included elsewhere in this Annual Report).

	Successor			Predecessor
	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$193,383	$205,577	$35,470	$150,045
Working capital(1)	$315,094	$345,497	$163,614	$228,986
Mineral interests, net	$110,130	$120,427	$130,004	$143,231
Property, plant and equipment, net	$606,200	$540,315	$536,745	$496,959
Total assets	$1,344,264	$1,395,040	$993,315	$947,631
Long-term debt	$339,189	$468,231	$342,948	$3,725
Total liabilities	$578,682	$682,428	$580,292	$194,664
Total stockholders’ equity	$765,582	$712,612	$413,023	$752,967
__________________
(1) Working capital consists of current assets less current liabilities, excluding current portion of long-term debt.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2019, December 31, 2018, and December 31, 2017. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7.
As of December 31, 2019, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 105.3 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 103.0 million metric tons of recoverable reserves. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Index. Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to MV. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
Basis of Presentation
The consolidated financial statements included elsewhere in this Annual Report and the other financial information presented and discussed in this management's discussion and analysis includes the accounts of Warrior Met Coal, Inc. and its subsidiaries (the "Company").
Factors Affecting the Comparability of our Financial Statements
Corporate Conversion and IPO
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

	For the years ended December 31,
	2019	2018	2017
(in thousands)
Segment Adjusted EBITDA	$515,253	$626,038	$532,115
Metric tons sold	7,240	6,931	5,921
Metric tons produced	7,683	7,017	6,091
Gross price realization (1)	98%	97%	96%
Average net selling price per metric ton	$170.72	$193.72	$189.94
Cash cost of sales per metric ton	$99.15	$103.35	$99.86
Adjusted EBITDA	$478,651	$601,027	$517,702
(1) Gross price realization represents gross sales, excluding demurrage and other charges, divided by tons sold as a percentage of the Platts Index or the Australian LV Index depending on the time period. The gross price realization for the year ended December 31, 2019 and December 31, 2018 is based on a volume weighted-average Platts Index price, the year December 31, 2017 is based on a volume weighted average of the three-month average of the Platts Index, the Steel Index ("TSI") premium coking coal index and the Argus Index on a one month lag during each quarter (the "Australian LV Index").
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, and certain transactions or adjustments that the CEO, our Chief Operating Decision Maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure;

•	the ability of our assets to generate sufficient cash flow to pay distributions;

•	our ability to incur and service debt and fund capital expenditures; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities, such as Blue Creek.

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
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to GAAP, are classified in the Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it free-on-board at the Port of Mobile. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities, such as Blue Creek.
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

	For the years ended December 31,
	2019	2018	2017
(in thousands)
Cost of sales	$720,745	$716,645	$592,530
Asset retirement obligation accretion and valuation adjustment	(1,519)	875	(621)
Stock compensation expense	(1,405)	(1,214)	(667)
Cash cost of sales	$717,821	$716,306	$591,242
Adjusted EBITDA
We define Adjusted EBITDA as net income before net interest expense, income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, transaction and other costs, loss on early extinguishment of debt and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

•	our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•	the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities, such as Blue Creek.
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

	For the years ended December 31,
	2019	2018	2017
(in thousands)
Net income	$301,699	$696,787	$455,046
Interest expense, net	29,335	37,314	6,947
Income tax expense (benefit)	65,417	(225,814)	(38,592)
Depreciation and depletion	97,330	97,209	75,413
Asset retirement obligation accretion and valuation adjustment (1)	(7,891)	(19,942)	1,834
Stock compensation expense (2)	5,820	6,405	4,181
Transaction and other costs (3)	—	9,068	12,873
Loss on early extinguishment of debt (4)	9,756	—	—
Other income (5)	(22,815)	—	—
Adjusted EBITDA	$478,651	$601,027	$517,702

(1)	Represents non-cash accretion expense and valuation adjustment associated with our asset retirement obligations (see Note 8 to our consolidated financial statements).

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)
Represents non-recurring costs incurred by the Company in connection with the offering of the Notes (see Note 13 to our consolidated financial statements), the Secondary Equity Offerings (as defined in Note 17), and our IPO (see Note 1).

(4)	Represents a loss incurred in connection with the early extinguishment of debt (see Note 13 to our consolidated financial statements)

(5)	Represents settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (each discussed below).
Results of Operations
Year Ended December 31, 2019 and 2018
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended December 31, 2019, 2018, and 2017.

	For the years ended December 31,
(in thousands)	2019	% of Total Revenues	2018	% of Total Revenues
Revenues:
Sales	$1,235,998	97.5%	$1,342,683	97.4%
Other revenues	32,311	2.5%	35,324	2.6%
Total revenues	1,268,309	100.0%	1,378,007	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	720,745	56.8%	716,645	52.0%
Cost of other revenues (exclusive of items shown separately below)	29,828	2.4%	10,172	0.7%
Depreciation and depletion	97,330	7.7%	97,209	7.1%
Selling, general and administrative	37,014	2.9%	36,626	2.7%
Transaction and other costs	—	—%	9,068	0.7%
Total costs and expenses	884,917	69.8%	869,720	63.1%
Operating income	383,392	30.2%	508,287	36.9%
Interest expense, net	(29,335)	(2.3)%	(37,314)	(2.7)%
Loss on early extinguishment of debt	(9,756)	(0.8)%	—	—%
Other income	22,815	1.8%	—	—%
Income before income tax expense (benefit)	367,116	28.9%	470,973	34.2%
Income tax expense (benefit)	65,417	5.2%	(225,814)	(16.4)%
Net income	$301,699	23.8%	696,787	50.6%
Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2019 and 2018 were as follows:

	For the years ended December 31,
	2019	2018
Met Coal (metric tons in thousands)
Metric tons sold	7,240	6,931
Metric tons produced	7,683	7,017
Gross price realization	98%	97%
Average net selling price per metric ton	$170.72	$193.72
Cash cost of sales per metric ton	$99.15	$103.35

The year ended December 31, 2019 was an outstanding year, as reflected in our record high operational performance and strong financial performance. For the full year of 2019, we produced 7.7 million metric tons of coal and sold 7.2 million metric tons, both of which were record highs for us. We are pleased with our performance in 2019, even in the face of challenging market conditions in the second half of the year. Even with a slowdown in steel production in the latter half of 2019, as well as additional macroeconomic issues in the global economy which significantly impacted pricing, we were still able to execute another year of strong sales volume along with a significant increase in production volume.
The following list highlights our key accomplishments for the year ended December 31, 2019:

•	through strong operational and financial performance, we were able to increase our guidance targets for 2019 and produced and sold record high volumes;

•	we achieved a record annual sales volume of 7.2 million metric tons and lowest annual cash cost of sales per metric ton of $99.15;

•	we recorded our best ever annual production volume of 7.7 million metric tons, while achieving a record low safety incident rate at the mines of 2.30;

•
we successfully retired $131.6 million aggregate principal amount of our Notes through the Restricted Payment Offer (as defined below) and Tender Offer (as defined below) to permit up to $299.0 million in stockholder returns;

•	we demonstrated an ongoing commitment to returning capital to our stockholders, including $240.4 million of special dividends and our regular $0.05 per share quarterly dividends;

•
we implemented the New Stock Repurchase Program (as defined below) of $70.0 million after fully exhausting the First Stock Repurchase Program (as defined below) of $40.0 million and repurchased 0.6 million shares of the Company’s common stock, totaling $12.5 million;

•	we amended our ABL Facility to generally conform certain definitions with the corresponding definitions of these terms in our indenture governing the Notes; and

•	we successfully completed five longwall operation moves during 2019.
Sales were $1.2 billion for the year ended December 31, 2019, compared to $1.3 billion for the year ended December 31, 2018. The $106.7 million decrease in revenues was primarily driven by a $166.5 million decrease in revenue related to a $23.00 decrease in the average selling price per metric ton of met coal offset partially by a $59.9 million increase in revenue due to a 0.3 million metric ton increase in met coal sales volume.
Other revenues for the year ended December 31, 2019 were $32.3 million compared to $35.3 million for the year ended December 31, 2018. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $3.0 million decrease in other revenues is primarily due to an 18% decrease in gas sales driven by a decrease in natural gas prices and production during 2019.
Cost of sales (exclusive of items shown separately below) was $720.7 million, or 56.8% of total revenues for the year ended December 31, 2019, compared to $716.6 million, or 52.0% of total revenues for the year ended December 31, 2018. The $4.1 million increase in cost of sales was primarily driven by a $31.9 million increase due to a 0.3 million metric ton increase in met coal sales volumes offset partially by a $30.4 million decrease due to a $4.20 per metric ton decrease in the average cash cost of sales per metric ton. The decrease in average cash cost of sales per metric ton is primarily due to our variable cost structure in our labor, royalties and logistics contracts that vary in response to changes in met coal prices.
Cost of other revenues was $29.8 million for the year ended December 31, 2019, compared to $10.2 million for the year ended December 31, 2018. The $19.7 million increase is primarily due to the change in our asset retirement obligation adjustment attributable to the net impact of changes in current estimates of the costs and scope of remaining reclamation work, changes in discount rates and fluctuations in projected mine life estimates. This increase is partially offset by an 18% decrease in gas sales driven by natural gas prices and production during 2019.
Depreciation and depletion was $97.3 million, or 7.7% of total revenues, for the year ended December 31, 2019, compared to $97.2 million, or 7.1% of total revenues for the year ended December 31, 2018. The year ended December 31, 2018, included $4.0 million of accelerated depreciation on equipment beyond its economic repair. This was offset by an increase of $4.1 million in capital expenditures combined with an increase in depletion due to an increase in metric tons produced.
Selling, general and administrative expenses were $37.0 million, or 2.9% of total revenues, for the year ended December 31, 2019, and remained consistent compared to $36.6 million, or 2.7% of total revenues for the year ended December 31, 2018.
Transaction and other costs were $9.1 million, or 0.7% for the year ended December 31, 2018 which was comprised primarily of professional fees incurred in connection with the issuance of the New Notes and the Secondary Equity Offerings (as defined in Notes 13 and 17 to our consolidated financial statements).
Interest expense, net was $29.3 million, or 2.3% of total revenues, for the year ended December 31, 2019, compared to $37.3 million, or 2.7% of total revenues, for the year ended December 31, 2018. The $8.0 million decrease was primarily driven by the retirement of debt of $131.6 million in the first quarter of 2019. Interest expense, net is comprised of interest on our senior secured notes and amortization of our ABL Facility and senior secured notes debt issuance costs offset partially by earned interest income.
For the year ended December 31, 2019, we recognized a loss on early extinguishment of debt of $9.8 million upon the extinguishment of $131.6 million of our Notes (as defined below). The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transactions.
Other income was $22.8 million, or 1.8% of total revenues, for the year ended December 31, 2019.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be uncollectable for the year ended December 31, 2015 and we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In 2019, we received $22.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Statements of Operations.  The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.
For the year ended December 31, 2019, we recognized income tax expense of $65.4 million or an effective tax rate of 17.8% which was principally offset by the utilization of our NOLs for cash tax purposes. In the fourth quarter of 2019, an adjustment of $6.7 million was recorded to recognize additional alternative minimum tax credits, general business credits and net operating losses available to the Company in connection with a settlement agreement between Walter Energy and the Internal Revenue Service.
At December 31, 2019, we had federal and state NOLs of approximately $785.6 million and $860.3 million, respectively. Accordingly, we expect to continue to utilize our NOLs and we believe we will not pay any cash federal income taxes for the next six to eight years based on our long-term forecast of met coal prices, sales volumes and performance. Our U.S. federal pre-tax net operating loss carryforwards do not begin to expire until 2034. See Note 7 of the Notes to the Consolidated Financial Statements for more information.
For the year ended December 31, 2018 we recognized an income tax benefit of $225.8 million or an effective tax rate of (47.9)%.
During the fourth quarter of 2018, we concluded that our deferred income tax assets are more likely than not to be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and our continued strong financial performance which contributed to a cumulative three-year income position. Accordingly, at December 31, 2018, we released all of our valuation allowance against our deferred income tax assets. The release of the valuation allowance primarily resulted in a net income tax benefit of $225.8 million that was recorded in income tax benefit (expense) in our Statements of Operations.
On January 14, 2019, the IRS issued a statement that AMT refunds for taxable years beginning after December 31, 2017 will not be subject to sequestration which reversed an earlier IRS announcement that refundable AMT credits would be subject to sequestration. As a result, we completed our accounting for the income tax effects of the Tax Cuts and Jobs Act and recorded a measurement period adjustment recognizing an income tax receivable and related income tax benefit of $2.8 million. As of December 31, 2019, we have a current income tax receivable of $12.9 million and a non-current income tax receivable of $11.3 million which represents our total AMT credits expected to be received in 2020 to 2022.
Year Ended December 31, 2018 and 2017
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended December 31, 2018 and 2017.

	For the years ended December 31,
	2018	% of Total Revenues	2017	% of Total Revenues
(in thousands)
Revenues:
Sales	$1,342,683	97.4%	1,124,645	96.2%
Other revenues	35,324	2.6%	44,447	3.8%
Total revenues	1,378,007	100.0%	1,169,092	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	716,645	52.0%	592,530	50.7%
Cost of other revenues (exclusive of items shown separately below)	10,172	0.7%	28,422	2.4%
Depreciation and depletion	97,209	7.1%	75,413	6.5%
Selling, general and administrative	36,626	2.7%	36,453	3.1%
Transaction and other costs	9,068	0.7%	12,873	1.1%
Total costs and expenses	869,720	63.1%	745,691	63.8%
Operating income	508,287	36.9%	423,401	36.2%
Interest expense, net	(37,314)	(2.7)%	(6,947)	(0.6)%
Income before income tax benefit	470,973	34.2%	416,454	35.6%
Income tax benefit	(225,814)	(16.4)%	(38,592)	(3.3)%
Net income	$696,787	50.6%	455,046	38.9%
Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2018 and 2017 were as follows:

	For the years ended December 31,
	2018	2017
Met Coal (metric tons in thousands)
Metric tons sold	6,931	5,921
Metric tons produced	7,017	6,091
Gross price realization (1)	97%	96%
Average net selling price per metric ton	$193.72	$189.94
Cash cost of sales per metric ton	$103.35	$99.86
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
The Tax Cuts and Jobs Act was enacted on December 22, 2017 and significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, limiting the deduction for interest expense, limiting the use of net operating losses generated on or after January 1, 2018 to offset taxable income and repealing the corporate AMT and triggering refunding provisions for existing AMT credits. In the fourth quarter of 2017, we recorded an income tax benefit of approximately $1.7 million due to the remeasurement of the deferred tax liability associated with the indefinite lived asset that will now reverse at the new 21% rate.
On January 14, 2019, the IRS issued a statement that AMT refunds for taxable years beginning after December 31, 2017 will not be subject to sequestration which reversed an earlier IRS announcement that refundable AMT credits would be subject to sequestration. As a result, for the year ended December 31, 2018, we completed our accounting for the income tax effects of the Tax Cuts and Jobs Act and recorded a measurement period adjustment recognizing an income tax receivable and related income tax benefit of $2.8 million. As of December 31, 2018, we had a current income tax receivable of $21.6 million and a non-current income tax receivable of $21.3 million which represented our total AMT credits.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Notes Offering and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, professional fees and other costs incurred in connection with the Asset Acquisition, the Secondary Equity Offerings and our IPO. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.
Going forward, we will need cash to fund debt service payments on our Notes and our other indebtedness and to fund operating activities, working capital, capital expenditures, including capital expenditures for Blue Creek, and other strategic investments. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, including financing for Blue Creek or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital. We believe that our future cash flow from operations, together with cash on our balance sheet and borrowing availability under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months.
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
Our available liquidity as of December 31, 2019 was $309.5 million, consisting of $193.4 million of cash and cash equivalents and $116.1 million of availability under our ABL Facility (calculated net of $8.95 million of letters of credit outstanding at such time). For the year ended December 31, 2019, cash flows provided by operating activities were $532.8 million, cash flows used in investing activities were $134.2 million and cash flows used in financing activities were $411.6 million.
On September 18, 2017, the IRS issued to us a private letter ruling that favorably impacts our ability to utilize our NOLs for federal income tax purposes. Prior to the issuance of the private letter ruling, we applied an annual limitation on the utilization of NOLs pursuant to Section 382 of the Code and, accordingly, expected to pay a significantly higher amount of income taxes for 2017. Following the issuance of the private letter ruling, we believe that our NOLs will not be subject to the annual limit of Section 382 as previously applied during 2017. The Tax Cuts and Jobs Act was enacted in December 2017. We expect that our future free cash flow will meaningfully benefit from the favorable private letter ruling and the Tax Cuts and Jobs Act due to (i) the unlimited use of our federal and state NOLs of approximately $785.6 million and $860.3 million, respectively, and (ii) the refunding of AMT credits of approximately $24.3 million, which we expect to receive in 2019 through 2022.

Statements of Cash Flows
Cash balances were $193.4 million, $205.6 million and $35.5 million at December 31, 2019, December 31, 2018, and December 31, 2017, respectively.

The following table sets forth, a summary of the net cash provided by operating, investing and financing activities for the period (in thousands):

	For the years ended December 31,
	2019	2018	2017

Net cash provided by operating activities	$532,814	$559,396	$434,512
Net cash used in investing activities	(134,213)	(107,629)	(92,625)
Net cash used in financing activities	(411,623)	(281,626)	(458,279)
Net increase (decrease) in cash and cash equivalents and restricted cash	$(13,022)	$170,141	$(116,392)
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, amortization of debt issuance costs and debt discount, net, accretion expense and valuation adjustment associated with our asset retirement obligations, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $532.8 million for the year ended December 31, 2019, and was primarily attributed to net income of $301.7 million adjusted for depreciation and depletion expense of $97.3 million, deferred income tax expense of $68.5 million, an increase in other operating activities of $26.1 million, loss on early extinguishment of debt of $9.8 million, stock-based compensation expense of $5.8 million, accretion expense of asset retirement obligations of $3.2 million, amortization of debt issuance costs and debt discount of $1.4 million, and a decrease in net working capital of $30.2 million, partially offset by a change in asset retirement obligation due to a change in estimate of $11.1 million. The decrease in our working capital was primarily attributable to a decrease in trade accounts receivable combined with a decrease in income tax receivable and an increase in inventories offset by accrued expenses and accounts payable due to decreased fourth quarter production and sales volume.

Net cash provided by operating activities was $559.4 million for the year ended December 31, 2018, and was primarily attributed to net income of $696.8 million adjusted for depreciation and depletion expense of $97.2 million, stock-based compensation expense of $6.4 million, amortization of debt issuance costs and debt discount of $2.5 million, accretion of asset retirement obligations of $4.6 million, offset partially by an increase in net working capital of $10.7 million, a change in asset retirement obligation due to a change in estimate of $24.6 million and the release of our valuation allowance against deferred income tax assets of $223.0 million. The increase in our working capital was primarily attributable to an increase in trade accounts receivable due to higher sales volumes combined with an increase in income tax receivable offset by an increase in accounts payable and accrued expenses due to increased production and sales volume.

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
Investing Activities
Net cash used in investing activities was $134.2 million for the year ended December 31, 2019, primarily comprised of $107.3 million of purchases of property, plant and equipment and $23.4 million of capitalized mine development costs associated with our Mine 4 development. We spent approximately $89.0 million in sustaining capital and spent an additional $18.0 million in other discretionary capital, which included primarily the shaft construction at Mine No. 4. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $45.5 million. Net cash used in investing activities also includes $24.2 million of purchases of short-term investments offset partially by $17.5 million of sales of short-term investments and $3.1 million of proceeds from sale of property, plant and equipment.
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
Financing Activities
Net cash used in financing activities was $411.6 million for the year ended December 31, 2019, primarily due to the payment of regular quarterly dividends and the April 2019 Special Dividend totaling $240.4 million in the aggregate, retirements of debt of $140.3 million, repayments of capital lease obligations of $17.3 million, and common shares repurchased of $12.5 million.
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
Net cash used in financing activities was $458.3 million for the year ended December 31, 2017, due to the payment of the March 2017 Special Distribution, November 2017 Special Dividend and quarterly dividends totaling $796.9 million in the aggregate, payment of debt issuance costs of $2.6 million, retirements of debt of $3.1 million, offset partially by the net proceeds from the Notes Offering of $344.8 million.
Capital Allocation
On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. The initial quarterly dividend of $2.7 million was paid on June 13, 2017 to stockholders of record on May 30, 2017. The Capital Allocation Policy also states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue very selective strategic growth opportunities that can provide compelling stockholder returns.

The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Dividend Policy. As of December 31, 2019, the Company has paid $29.3 million of regular quarterly cash dividends under the Dividend Policy.
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

April 2019 Special Dividend

On April 23, 2019, the Board declared a special cash dividend of approximately $230.0 million which was paid with cash on hand and was paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019.

Stock Repurchase Program

On March 26, 2019, the Board approved our second stock repurchase program (the “New Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of $70.0 million of our outstanding common stock. We fully exhausted our previous stock repurchase program (the "First Stock Repurchase Program") of $40.0 million of our outstanding common stock. The New Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. The New Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.

Under the New Stock Repurchase Program, we may repurchase shares of our common stock from time to time, in amounts, at prices and at such times as we deem appropriate, subject to market and industry conditions, share price, regulatory requirements and other considerations as determined from time to time by us. Our repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. We intend to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity.

As of December 31, 2019, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

During 2019, we returned approximately $252.9 million of capital to stockholders and have returned $1.3 billion since our IPO. We remain committed to providing returns to stockholders through dividends and stock repurchases.
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
On December 19, 2019, we entered into an Amendment No. 2 to the Amended and Restated Credit Agreement (the “Amendment”). The purpose of the Amendment was to (i) amend the definitions of Fixed Charges and Fixed Charge Coverage Ratio as these terms are used in the Amended and Restated Credit Agreement to generally conform to the corresponding definitions of these terms in the Indenture governing our Notes, solely for purposes of incurring unsecured debt based upon the Fixed Charge Coverage Ratio and (ii) add customary language that satisfies the requirements of the Qualified Financial Contract Stay Rules.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on October 15, 2023. As of December 31, 2019, no loans were outstanding under the ABL Facility and there were $8.95 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2019, we had $116.1 million of availability under the ABL Facility (calculated net of $4.6 million of letters of credit outstanding at such time).
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
Borrowings under the ABL Facility bear interest at a rate equal to LIBOR or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. In addition to paying interest on the outstanding borrowings under the ABL Facility, we are required to pay a fee in respect of unutilized commitments, which is based on the availability of the commitments under the ABL Facility, ranging from 25 bps to 37.5 bps. We are also required to pay a fee on amounts available to be drawn under outstanding letters of credit under the ABL Facility at a rate not in excess of 200 bps, and certain administrative fees.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2019, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.

We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2019.
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
Offer to Purchase the Notes

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

(2) the Company accepted all $599,000 aggregate principal amount of the RP Pro-Rated Tendered Notes for payment of the Restricted Payment Repurchase Price in cash; and

(3) the remaining balance of $1,301,000 aggregate principal amount of the Notes tendered that were not RP Pro- Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.

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

The Company consummated the Tender Offer on March 26, 2019.

In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, the Company recognized a loss on early extinguishment of debt of $9.8 million during the year ended December 31, 2019.
Short-Term Investments
During the year ended December 31, 2019, we had $17.0 million of surety bonds with $14.5 million of collateral recognized as short term investments. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
Capital Expenditures
Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines and the development of the high-quality met coal recoverable reserves at Blue Creek in the future could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.
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
Our cash capital expenditures were $107.3 million for the year ended December 31, 2019, primarily as a result of the continuation of the capital investment program that we implemented in 2017 to upgrade all key production equipment to further improve efficiency and reliability of our mining operations. We spent approximately $89.0 million in sustaining capital which was greater than our guidance of $70.0 to $83.0 million, and an additional $18.0 million in other discretionary capital, which included primarily the shaft construction at Mine No. 4 and which was below our guidance. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $45.5 million.
We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

We expect to continue making significant capital expenditures in 2020 above our normal sustaining capital expenditures that we believe will further improve efficiency, reliability and production levels in 2020 and the future. Total capital spending will depend upon a number of factors, including business and economic conditions, the met coal pricing environment and our expected financial performance and our capital expenditures can be reduced if those conditions were to deteriorate in 2020 or beyond. Our capital spending is expected to range from $125.0 to $145.0 million for the full year 2020, consisting of sustaining capital expenditures of approximately $75.0 to $85.0 million and discretionary capital expenditures of approximately $50.0 to $60.0 million. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts. Our discretionary capital expenditures include development of Blue Creek (as discussed below), Mine 4 development, and other various operational improvements, which will increase efficiency, increase production and lower costs over time. Because of the long lead times on the discretionary capital spending, we expect to realize the benefits of those projects primarily in 2021 and beyond.

Blue Creek

We recently announced plans to commence development of Blue Creek. We believe that Blue Creek represents one of the few remaining untapped reserves of premium High Vol A met coal in the United States and that it has the potential to provide us with meaningful growth. We believe that the combination of a low production cost and the high quality of the High Vol A met coal mined from Blue Creek, assuming we achieve our expected price realizations, will generate some of the highest met coal margins in the U.S., generate strong investment returns for us and achieve a rapid payback of our investment across a range of met coal price environments. For 2020, our developmental plans for this mine consist of capital expenditures of $25.0 million.

According to our third party reserve report, Blue Creek contains approximately 103.0 million metric tons of recoverable reserves and we have the ability to acquire adjacent reserves that would increase total reserves to over 170 million metric tons. We expect that Blue Creek will have a mine life of approximately 50 years assuming a single longwall operation.

Our third-party reserve report also indicates that, once developed, Blue Creek will produce a premium High Vol A met coal that is characterized by low-sulfur and high CSR. High Vol A met coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, in the last eighteen months, it has been priced at or slightly above these coals. Warrior expects High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which we expect will continue to support prices. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A met coal.

If we are able to successfully develop Blue Creek, we expect that it will be a transformational investment for us. We expect that the new single longwall mine at Blue Creek will have the capacity to produce an average of 3.9 million metric tons per annum of premium High Vol A met coal over the first ten years of production, thereby increasing our annual production capacity by 54%. This, in turn, would expand our product portfolio to our global customers by allowing us to offer three premium hard coking coals from a single port location. Given these factors, and assuming we achieve expected price realizations, we believe that we will achieve some of the highest premium met coal margins in the United States.

Contractual Obligations
The following is a summary of our significant contractual obligations at December 31, 2019.

	Payments due by Year
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Senior Secured Notes (principal and interest)(1)	$478,520	27,475	54,950	396,095	—
Minimum throughput obligations(2)	$501,448	96,238	148,866	151,689	104,655
Royalty obligations(3)	$87,269	5,939	11,879	11,879	57,572
Black lung obligations(4)	$79,809	2,293	5,411	4,930	67,175
Asset retirement obligations(4)	$77,119	2,164	4,696	3,639	66,620
Capital lease obligations (5)	$40,845	12,132	19,313	9,400	—

Total contractual obligations	$1,265,010	$146,241	$245,115	$577,632	$296,022

(1)	Represents principal and interest payments on our Notes. See Note 13 to our consolidated financial statements.

(2)	Represents minimum throughput obligations with our rail and port providers.

(3)	We have obligations on various coal and land leases to prepay certain amounts, which are recoupable in future years when mining occurs.

(4)	Represents estimated costs for black lung and asset retirement obligations, which have been presented on an undiscounted basis.

(5)	Represents a capital lease obligation for the purchase of underground mining equipment. See Note 14 to our consolidated financial statements.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2019, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $40.6 million, and $2.2 million for miscellaneous purposes.
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
Each of these factors may vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates. As of December 31, 2019, we had 218.8 million metric tons of proven and probable coal reserves.
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2019, we had recorded asset retirement obligation liabilities of $56.2 million, including $2.6 million reported as current.
Income Taxes
As a result of the Asset Acquisition, we have significant federal and state NOLs of approximately $785.6 million and $860.3 million, respectively as of December 31, 2019.
We believe the utilization of these NOLs, subject to certain limitations, will significantly reduce the amount of federal and state income taxes payable by us for the foreseeable future as compared to what we would have had to pay at the statutory rates without these NOL benefits. Under Section 382 of the Code, these NOLs could be subject to annual limitations, further limitations, or elimination, as described below, if we were to undergo a subsequent ownership change in the future. To the extent we have taxable income in the future and can utilize these NOL carryforwards, subject to certain limitations, to reduce taxable income, our cash taxes will be significantly reduced in those future years. Notwithstanding the above, even if all of our regular U.S. federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to state, local or other non-federal income taxes. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets.”
On September 18, 2017, the IRS issued to us a private letter ruling, which favorably resolved certain questions about our ability to qualify for an exception to the annual limitations under Section 382 of the Code on the utilization of NOLs to reduce taxable income. Based on such private letter ruling, we believe that there is no limitation on the utilization of our NOLs to shield our income from federal taxation. The private letter ruling was issued based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings provided to the IRS by us. If any of these facts, assumptions, representations, statements or undertakings are, or become, incorrect, inaccurate or incomplete, the private letter ruling may be invalid and the conclusions reached therein could be jeopardized. If we were to undergo a subsequent ownership change, our ability to utilize our NOLs and other tax attributes could be subject to severe limitations.
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
As of December 31, 2019, after considering all relevant factors, we concluded that our deferred income tax assets remain more likely than not to be realized and a valuation allowance is not required.
Recently Adopted Accounting Standards
See Note 2 of our consolidated financial statements for disclosures related to new accounting pronouncements.

Recent Development

Rights Agreement

On February 14, 2020, we adopted the Rights Agreement in an effort to prevent the imposition of significant limitations under Section 382 of the Code on our ability to utilize our current NOLs to reduce our future tax liabilities.

The Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of our NOLs and is similar to plans adopted by other companies with significant NOLs.

Pursuant to the Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) will be distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock. If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $31.00 per Right. While the Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the Common Stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s’ financial condition or results of operations (including earnings per share).

The Rights will expire on the earliest of (i) the close of business on February 14, 2023,(ii) the close of business on the first anniversary of the date of entry into the Rights Agreement, if stockholder approval of the Rights Agreement has not been received by or on such date, (iii) the time at which the Rights are redeemed as provided in the Rights Agreement, (iv) the time at which the Rights are exchanged as provided in the Rights Agreement, (v) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code, (vi) the effective date of the repeal of Section 382 of the Code if the Board determines that the Rights Agreement is no longer necessary or desirable for the preservation of NOLs, or (vii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in the Rights Agreement. Additional details about the Rights Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020.

Designation of Series A Junior Participating Preferred Stock

In connection with the adoption of the Rights Agreement, the Board approved a certificate of designations of Series A Junior Participating Preferred Stock designating 140,000 shares of preferred stock, which was filed on February 14, 2020 with the Secretary of State of the State of Delaware and became effective on such date. Each one one-thousandth of a share of Series A Junior Participating Preferred Stock, if issued:

•	will not be redeemable;

•	will entitle the holder to quarterly dividend payments equal to the dividend paid on one share of common stock;

•
will entitle the holder upon liquidation, dissolution or winding-up of the Company to receive the greater of (a) $0.01 per one one-thousandth of a share of Series A Junior Participating Preferred Stock (plus any accrued but unpaid dividends) and (b) an amount equal to the payment made on one share of common stock;

•	will have the same voting power as one share of common stock; and

•	if shares of common stock are exchanged via merger, consolidation, or a similar transaction, will entitle the holder to a payment equal to the payment made on one share of Common Stock.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2019 and 2018 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2019, assuming we had $125.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2019. Based on the evaluation of our disclosure controls and procedures as of December 31, 2019, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2019, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of December 31, 2019, our internal control over financial reporting is effective based on this assessment and these criteria.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2019.

Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information as required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2019.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2019.

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

3.3
Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

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

4.5
Rights Agreement, dated as of February 14, 2020, between Warrior Met Coal, Inc. and Computershare Trust Company, N.A., as rights agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)).

4.6*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

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

10.11*†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Brian M. Chopin.

10.12*†	Employment Letter, dated January 18, 2018, by and between Warrior Met Coal, Inc. and Charles Lussier.

10.13†
Employment Agreement, dated June 5, 2019, by Warrior Met Coal, Inc. and Phillip C. Monroe (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 6, 2019).

10.14†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.15†
Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.16†
Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.17†
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

10.21†
Restricted Unit Award Agreement, dated April 19, 2017, by and between Warrior Met Coal, Inc. and Stephen D. Williams (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.22†
Form of Restricted Unit Award Agreement (for non-employee directors), dated April 27, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.23†
Form of Restricted Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.24†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.25†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.26*†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - 2019 Retention Grant).

10.27*†	Form of Amendment to Restricted Stock Unit Award Agreements (for executive officers), effective January 1, 2020.

10.28*†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award - Revised).

10.29*†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - Revised).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3*	Consent of Stantec Consulting Services, Inc.

23.4*	Consent of McGehee Engineering Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104*	Cover Page Interactive Data File (formatted Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

*Filed herewith.

**	Furnished herewith.

†	Management contract, compensatory plan or arrangement.
#    The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant)

Date: February 19, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 19, 2020

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 19, 2020

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 19, 2020

/s/ Ana B. Amicarella
Ana B. Amicarella	Director	February 19, 2020

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 19, 2020

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 19, 2020

/s/ Gareth Turner
Gareth Turner	Director	February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Asset Retirement Obligation
Description of the Matter
At December 31, 2019, the Company had recorded asset retirement obligations of approximately $56.2 million for the estimated costs to reclaim surface lands and supporting infrastructure in accordance with applicable reclamation laws in the United States as defined by each mining permit. Changes in the asset retirement obligations are more fully described in Note 8 to the consolidated financial statements.
The calculation of reclamation obligations requires significant judgment due to the inherent complexity in estimating the amount and timing of future costs and determining an appropriate rate to discount these costs back to their present value.
Auditing the Company's asset retirement obligation involved a high degree of subjectivity as estimates underlying the determination of the obligation were based on assumptions unique to mining operations and subject to various laws and regulations governing the protection of the applicable environment, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing and amount of related cash flows, which are discounted using a credit-adjusted, risk-free rate. Actual costs incurred in future periods could differ from amounts estimated and future changes to environmental laws and regulations could increase the extent of reclamation work required.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for evaluating the asset retirement obligations. For example, we tested controls over management’s review of the assumptions described above.
To test the asset retirement obligations, our audit procedures included, among others, involving our specialist to assist us in evaluating the Company’s reclamation cost estimates, including estimates of disturbed acreage, the scope of estimated reclamation activities against regulatory requirements, the associated future reclamation costs, and the timing of related cash flows, and the Company's reclamation methodology against industry practice. We also evaluated management’s methodology for determining the credit adjusted risk free rate used to discount the asset retirement obligation.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Birmingham, Alabama
February 19, 2020

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 19, 2020 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Birmingham, Alabama
February 19, 2020

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	December 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$193,383	$205,577
Short-term investments	14,675	17,501
Trade accounts receivable	99,471	138,399
Other receivables	1,847	1,434
Income tax receivable	12,925	21,607
Inventories, net	97,901	56,719
Prepaid expenses and other	23,844	27,932
Total current assets	444,046	469,169
Mineral interests, net	110,130	120,427
Property, plant and equipment, net	606,200	540,315
Non-current income tax receivable	11,349	21,310
Deferred income taxes	154,297	222,780
Other long-term assets	18,242	21,039
Total assets	$1,344,264	$1,395,040
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,436	$33,588
Accrued expenses	65,755	82,342
Asset retirement obligations	2,623	2,775
Short-term financing lease obligations	10,146	—
Other current liabilities	3,992	4,967
Current portion of long-term debt	—	760
Total current liabilities	128,952	124,432
Long-term debt	339,189	468,231
Asset retirement obligations	53,583	59,049
Black lung obligations	30,233	25,206
Financing lease obligations	25,528	—
Other long-term liabilities	1,197	5,510
Total liabilities	578,682	682,428

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,293,449 issued and 51,071,608 outstanding as of December 31, 2019 and 53,256,098 issued and 51,622,898 outstanding as of December 31, 2018)	533	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 and 1,633,200 shares as of December 31, 2019 and December 31, 2018)	(50,576)	(38,030)
Additional paid in capital	243,932	239,827
Retained earnings	571,693	510,282
Total stockholders’ equity	765,582	712,612
Total liabilities and stockholders’ equity	$1,344,264	$1,395,040
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2019	2018	2017
Revenues:
Sales	$1,235,998	$1,342,683	$1,124,645
Other revenues	32,311	35,324	44,447
Total revenues	1,268,309	1,378,007	1,169,092
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	720,745	716,645	592,530
Cost of other revenues (exclusive of items shown separately below)	29,828	10,172	28,422
Depreciation and depletion	97,330	97,209	75,413
Selling, general and administrative	37,014	36,626	36,453
Transaction and other costs	—	9,068	12,873
Total costs and expenses	884,917	869,720	745,691
Operating income	383,392	508,287	423,401
Interest expense, net	(29,335)	(37,314)	(6,947)
Loss on early extinguishment of debt	(9,756)	—	—
Other income	22,815	—	—
Income before income taxes	367,116	470,973	416,454
Income tax expense (benefit)	65,417	(225,814)	(38,592)
Net income	$301,699	$696,787	$455,046
Basic and diluted net income per share:
Net income per share—basic	$5.87	$13.19	$8.62
Net income per share—diluted	$5.86	$13.17	$8.62
Weighted average number of shares outstanding—basic	51,363	52,812	52,800
Weighted average number of shares outstanding— diluted	51,493	52,918	52,806
Dividends per share:	$4.61	$6.73	$14.92
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings (Accumulated deficit)	Total Stockholders’ Equity
Balance at December 31, 2016	$533	$—	$—	$802,107	$(49,673)	$752,967
Net income	—	—	—	—	455,046	455,046
Dividends paid ($14.92 per share)	—	—	—	(474,025)	(322,877)	(796,902)
Purchase accounting measurements period adjustment	—	—	—	(3,525)	—	(3,525)
Equity award modification	—	—	—	1,255	—	1,255
Stock compensation	—	—	—	4,181	—	4,181
Common shares issued	1	—	—	—	—	1
Balance at December 31, 2017	$534	$—	$—	$329,993	$82,496	$413,023
Net income	—	—	—	—	696,787	696,787
Dividends paid ($6.73 per share)	—	—	—	(91,122)	(269,513)	(360,635)
Stock compensation	—	—	—	6,405	—	6,405
Treasury stock purchase	—	—	(38,030)	—	—	(38,030)
Other	(1)	—	—	(5,449)	512	(4,938)
Balance at December 31, 2018	$533	$—	$(38,030)	$239,827	$510,282	$712,612
Net income	—	—	—	—	301,699	301,699
Dividends paid ($4.61 per share)	—	—	—	—	(240,394)	(240,394)
Stock compensation	—	—	—	5,349	—	5,349
Treasury stock purchase	—	—	(12,546)	—	—	(12,546)
Other	—	—	—	(1,244)	106	(1,138)
Balance at December 31, 2019	$533	$—	$(50,576)	$243,932	$571,693	$765,582
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2019	2018	2017
OPERATING ACTIVITIES
Net income	$301,699	$696,787	$455,046
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and depletion	97,330	97,209	75,413
Deferred income tax expense (benefit)	68,483	(223,038)	(1,686)
Stock-based compensation expense	5,820	6,405	4,181
Amortization of debt issuance costs and debt discount, net	1,361	2,486	1,889
Accretion and valuation adjustment of ARO	(7,891)	(19,942)	1,834
Loss on early extinguishment of debt	9,756	—	—
Changes in operating assets and liabilities:
Trade accounts receivable	38,928	(20,653)	(51,850)
Other receivables	(224)	3,872	(8,121)
Income tax receivable	21,795	(12,431)	—
Inventories	(30,491)	(1,812)	(13,732)
Prepaid expenses and other current assets	4,088	1,444	(17,366)
Accounts payable	13,409	5,060	14,388
Accrued expenses and other current liabilities	(17,317)	13,835	15,642
Non-current income tax receivable	—	17,945	(39,255)
Other	26,068	(7,771)	(1,871)
Net cash provided by operating activities	532,814	559,396	434,512
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(107,278)	(101,620)	(92,625)
Deferred mine development costs	(23,392)	(8,937)	—
Proceeds from sale of property, plant and equipment	3,127	2,928	—
Sale of short-term investments	17,501	—	—
Purchases of short-term investments	(24,171)	—	—
Net cash used in investing activities	(134,213)	(107,629)	(92,625)
FINANCING ACTIVITIES
Dividends paid	(240,394)	(360,635)	(796,902)
Proceeds from issuance of debt	—	128,750	344,750
Retirements of debt	(140,272)	(3,060)	(3,060)
Principal repayments of capital lease obligations	(17,273)	—	(505)
Debt issuance costs paid	—	(3,713)	(2,562)
Common shares repurchased	(12,546)	(38,030)	—
Other	(1,138)	(4,938)	—
Net cash used in financing activities	(411,623)	(281,626)	(458,279)
Net increase (decrease) in cash and cash equivalents and restricted cash	(13,022)	170,141	(116,392)
Cash and cash equivalents and restricted cash at beginning of period	206,405	36,264	152,656
Cash and cash equivalents and restricted cash at end of period	$193,383	$206,405	$36,264
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended December 31,
	2019	2018	2017
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$33,544	$30,237	$211
Cash paid for income taxes	$85	$3	$2,349
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Capital leases - equipment	$45,523	$6,822	$7,355

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1—Business and Basis of Presentation
Description of the Business

Warrior Met Coal, LLC (the "Company") was formed on September 3, 2015 by certain Walter Energy, Inc. lenders under the 2011 Credit Agreement, dated as of April 1, 2011 and the noteholders under the 9.50% Senior Secured Notes due 2019 in connection with the acquisition of certain core operating assets of Walter Energy under section 363 under Chapter 11 of Title 11 of the U.S. Bankruptcy Code in the Northern District of Alabama, Southern Division (the "Asset Acquisition"). On January 8, 2016, the Bankruptcy Court approved the Asset Acquisition which closed on March 31, 2016. The Company is a U.S.-based, environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal metallurgical (met) coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Corporate Conversion and Initial Public Offering
On April 12, 2017, in connection with the Company’s initial public offering (“IPO”), Warrior Met Coal, LLC filed a certificate of conversion, whereby Warrior Met Coal, LLC effected a corporate conversion from a Delaware limited liability company to a Delaware corporation and changed its name to Warrior Met Coal, Inc. In connection with this corporate conversion, the Company filed a certificate of incorporation, whereby the Company is authorized to issue up to 140,000,000 shares of common stock $0.01 par value per share and 10,000,000 shares of preferred stock $0.01 par value per share.
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
The aggregate net proceeds to the selling stockholders in the IPO were $296.9 million, net of underwriting discounts and commissions of $19.8 million. The Company paid cumulative offering expenses of $15.9 million on behalf of the selling stockholders. Upon the closing of the IPO, 53,442,532 shares of common stock were outstanding.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Warrior Met Coal, Inc and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.
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
Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing met coal to foreign steel producers. For the year ended December 31, 2019, approximately 97.5% of sales were derived from coal shipments to customers, located primarily in Europe, South America and Asia. At December 31, 2019 approximately 97.3% of trade receivables were related to these customers. For the year ended December 31, 2019, our geographic customer mix was 56% in Europe, 22% in South America and 22% in Asia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

During the year ended December 31, 2019 Xcoal Energy & Resources, Exiros BV Sucursal Uruguay, ArcelorMittal, and Thyssenkrupp Steel Europe AG accounted for $276.2 million, or 22.3%, $159.6 million, or 12.9%, $128.2 million, or 10.4%, and $125.5 million, or 10.1% of total revenues, respectively. During the year ended December 31, 2018, Xcoal Energy & Resources, Exiros BV Sucursal Uruguay and Huettenwerke Krupp Mannesmann GmbH accounted for $203.6 million, or 15.1%, $148.5 million, or 11.0%, and $141.3 million, or 10.5% of total revenues, respectively. During the year ended December 31, 2017, Xcoal Energy & Resources and Salzgitter Flachstahl GmBH accounted for $181.9 million, or 16.1%, and $112.8 million, or 10%, of total revenues
Credit is extended based on an evaluation of the individual customer’s financial condition. In some instances, the Company requires letters of credit, cash collateral or prepayments from its customers on or before shipment to mitigate the risk of loss. These efforts have consistently resulted in minimal historical credit losses.
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

Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 20.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2019	December 31, 2018
Cash and cash equivalents	$193,383	$205,577
Restricted cash included in other long-term assets	—	828
Total cash and cash equivalents and restricted cash included in the Statements of Cash Flows	$193,383	$206,405

Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. As of December 31, 2018, restricted cash included in other long-term assets in the Balance Sheet represented amounts invested in certificates of deposits as financial assurance for post mining reclamation obligations.
Short-Term Investments
Instruments with maturities greater than three months, but less than twelve months, are included in short-term investments. The Company purchases United States Treasury bills with maturities ranging from six to twelve months which are classified as held to maturity and are carried at amortized cost, which approximates fair value. The Company also purchases fixed income securities and certificates of deposits with varying maturities that are classified as available for sale and are carried at fair value. Securities classified as held to maturity securities are those securities that management has the intent and ability to hold to maturity.
As of December 31, 2019, the Company’s short-term investments consisted of $14.7 million of cash and fixed income securities. As of December 31, 2018, the Company’s short-term investments consisted of $17.5 million in Treasury bills with a maturity of six months. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the Asset Acquisition and relate to periods prior to March 31, 2016.
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
Deferred Longwall Move Expenses
Direct costs, including labor and supplies, associated with moving longwall equipment and the related equipment refurbishment costs are deferred and included in prepaid expenses. These deferred costs are amortized on a units-of-production basis into cost of sales over the life of the subsequent panel of coal mined by the longwall equipment. See Note 4 for further disclosures related to deferred longwall move expenses.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Deferred Mine Development
Costs of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the coal physically accessible, may include construction permits and licenses, mine design, construction of access roads, main entries, airshafts, roof protection and other facilities. Mine development costs are amortized primarily on a units-of-production basis over the estimated reserve tons directly benefiting from the capital expenditures. Costs amortized during the production phase of a mine are capitalized into inventory and expensed to cost of sales as the coal is sold. Coal sales revenue related to incidental production during the development phase are recorded as sales with an offset to cost of sales based on the estimated cost per ton sold for the mine when the asset is in place for its intended use.
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the units-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $9.9 million, $9.6 million, and $9.4 million for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations.
Asset Retirement Obligations
The Company has certain asset retirement obligations primarily related to mine closing reclamation costs, perpetual water care costs and other costs associated with dismantling and removing facilities. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. The Company's asset retirement obligations also include estimates to reclaim gas well in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, the Company reviews the entire asset retirement obligation liability and makes necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. The future costs of these obligations are accrued at the estimated fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. For sites where there is no asset, expense or income is recognized for changes in estimates.
Capitalized asset retirement costs are amortized on a units-of-production basis over the estimated reserves. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in cost of sales on the Statements of Operations.
Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and revised for changes in future estimated costs and regulatory requirements, as necessary. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For some operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded as no asset

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

was recorded to offset the liability established during acquisition accounting related to the Asset Acquisition as the operations were idle at that time. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See Note 8 for further disclosures related to asset retirement obligations.
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
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method. As of December 31, 2019 and December 31, 2018, respectively, there were $2.7 million and $3.1 million, respectively, of origination fees related to the ABL Facility (as defined below) in other long-term assets on the accompanying Balance Sheet. As of December 31, 2019 and December 31, 2018 there were $4.2 million and $6.8 million, respectively of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined below), which is presented as a net deduction from the carrying amount of the debt recognized in the accompanying Balance Sheet.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

New Accounting Pronouncements

The Company adopted ASU No. 2016-02, "Leases (Topic 842)" as of January 1, 2019 using the modified retrospective approach (the "New Leases Standard"). The New Leases Standard requires a lessee to recognize a right-of-use asset and lease liability on its balance sheet for all leases. The Company has chosen to use its adoption date as its date of initial application. As a result, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The Company made an accounting policy election that leases with an initial term of 12 months or less will remain off its balance sheet and lease payments will instead be recognized in the Statements of Operations on a straight-line basis over the lease term. Additionally, the Company elected the package of practical expedients for all leases, which permits the Company to forego reassessing expired or existing contracts to determine: whether they are or contain leases, lease classification, and initial direct costs. Management elected the optional transition expedient which allows the Company to continue applying the current policy for accounting for expired or existing land easement contracts that may not have been previously accounted for under ASC Leases (Topic 840). New or modified land easements executed after adoption will be considered under the New Leases Standard. The Company elected the practical expedient as an accounting policy election for all asset classifications, which allows it to account for them as a single lease component, rather than as separate lease and non-lease components.

As the Company’s historical operating leases are primarily short-term rental agreements of less than one year, the Company did not record any additional lease assets or lease liabilities upon adoption of the New Leases Standard. Therefore, the New Leases Standard did not impact the Company's balance sheet or consolidated net income and had no impact on cash flows upon adoption.

In June 2016, the Financial Accounting Standards Board (the “FASB”) issued ASU 2016-13, “Financial Instruments Credit Losses (Topic 326)” (“ASU 2016-13”). The new standard provides decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. To achieve this objective, the amendments in ASU 2016-13 replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For public companies, this standard is effective for fiscal years

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

beginning after December 15, 2019. The Company expects to adopt the standard as of January 1, 2020 with no material impact to the Company’s results of operations, financial condition, cash flows or financial statement presentation.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
Coal	$69,064	$32,854
Raw materials, parts, supplies and other, net	28,837	23,865
Total inventories, net	$97,901	$56,719

Note 4—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Deferred longwall move expenses	$15,621	$20,053
Prepaid insurance	3,631	4,670
Prepaid deposits	345	692
Other	4,247	2,517
Total prepaid expenses and other	$23,844	$27,932

Note 5—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $144.2 million and $144.2 million and the related accumulated depletion totaled $34.1 million and $23.8 million as of December 31, 2019 and December 31, 2018, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	December 31, 2019	December 31, 2018
Land	$72,267	$72,139
Land improvements	18,026	18,083
Building and leasehold improvements	74,342	71,561
Mine development and infrastructure costs	13,315	3,567
Machinery and equipment	614,687	512,594
Financing lease right of use asset	44,996	—
Construction in progress	42,106	46,814
Total	879,739	724,758
Less: Accumulated depreciation	(273,539)	(184,443)
Property, plant and equipment, net	$606,200	$540,315

Depreciation and depletion expense was $97.3 million, $97.2 million, and $75.4 million, for the years ended December 31, 2019 and December 31, 2018, and December 31, 2017, respectively.
Note 6—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2019	December 31, 2018
Advance mining royalties	$8,976	$10,910
Restricted cash	—	828
Other	9,266	9,301
Total other long-term assets	$18,242	$21,039

Note 7—Income Taxes

The Tax Cuts and Jobs Act was enacted on December 22, 2017. The Tax Cuts and Jobs Act significantly revised the U.S. corporate income tax regime by, among other things, lowering the U.S. corporate tax rate from 35% to 21% effective January 1, 2018, while also repealing the deduction for domestic production activities, implementing a territorial tax system, limiting the deduction for interest expense, limiting the use of net operating losses generated on or after January 1, 2018 to offset taxable income and repealing the corporate alternative minimum tax ("AMT") and triggering refunds of prior year AMT credits. As of December 31, 2019, the Company has a current income tax receivable of $12.9 million and a non-current income tax receivable of $11.3 million for AMT credits, which are expected to be received in 2020 through 2022.

Income Tax Expense (Benefit)

Income tax expense (benefit) consisted of the following (in thousands):

	For the years ended December 31,
	2019	2018	2017
Current
Federal	$(3,151)	$(2,776)	$(36,906)
State	85	—	—
	(3,066)	(2,776)	(36,906)
Deferred
Federal	53,677	(176,141)	(1,712)
State	14,806	(46,897)	26
	68,483	(223,038)	(1,686)
Total	$65,417	$(225,814)	$(38,592)

For the year ended December 31, 2019, we recognized income tax expense of $65.4 million or an effective tax rate of 17.8% which was principally offset by the utilization of our NOLs for cash tax purposes.
Total income tax expense (benefit) differs from the expected tax expense (benefit) (computed by multiplying the U.S. federal statutory rate of 21% in 2019 and 2018 and 35% in 2017 by income before income taxes) as a result of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2019	2018	2017
Income before income tax expense (benefit)	$367,116	$470,973	$416,454
Tax expense (benefit) at statutory tax rate	77,094	98,904	145,759
Effect of:
Depletion	(16,198)	(18,227)	(25,212)
Tax Cuts and Jobs Act impact	—	(2,775)	(38,592)
State and local income tax, net of federal effect	11,747	14,897	9,620
Valuation allowance on deferred tax assets	—	(312,493)	(129,245)
Non-deductible transaction costs	—	566	4,506
Impact of Walter Energy IRS Settlement	(6,615)	—	—
Other	(611)	(6,686)	(5,428)
Tax expense (benefit) recognized	$65,417	$(225,814)	$(38,592)

In the fourth quarter of 2019, an adjustment of $6.7 million was recorded to recognize additional alternative minimum tax credits, general business credits and net operating losses available to the Company in connection with a settlement agreement between Walter Energy and the Internal Revenue Service.
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
Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

	December 31, 2019	December 31, 2018
Deferred income tax assets:
Net operating loss and credit carryforwards	$215,805	$298,180
Inventory	457	119
Asset retirement obligations	14,115	15,526
Black lung obligations	8,168	6,720
Accrued expenses	5,597	3,611
Other	3,649	2,767
Total deferred income tax assets	247,791	326,923
Deferred income tax liabilities:
Prepaid expenses	(8,514)	(9,894)
Property, plant and equipment	(82,539)	(92,361)
Other	(2,441)	(1,888)
Total deferred income tax liabilities	(93,494)	(104,143)
Net deferred income tax asset	$154,297	$222,780

The Company has federal net operating loss carryforwards of approximately $785.6 million as of December 31, 2019, which expire predominantly in December 31, 2034 through December 31, 2036. The Company has state net operating loss carryforwards of approximately $860.3 million, which expire predominantly in December 31, 2029 through December 31, 2031. In addition, the Company has approximately $14.6 million of general business credits which begin to expire in December 31, 2027 and fully expire in December 31, 2034.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Under the Internal Revenue Code of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. A company’s ability to deduct its NOLs and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 or if similar provisions of state law apply. While the Company does not believe an ownership change has occurred since April 1, 2016, because the rules under Section 382 are highly complex and actions of the Company's stockholders which are beyond its control or knowledge could impact whether an ownership change has occurred, the Company cannot give you any assurance that another Section 382 ownership change has not occurred or will not occur in the future. As a result of the Company qualifying for the aforementioned exception, were the Company to have undergone a subsequent ownership change prior to April 1, 2018, its NOLs would effectively be reduced to zero. An ownership change after such date would severely limit the Company's ability to utilize its NOLs and other tax attributes.
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
During the fourth quarter of 2018, after considering all relevant factors, the Company concluded that its deferred income tax assets were more likely than not to be realized. In evaluating the likelihood of utilizing its deferred tax assets, the significant relevant factors that the Company considered were: (1) its recent history of profitability; (2) growth in the U.S. and global economies; (3) estimates of future met coal prices; (4) the Company moved from a three-year cumulative loss position to a cumulative income position for the first time since it established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, the Company released its valuation allowance against its net deferred income tax assets resulting in a $225.8 million income tax benefit.
During 2019, the Company continued the trend of sustained profitability, recording a pre-tax profit of $367.1 million for the year. After considering the continued profit trend and all other relevant factors, we concluded that our deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required.
The following table shows the balance of our valuation allowance and the associated activity during 2018:

December 31, 2018
Beginning balance	$312,493
Addition/(Reduction) - current tax expense/(benefit)	(86,679)
Release	$(225,814)
Ending balance	$—

Uncertain Tax Positions
The Company has filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. Net operating losses and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2019 and 2018, respectively.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company did not record any interest or penalties associated with income taxes but would record interest and penalties within income tax expense.
Note 8—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	December 31, 2019	December 31, 2018
Balance at Beginning of Period	$61,824	$99,668
Accretion expense	3,169	4,619
Revisions to estimates	(7,825)	(42,064)
Obligations settled	(962)	(399)
Balance at End of Period	$56,206	$61,824

The portion of costs expected to be paid within a year as of December 31, 2019 is $2.6 million. The portion of costs expected to be incurred beyond one year as of December 31, 2019 is $53.6 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2019. Alabama's regulatory framework technically allows for self-bonding. However, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2019, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $40.6 million, and $2.2 million for miscellaneous purposes.

For the year ended December 31, 2019 and December 31, 2018, the reduction to the liability was primarily attributable to the net impact of changes in discount rates, current estimates of the costs and scope of remaining reclamation work and fluctuations in projected mine life estimates. For the years ended December 31, 2019 and December 31, 2018, $11.1 million or $0.22 per share and $24.6 million or $0.42 per share, respectively, of the adjustment to the liability was reflected as income in the period because there was no asset recorded to offset the adjustment to the liability. This portion of the liability relates to operations that were idle at the time of purchase accounting for the Asset Acquisition and no value was attributed to any asset as an offset for the asset retirement obligation.
Note 9—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2019	December 31, 2018
Accrued wages and employee benefits	$38,429	$37,221
Accrued operating expenses	10,326	20,383
Accrued royalties	3,304	8,617
Accrued freight	1,971	4,053
Accrued interest	4,635	6,333
Accrued non-income taxes	3,155	1,642
Other	3,935	4,093
Total accrued expenses	$65,755	$82,342

Note 10— Pneumoconiosis ("Black Lung") Obligations
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

In addition, in connection with the Asset Acquisition, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016. The Company is self-insured for the black lung claims assumed in the Asset Acquisition. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor required the Company to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Asset Acquisition. As of December 31, 2019, the Company had $17.0 million of surety bonds with $14.5 million of collateral recognized as short term investments. As of December 31, 2018, the Company had $17.5 million in Treasury Bills posted as collateral recognized as short-term investments. There were also $3.3 million and $3.6 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Balance Sheet as of December 31, 2019 and December 31, 2018, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $32.5 million as of December 31, 2019, of which $2.3 million is classified in other current liabilities and the remainder of $30.2 million is shown as a long-term liability in a separate line item in the Consolidated Balance Sheet. For the year ended December 31, 2018, the estimated black lung liabilities (net of the black lung trust assets) were $26.8 million, of which $1.6 million is classified in other current liabilities and $25.2 million is displayed as a long-term liability in a separate line item in the Balance Sheet. Accretion of the black lung liabilities is included in cost of other revenues on the Statements of Operations. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.
Note 11—Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a defined contribution plan to assist its eligible employees in providing for retirements. Generally, under the terms of the plan, employees make voluntary contributions through payroll deductions and the Company makes matching contributions, as defined by the plan. Contributions to these defined contribution plans amounted to $2.9 million for the year ended December 31, 2019, $3.1 million for the year ended December 31, 2018 and $1.4 million for the year ended December 31, 2017 accounted for in cost of sales and selling, general and administrative costs.
Collective Bargaining Agreement
In connection with the Asset Acquisition, the Company negotiated a new initial collective bargaining agreement (“CBA”) with the United Mine Workers of America ("UMWA") (the “UMWA CBA”), which was ratified by UMWA’s members on February 16, 2016 and expires on March 31, 2021. Pursuant to the UMWA CBA, the Company agreed to contribute $25.0 million to a Voluntary Employee Beneficiary Association (“VEBA”) trust formed and administered by the UMWA in installments throughout 2016 and 2017. Approximately 68.2% and 69% of the Company's employees were represented by the UMWA as of December 31, 2019 and December 31, 2018, respectively.
Note 12—Equity Award Plans

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

The Restricted Shares have certain service-based, performance-based and market-based vesting conditions, including the occurrence of an initial public offering or a change in control as set forth in the 2016 Equity Plan and the applicable award agreements. As of December 31, 2019, 805,083 Restricted Shares were issued, of which, approximately 30,217 had been forfeited, 676,668 had vested and 98,216 remain unvested. Upon effectiveness of the 2017 Equity Plan (defined below), no further awards were granted under the 2016 Equity Plan.

Restricted Shares were issued proportionally as Tranche A, Tranche B, and Tranche C shares.

The Tranche A shares have service and performance based vesting conditions and the awards vest in equal installments on each of the first five anniversaries of the grant date that occurs prior to an IPO and thereafter, subject to the employee’s

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

continued employment or the director’s continued service with the Company. Vesting is conditioned and contingent upon at least 50% of the shares originally acquired in the Asset Acquisition having been disposed of to an independent third party, whether before or after an IPO. During the second quarter of 2018, certain stockholders of the Company sold in two separate transactions an aggregate of 13,000,000 shares of the Company's common stock in public secondary offerings (see Note 17). In connection with the first of these secondary offerings, the performance based vesting condition was met resulting in approximately $3.6 million of incremental stock compensation expense. The remaining awards shall vest over the remaining time based vesting conditions. As of December 31, 2019, 144,585 Tranche A shares have vested. In the event of a change in control, any Tranche A shares that have not previously vested shall become fully vested at the time of such change in control, subject to the employee’s continued employment or the director's continued service with the Company through the change in control date.

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

Holders of phantom shares have the right to receive shares of the Company on the earlier of (i) a change in control as defined by the 2016 Equity Plan or (ii) the fifth anniversary of the grant date of the phantom share. The phantom shares are settled in the Company’s shares. As of December 31, 2019, there were 43,580 phantom shares issued to a director of the Company, all of which were fully vested upon issuance.

The Company recognized stock compensation expense of $0.5 million for the year ended December 31, 2019 associated with the 2016 Equity Plan awards. As of December 31, 2019, 2018, and 2017 unrecognized compensation expense related to the 2016 Equity Plan amounted to approximately $0.4 million, $1.0 million, and $5.7 million, respectively.

The following table presents a summary of Restricted Shares granted under the 2016 Equity Plan for the year ended December 31, 2019:

	Number of Restricted Class C Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	149,539	$21.34
Granted	—
Forfeited	(4,864)	$21.34
Vested	(46,459)	$21.34
Outstanding at December 31, 2019	98,216	$21.34

The Company used the Black-Scholes option pricing model to estimate the fair value of restricted Tranche A shares granted and the Monte Carlo pricing model to estimate the fair value of restricted Tranche B and C shares granted. The pricing model incorporated the assumptions as presented in the following table, shown at their weighted average values:

	For the years ended December 31,
	2017	2016
Expected stock price volatility (a)	35%	25.25%
Risk-free interest rate (b)	1.75%	1.25%
Expected life (years) (c)	4.17	5.00

(a)	The Company bases its expected volatility on a group of companies believed to be a representative peer group, selected based on industry and market capitalization.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

(b)	The risk-free rate for periods within the expected term of the award is based on the U.S. Government Bond yield with a term equal to the awards' expected term on the date of grant.

(c)	Expected life represents the period of time that awards granted are expected to be outstanding.

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2019 is 5,381,997. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2019, the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $5.3 million for the year ended December 31, 2019 associated with awards granted under the 2017 Equity Plan. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $2.9 million as of December 31, 2019.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the year ended December 31, 2019 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2018	191,525	$27.30
Granted	397,246	$25.51
Canceled	(4,793)	$27.08
Forfeited	(19,804)	$27.97
Vested	(60,282)	$27.57
Outstanding at December 31, 2019	503,892

Equity Modification
On March 31, 2017, the board of managers of the Company declared a cash distribution payable to holders of our then outstanding Class A Units, Class B Units and Class C Units as of March 27, 2017, resulting in distributions to such holders in the aggregate amount of $190.0 million (the “Special Distribution”). The Special Distribution with respect to Restricted Shares outstanding was not paid but held in trust pending their vesting. As of December 31, 2019, approximately $6.0 million of dividends on unvested stock is held in the trust and is included within other long-term assets in the accompanying Balance Sheets.
On June 1, 2017, the Compensation Committee (the "Committee") of the Board approved the modification described below (the “Modification”) to the award agreements (the “Awards”) for the Restricted Shares to certain officers, directors and employees of the Company. Pursuant to the Modification, the Committee waived certain vesting requirements with respect to the Special Distribution for the Restricted Shares such that funds currently held in trust as described above with respect to the Special Distribution were paid in full to recipients that received equal to or less than $100.0 thousand and were paid with respect to 50% of the Restricted Shares for recipients that received greater than $100.0 thousand. However, funds held in trust with respect to the Special Distribution for the remaining 50% of the Restricted Shares for recipients that received greater than $100.0 thousand will not be released until such shares vest pursuant to the original terms of the Awards on the basis of the passage of time and the Company’s achievement of certain metrics.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

In addition and pursuant to the Modification, the holders of the Restricted Shares were permitted to elect to receive the Special Distribution released from trust as described above with respect to their Restricted Shares (i) 100% in cash; (ii) 50% in cash and 50% in restricted stock units (“RSUs”); or (iii) 100% in RSUs.
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
Note 13—Debt
Debt consisted of the following (in thousands):

	December 31, 2019	December 31, 2018	Weighted Average Interest Rate at December 31, 2019	Final Maturity
Senior secured notes	$343,435	$475,000	8%	2024
Promissory note	—	760	—%	2019
Debt discount, net	(4,246)	(6,769)
Total debt	339,189	468,991
Less: current debt	—	(760)
Total long-term debt	$339,189	$468,231

The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2019 is as follows (in thousands):

	Payments Due
	2020	2021	2022	2023	2024	Thereafter
Senior secured notes	$—	$—	$—	$—	$343,435	$—
Total	$—	$—	$—	$—	$343,435	$—

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
On December 19, 2019, the Company entered into an Amendment No. 2 to the Amended and Restated Credit Agreement (the “Amendment”). The purpose of the Amendment was to (i) amend the definitions of Fixed Charges and Fixed Charge Coverage Ratio as these terms are used in the Amended and Restated Credit Agreement to generally conform to the corresponding definitions of these terms in the Indenture (as defined below), dated as of November 2, 2017, as supplemented,

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

by and among the Company, as issuer, the subsidiary guarantors named therein and Wilmington Trust, National Association, as trustee and priority lien collateral trustee, solely for purposes of incurring unsecured debt based upon the Fixed Charge Coverage Ratio and (ii) add customary language that satisfies the requirements of the Qualified Financial Contract Stay Rules.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on October 15, 2023. As of December 31, 2019, no loans were outstanding under the ABL Facility and there were $8.95 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2019, the Company had $116.1 million of availability under the ABL Facility (calculated net of $8.95 million of letters of credit outstanding at such time).
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2019, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2019.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Offer to Purchase the Notes

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

The Company consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, the Company was permitted to make one or more restricted payments in the form of special dividends to holders of the Company’s common stock and/or repurchases of the Company’s ommon stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. The Company used a portion of the RP Basket to pay the April 2019 Special Dividend (as defined below) and

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

intends to use the remainder of the RP Basket to make repurchases under the New Stock Repurchase Program (as defined below).

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

The Company consummated the Tender Offer on March 26, 2019.

In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, the Company recognized a loss on early extinguishment of debt of $9.8 million during the year ended December 31, 2019.

Note 14—Leases

The Company primarily enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet in accordance with the Company's accounting policy election described in Note 2. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has certain finance leases for mining equipment that expire over various contractual periods. These leases have remaining lease terms of one to five years and do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

December 31, 2019
Finance lease right-of-use assets, net(1)	$40,227
Finance lease liabilities
Current	10,146
Noncurrent	25,528
Total finance lease liabilities	$35,674

Weighted average remaining lease term - finance leases (in months)	44.7
Weighted average discount rate - finance leases(2)	6.02%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $4.8 million and are included in property, plant and equipment, net in the Balance Sheets as of December 31, 2019. See Note 5 for additional disclosure.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

The components of lease expense were as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2019
Operating lease cost(1):	$2,527
Finance lease cost:
Amortization of leased assets	11,202
Interest on lease liabilities	1,761
Net lease cost	$15,490
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2020	$12,132
2021	10,755
2022	8,558
2023	8,558
2024	842
Thereafter	—
Total	40,845
Less: amount representing interest	(5,171)
Present value of lease liabilities	$35,674
(1) Finance lease payments exclude $2.2 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

For the year ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,761
Financing cash flows from finance leases	$17,273
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$45,523

As of December 31, 2019 the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced, of $2.2 million. These finance leases will commence between fiscal year 2020 and 2021 with lease terms of one to two years.

Note 15—Related Party Transactions
In connection with the Asset Acquisition, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $1.5 million for the year ended December 31, 2019, $3.2 million for the year ended December 31, 2018, $2.9 million for the year ended December 31, 2017.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 16—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2019 and December 31, 2018, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2019 and December 31, 2018, there were no items accrued for miscellaneous litigation.
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
In connection with the Company’s acquisition of certain core operating assets of Walter Energy, the Company acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”). Each of these claims were asserted by the Company in the Walter Canada CCAA proceedings. Walter Energy deemed these receivables to be uncollectable for the year ended December 31, 2015 and the Company did not assign any value to these receivables in acquisition accounting as collectability was deemed remote. In May and August 2019, the Company received approximately $17.5 million and $5.3 million, respectively, in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Statements of Operations. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolutions of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2019 and December 31, 2018, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions,

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

they generally last for the economic life of the reserves. Coal royalty expense was $87.3 million, $101.0 million, $93.3 million, for the years ended December 31, 2019, December 31, 2018, and December 31, 2017, respectively.
Note 17—Stockholders' Equity

New Stock Repurchase Program

On March 26, 2019, the Board approved the Company's second stock repurchase program (the “New Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of $70.0 million of the Company's outstanding common stock. The Company fully exhausted its previous stock repurchase program (the "First Stock Repurchase Program") of $40.0 million of its outstanding common stock. The New Stock Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. The New Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.

Under the New Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements and other considerations as determined from time to time by the Company. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity.

As of December 31, 2019, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

First Stock Repurchase Program

On May 2, 2018, the Board approved the First Stock Repurchase Program that authorized repurchases of up to an aggregate of $40.0 million of the Company's outstanding common stock.

During the first quarter of 2019, the Company repurchased the remaining share repurchases authorized under the First Stock Repurchase Program for approximately $1.9 million.

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

We refer to these offerings herein collectively as the "Secondary Equity Offerings." In connection with the Secondary Equity Offerings, we incurred transaction costs of approximately $2.7 million for the year December 31, 2018.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 18—Fair Value of Financial Instruments
The Company has no significant assets or other liabilities measured at fair value on a recurring basis as of December 31, 2019 or December 31, 2018. During the year ended December 31, 2019, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of December 31, 2019, there were no borrowings outstanding under the ABL Facility and there were $8.95 million of letters of credit issued and outstanding under the ABL Facility. The estimated fair value of the Notes is approximately $349.9 million based upon observable market data (Level 2).
Note 19—Net Income per Share
The computation of basic net income per share is based on the number of weighted average common shares outstanding during the period.  The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming issuance of restricted stock.  The number of incremental shares is calculated by applying the treasury stock method.  Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the years ended December 31,
	2019	2018	2017
Numerator:
Net income	$301,699	$696,787	$455,046
Denominator:
Weighted-average shares used to compute net income per share—basic	51,363	52,812	52,800
Dilutive restricted stock awards and units	130	106	6
Weighted-average shares used to compute net income per share—diluted	51,493	52,918	52,806
Net income per share—basic	$5.87	$13.19	$8.62
Net income per share—diluted	$5.86	$13.17	$8.62

As of December 31, 2019, there were 161,998 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 39,950 share impact on dilutive weighted average shares for the year ended December 31, 2019.
As of December 31, 2019, there were 271,589 shares granted under the 2017 Equity Plan to employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share.

The Company awarded $1.5 million of restricted stock unit awards under the 2017 Equity Plan that can be settled in shares or in cash at the election of employees. These awards have certain service-based and performance-based vesting conditions and can be earned no later than December 31, 2021. If the Company were to settle these awards in shares these awards would represent 70,989 shares based on the Company's closing share price on December 31, 2019. The Company considered the impact on diluted earnings as if the award was settled in cash or in shares. These awards had a 19,438 share impact on dilutive weighted average shares for the year ended December 31, 2019.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As of December 31, 2019, there were 98,216 shares of common stock issued under the 2016 Equity Plan to certain directors and employees, for which the service based vesting conditions were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 70,410 share impact on dilutive weighted average shares for the year ended December 31, 2019.
As of December 31, 2019, there were 43,580 shares of common stock contingently issuable upon the settlement of a vested phantom unit award under the 2016 Equity Plan and 13,157 shares of common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date is the earlier of a change in control as described in the 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net income per share.
As of December 31, 2019, there were 21,169 shares of common stock issued under the 2017 Equity plan to certain directors and employees which immediately vested, but settle over the next two years on the anniversary of issuance. As such, these shares have been included in both basic and diluted earnings per share.
Dividends
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
The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Dividend Policy. As of December 31, 2019, the Company has paid $29.3 million of regular quarterly cash dividends under the Dividend Policy.

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
Note 20—Segment Information
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

characteristics and if the operating segments are similar in the following qualitative characteristics: i) nature of products and services; ii) nature of production processes; iii) type or class of customer for their products and services; iv) methods used to distribute the products or provide services; and v) if applicable, the nature of the regulatory environment.
The Company has determined that the two operating segments are similar in both quantitative and qualitative characteristics and thus the two operating segments have been aggregated into one reportable segment. The Company has determined that its natural gas and royalty businesses and other unallocated activities did not meet the criteria in ASC 280 to be considered as operating or reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, other post-retirement benefits, transactions costs, restructuring costs, interest expense, reorganization items, net and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the years ended December 31,
	2019	2018	2017
Revenues
Mining	$1,235,998	$1,342,683	$1,124,645
All other	32,311	35,324	44,447
Total revenues	$1,268,309	$1,378,007	$1,169,092

	For the years ended December 31,
	2019	2018	2017
Capital Expenditures
Mining	$100,768	$97,607	$89,700
All other	6,510	4,013	2,925
Total capital expenditures	$107,278	$101,620	$92,625

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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2019	2018	2017
Segment Adjusted EBITDA	$515,253	$626,038	$532,115
Other revenues	32,311	35,324	44,447
Cost of other revenues	(29,828)	(10,172)	(28,422)
Depreciation and depletion	(97,330)	(97,209)	(75,413)
Selling, general and administrative	(37,014)	(36,626)	(36,453)
Other postretirement benefits	—	—	—
Restructuring charges	—	—	—
Transaction and other costs	—	(9,068)	(12,873)
Loss on early extinguishment of debt	(9,756)	—	—
Other income	22,815	—	—
Interest expense, net	(29,335)	(37,314)	(6,947)
Income tax benefit (expense)	(65,417)	225,814	38,592
Net income	$301,699	$696,787	$455,046

Note 21—Subsequent Events

Regular Quarterly Dividend

On February 14, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which will be paid on March 2, 2020, to stockholders of record as of the close of business on February 25, 2020.

Rights Agreement

On February 14, 2020, we adopted the Rights Agreement in an effort to prevent the imposition of significant limitations under Section 382 of the Code on our ability to utilize our current NOLs to reduce our future tax liabilities.

The Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of our NOLs and is similar to plans adopted by other companies with significant NOLs.

Pursuant to the Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) will be distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock. If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $31.00 per Right. While the Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the common stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s’ financial condition or results of operations (including earnings per share).

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Rights will expire on the earliest of (i) the close of business on February 14, 2023,(ii) the close of business on the first anniversary of the date of entry into the Rights Agreement, if stockholder approval of the Rights Agreement has not been received by or on such date, (iii) the time at which the Rights are redeemed as provided in the Rights Agreement, (iv) the time at which the Rights are exchanged as provided in the Rights Agreement, (v) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code, (vi) the effective date of the repeal of Section 382 of the Code if the Board determines that the Rights Agreement is no longer necessary or desirable for the preservation of NOLs, or (vii) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in the Rights Agreement. Additional details about the Rights Agreement is contained in the Company’s Current Report on Form 8-K filed with the SEC on February 14, 2020.

SUPPLEMENTAL SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share amounts)

	Quarter Ended
Fiscal Year 2019	March 31	June 30	September 30	December 31
Total revenues	$378,290	$397,613	$287,506	$204,901
Gross profit (1)	$187,917	$184,406	$89,702	$55,713
Operating income	$156,779	$147,945	$54,599	$24,071
Net income (2)	$110,447	$125,481	$45,022	$20,751
Net income per share—basic(4)	$2.14	$2.43	$0.88	$0.41
Net income per share—diluted(4)	$2.14	$2.43	$0.87	$0.41

	Quarter Ended
Fiscal Year 2018	March 31	June 30	September 30	December 31
Total revenues	$421,788	$322,555	$273,304	$360,360
Gross profit (1)	$223,328	$136,674	$99,412	$191,776
Operating income	$187,254	$101,096	$62,719	$157,218
Net income (3)	$178,694	$91,312	$52,591	$374,190
Net income per share—basic(4)	3.36	$1.72	$1.00	$7.13
Net income per share—diluted(4)	3.36	$1.72	$1.00	$7.11

(1)	Represents total revenues less cost of sales (exclusive of items shown separately below) and cost of other revenues (exclusive of items shown separately below) for each respective period.

(2)
Net income for the three months ended March 31, 2019 includes a loss on early extinguishment of debt of $9.8 million. Net income for the three months ended June 30, 3019 includes $17.5 million and $5.3 million in proceeds received for the Shared Services Claim and Hybrid Debt Claim for the three months ended June 30, 2019 and September 30, 2019, respectively. Net income for the three months ended December 31, 2019 includes a change in ARO due to revisions to estimates of $7.8 million which is discussed further in Note 8.

(3)
Net income included transaction and other costs of $3.3 million, $1.0 million, $3.3 million, and $1.5 million for the three months ended March 31, 2018, June 30, 2018, September 30, 2018, and December 31, 2018. Net income for the three months ended December 31, 2018 also includes the impact of the NOL valuation allowance release of $225.8 million and a change in the ARO due to revisions to estimates of $42.1 million.

(4)
The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding.