Form 10-Q
period 2020-03-31
WARRIOR MET COAL, INC.
filed 2020-04-29
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of April 24, 2020: 51,167,697

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•	successful implementation of our business strategies;

•	the impact of the COVID-19 (as defined below) pandemic, including its impact on our business, employees, suppliers and customers, the met coal and steel industries, and global economic markets;

•	a substantial or extended decline in pricing or demand for metallurgical ("met") coal;

•	global steel demand and the downstream impact on met coal prices;

•	inherent difficulties and challenges in the coal mining industry that are beyond our control;

•	geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•	impact of weather and natural disasters on demand and production;

•	our relationships with, and other conditions affecting, our customers;

•	unavailability of, or price increases in, the transportation of our met coal;

•	competition and foreign currency fluctuations;

•	our ability to comply with covenants in our asset-based revolving credit facility (as amended and restated, the "ABL Facility") and the Indenture (as defined below);

•	our substantial indebtedness and debt service requirements;

•	significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•	work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•	adequate liquidity and the cost, availability and access to capital and financial markets;

•	any consequences related to our transfer restrictions under our certificate of incorporation and our NOL rights agreement;

•	our obligations surrounding reclamation and mine closure;

•	inaccuracies in our estimates of our met coal reserves;

•	our ability to develop or acquire met coal reserves in an economically feasible manner;

•	our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carry forwards ("NOLs");

•	challenges to our licenses, permits and other authorizations;

•	challenges associated with environmental, health and safety laws and regulations;

•	regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•	climate change concerns and our operations’ impact on the environment;

•	failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•	costs associated with our workers’ compensation benefits;

•	litigation, including claims not yet asserted;

•	our ability to continue paying our quarterly dividend or pay any special dividend;

•	the timing and amount of any stock repurchases we make under our Stock Repurchase Program (as defined below) or otherwise; and

•	terrorist attacks or security threats, including cybersecurity threats.

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

PART I - FINANCIAL INFORMATION

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2020	2019

Revenues:
Sales	$221,338	$369,681
Other revenues	5,382	8,609
Total revenues	226,720	378,290
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	151,514	182,628
Cost of other revenues (exclusive of items shown separately below)	7,561	7,745
Depreciation and depletion	28,692	22,233
Selling, general and administrative	8,456	8,905
Total costs and expenses	196,223	221,511
Operating income	30,497	156,779
Interest expense, net	(7,533)	(8,592)
Loss on early extinguishment of debt	—	(9,756)
Other income	1,822	—
Income before income tax expense	24,786	138,431
Income tax expense	3,241	27,984
Net income	$21,545	$110,447
Basic and diluted net income per share:
Net income per share—basic	$0.42	$2.14
Net income per share—diluted	$0.42	$2.14
Weighted average number of shares outstanding—basic	51,106	51,511
Weighted average number of shares outstanding—diluted	51,273	51,630
Dividends per share:	$0.05	$0.05
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2020 (Unaudited)	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$256,743	$193,383
Short-term investments	8,500	14,675
Trade accounts receivable	131,526	99,471
Income tax receivable	24,274	12,925
Inventories, net	117,563	97,901
Prepaid expenses and other receivables	25,925	25,691
Total current assets	564,531	444,046
Mineral interests, net	107,432	110,130
Property, plant and equipment, net	598,622	606,200
Non-current income tax receivable	—	11,349
Deferred income taxes	151,021	154,297
Other long-term assets	17,568	18,242
Total assets	$1,439,174	$1,344,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,620	$46,436
Accrued expenses	63,476	65,755
Short term financing lease liabilities	8,022	10,146
Other current liabilities	6,608	6,615
Total current liabilities	132,726	128,952
Long-term debt	409,363	339,189
Asset retirement obligations	54,307	53,583
Long term financing lease liabilities	26,106	25,528
Other long-term liabilities	31,550	31,430
Total liabilities	654,052	578,682

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of March 31, 2020 and December 31, 2019, 53,387,591 issued and 51,165,750 outstanding as of March 31, 2020 and 53,293,449 issued and 51,071,608 outstanding as of December 31, 2019)	533	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of March 31, 2020 and December 31, 2019)	(50,576)	(50,576)
Additional paid in capital	244,525	243,932
Retained earnings	590,640	571,693
Total stockholders’ equity	785,122	765,582
Total liabilities and stockholders’ equity	$1,439,174	$1,344,264
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2020	2019

Common Stock
Balance, beginning of period	$533	$533
Balance, end of period	533	533
Preferred Stock
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(38,030)
Treasury stock purchase	—	(1,970)
Balance, end of period	(50,576)	(40,000)
Additional Paid in Capital
Balance, beginning of period	243,932	239,827
Stock compensation	1,605	1,108
Other	(1,012)	(527)
Balance, end of period	244,525	240,408
Retained Earnings
Balance, beginning of period	571,693	510,282
Net income	21,545	110,447
Dividends paid	(2,598)	(2,606)
Balance, end of period	590,640	618,123
Total Stockholders' Equity	$785,122	$819,064

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2020	2019

OPERATING ACTIVITIES
Net income	$21,545	$110,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	28,692	22,233
Deferred income tax expense	3,276	27,984
Stock based compensation expense	1,733	1,194
Amortization of debt issuance costs and debt discount/premium, net	351	381
Accretion of asset retirement obligations	733	812
Loss on early extinguishment of debt	—	9,756
Changes in operating assets and liabilities:
Trade accounts receivable	(32,055)	(44,329)
Income tax receivable	—	297
Inventories	(17,326)	(10,823)
Prepaid expenses and other receivables	(235)	10,167
Accounts payable	15,614	10,640
Accrued expenses and other current liabilities	(3,538)	(15,133)
Other	2,232	2,782
Net cash provided by operating activities	21,022	126,408
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(22,775)	(24,395)
Deferred mine development costs	(3,677)	(5,578)
Proceeds from sale of property, plant and equipment	—	234
Sale of short-term investments	14,733	—
Purchases of short-term investments	(8,500)	—
Net cash used in investing activities	(20,219)	(29,739)
FINANCING ACTIVITIES
Dividends paid	(2,598)	(2,606)
Borrowings under ABL Facility	70,000	—
Retirements of debt	—	(140,272)
Principal repayments of finance lease obligations	(3,833)	(1,957)
Common shares repurchased	—	(1,970)
Other	(1,012)	(527)
Net cash provided by (used in) financing activities	62,557	(147,332)
Net increase (decrease) in cash and cash equivalents and restricted cash	63,360	(50,663)
Cash and cash equivalents and restricted cash at beginning of period	193,383	206,405
Cash and cash equivalents and restricted cash at end of period	$256,743	$155,742

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)
Note 1—Business and Basis of Presentation
Description of the Business
Warrior Met Coal, Inc. (the "Company") is a U.S. based environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). Operating results for the three months ended March 31, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements for the year ended December 31, 2019 included in the 2019 Annual Report.
Note 2—Summary of Significant Accounting Policies
The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2019 Annual Report, except for changes related to new accounting pronouncements described in "New Accounting Pronouncements."
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
As of March 31, 2020, short-term investments consisted of $8.5 million in cash and fixed income securities. As of December 31, 2019, the Company’s short-term investments consisted of $14.7 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to its customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales which is included in all other revenues, as disclosed in Note 13.

Since February 2017, the Company has had an arrangement with XCoal Energy & Resource ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility hard coking coal. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended March 31, 2020 and 2019, XCoal accounted for approximately $44.3 million, or 19.9% of total revenues, and $94.9 million, or 25.8% of total revenues, respectively.

Trade Accounts Receivable and Allowance for Credit Losses

Trade accounts receivable represent customer obligations that are derived from revenue recognized from contracts with customers. Credit is extended based on an evaluation of the individual customer's financial condition. The Company maintains trade credit insurance on the majority of its customers and the geographic regions of coal shipments to these customers. In some instances, the Company requires letters of credit, cash collateral or prepayments from its customers on or before shipment to mitigate the risk of loss. These efforts have consistently resulted in the Company recognizing no historical credit losses. The Company also has never had to have a claim against its trade credit insurance policy.

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current metallurgical coal and steel market environments. As of March 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

New Accounting Pronouncements

The Company adopted Accounting Standards Update 2016-13, "Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" as of January 1, 2020 using the modified retrospective approach. The ASU requires the use of an “expected loss” model for instruments measured at amortized cost, in which companies will be required to estimate the lifetime expected credit loss and record an allowance to offset the amortized cost basis, resulting in a net presentation of the amount expected to be collected on the financial asset. The adoption of the new standard did not have a material impact on the Company's financial statements, including accounting policies, processes and systems.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2020	December 31, 2019
Coal	$87,684	$69,064
Raw materials, parts, supplies and other, net	29,879	28,837
Total inventories, net	$117,563	$97,901

Note 4—Income Taxes
For the three months ended March 31, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the recent outbreak of the novel coronavirus disease 2019 ("COVID-19") and its impact on the Company's annual guidance. For the three months ended March 31, 2020, the Company had income tax expense of $3.2 million. The income tax expense represents a noncash expense as the Company continues to utilize its NOLs. The Company had income tax expense of $28.0 million for the three months ended March 31, 2019.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax ("AMT") credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, the Company recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable, as the Company now expects to receive these refunds this year. The Company now expects to receive approximately $24.3 million in 2020 for refunds of AMT credits. The Company is continuing to evaluate the impact of the CARES Act on its business, financial results and disclosures.
Note 5—Debt
Debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019	Weighted Average Interest Rate at March 31, 2020	Final Maturity
Senior Secured Notes	$343,435	$343,435	8%	2024
ABL Borrowings	70,000	—	3.75%	2023
Debt discount/premium, net	(4,072)	(4,246)
Total debt	409,363	339,189
Less: current debt	—	—
Total long-term debt	$409,363	$339,189

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
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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

The Company consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, the Company was permitted to make one or more restricted payments in the form of special dividends to holders of the Company’s common stock and/or repurchases of the Company’s common stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. The Company used a portion of the RP Basket to pay a special cash dividend totaling approximately $230.0 million, which was paid to stockholders on May 14, 2019 and intends to use the remainder of the RP Basket to make repurchases under the Stock Repurchase Program (as defined below).

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
ABL Facility

On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In accordance with the terms of the ABL Facility, the proceeds from the ABL Draw will be available to be used, if needed, for working capital and general corporate purposes. The Company believes that the $256.7 million of cash on hand as of March 31, 2020, provides it with adequate liquidity in the current environment. The Company intends to retain these funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak.

Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

	March 31, 2020	December 31, 2019
Black lung obligations	$29,871	$30,233
Other	1,679	1,197
Total other long-term liabilities	$31,550	$31,430

Note 7—Leases

The Company primarily enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has certain finance leases for mining equipment that expire over various contractual periods. The leases have remaining lease terms of one to five years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2020	December 31, 2019
Finance lease right-of-use assets, net(1)	$39,516	$40,227
Finance lease liabilities
Current	8,022	10,146
Noncurrent	26,106	25,528
Total finance lease liabilities	$34,128	$35,674

Weighted average remaining lease term - finance leases (in months)	42.7	44.7
Weighted average discount rate - finance leases(2)	5.86%	6.02%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $7.8 million and $4.8 million and are included in property, plant and equipment, net in the Condensed Balance Sheet as of March 31, 2020 and the Balance Sheet as of December 31, 2019, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Operating lease cost(1):	$292	$144
Finance lease cost:
Amortization of leased assets	2,998	1,957
Interest on lease liabilities	546	13
Net lease cost	$3,836	$2,114

(1) Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2020	$7,978
2021	13,089
2022	8,558
2023	8,558
2024	842
Thereafter	—
Total	39,025
Less: amount representing interest	(4,897)
Present value of lease liabilities	$34,128

(1) Finance lease payments include $4.5 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the three months ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$546	$13
Financing cash flows from finance leases	$3,833	$1,957
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$2,286	$2,086

As of March 31, 2020, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $4.5 million. These finance leases will commence between fiscal year 2020 and 2021 with lease terms of one to two years.
Note 8—Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2020	2019
Numerator:
Net income	$21,545	$110,447
Denominator:
Weighted-average shares used to compute net income per share—basic	51,106	51,511
Dilutive restrictive stock awards	167	119
Weighted-average shares used to compute net income per share—diluted	51,273	51,630
Net income per share—basic and diluted	$0.42	$2.14
Net income per share—diluted	$0.42	$2.14

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

2017 Equity Plan
On February 13, 2020, the Company awarded 420,303 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years. The Company recognized approximately $0.5 million in stock compensation expense associated with these awards for the three months ended March 31, 2020.
As of March 31, 2020, there were 248,294 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 23,295 share impact on dilutive weighted average shares for the three months ended March 31, 2020. As of March 31, 2020, there were 454,130 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. Based on the Company's closing share price on March 31, 2020, there were 141,243 restricted stock unit awards classified as a liability. The Company considered the impact on diluted earnings as if the award was settled in cash or in shares. These awards had a 87,879 share impact on dilutive weighted average shares for the three months ended March 31, 2020.
As of March 31, 2020, there were 43,580 shares of the Company's common stock contingently issuable upon the settlement of a vested phantom unit award granted under our 2016 Equity Plan (as defined below) and 13,157 shares of its common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in the 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income per share.
2016 Equity Plan

As of March 31, 2020, there were 73,429 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 55,329 share impact on dilutive weighted average shares for the three months ended March 31, 2020.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which totaled $0.5 million for the three months ended March 31, 2020 and $0.1 million, for the three months ended March 31, 2019.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2020 and December 31, 2019, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2020 and December 31, 2019, there were no items accrued for miscellaneous litigation.

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

In connection with the Company’s acquisition of certain core operating assets of Walter Energy, the Company acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by the Company in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and the Company did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In March 2020, the Company received approximately $1.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations. These settlement proceeds are in addition to the $22.8 million received in 2019. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolutions of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2020 and December 31, 2019, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $14.2 million for the three months ended March 31, 2020 and $26.7 million for the three months ended March 31, 2019.
Note 11—Stockholders' Equity

Pursuant to the Company's certificate of incorporation, the Company is authorized to issue up to 140,000,000 shares of common stock $0.01, par value per share and 10,000,000 shares of preferred stock $0.01 par value per share.

Stock Repurchase Program

On March 26, 2019, the Company's board of directors (the "Board") approved the Company's second stock repurchase program (the “Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of $70.0 million of the

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

Company's outstanding common stock. The Company fully exhausted its previous stock repurchase program of $40.0 million of its outstanding common stock. The Stock Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. The Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.

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

As of March 31, 2020, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

In light of the uncertainties resulting from the novel coronavirus disease 2019 ("COVID-19") and as a precautionary measure to preserve liquidity, the Company is temporarily suspending its share repurchase program. The Company will continue to monitor its liquidity in light of the COVID-19 pandemic and will consider when to reinstate the program.

Regular Quarterly Dividend

On February 14, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 2, 2020, to stockholders of record as of the close of business on February 25, 2020.
Note 12—Fair Value of Financial Instruments
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2020 or December 31, 2019.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of March 31, 2020, the Company had $70.0 million outstanding under the ABL Facility, with $46.1 million available, net of outstanding letters of credit of $8.9 million. There were no borrowings outstanding under the ABL Facility and there were $8.9 million of letters of credit issued and outstanding under the ABL Facility as of December 31, 2019. As of March 31, 2020, the estimated fair value of the Notes is approximately $291.1 million based upon observable market data (Level 2) and the carrying amount of the ABL Facility approximates fair value.
Note 13—Segment Information
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
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2020	2019
Revenues
Mining	$221,338	$369,681
All other	5,382	8,609
Total revenues	$226,720	$378,290

	For the three months ended March 31,
	2020	2019
Capital Expenditures
Mining	21,837	$23,210
All other	938	1,185
Total capital expenditures	22,775	$24,395

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2020 (UNAUDITED)

	For the three months ended March 31,
	2020	2019
Segment Adjusted EBITDA	$69,824	$187,053
Other revenues	5,382	8,609
Cost of other revenues	(7,561)	(7,745)
Depreciation and depletion	(28,692)	(22,233)
Selling, general and administrative	(8,456)	(8,905)
Loss on early extinguishment of debt	—	(9,756)
Other income	1,822	—
Interest expense, net	(7,533)	(8,592)
Income tax expense	(3,241)	(27,984)
Net income	$21,545	$110,447

Note 14—Subsequent Events

Regular Quarterly Dividend

On April 24, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on May 11, 2020 to stockholders of record as of the close of business on May 5, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2020 and March 31, 2019. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
As of December 31, 2019, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 105.3 million metric tons of recoverable reserves and, based on a reserve report prepared by Stantec Consulting Services, Inc. ("Stantec") our undeveloped Blue Creek mine contained 103.0 million metric tons of recoverable reserves. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free On Board ("FOB") Australia Index Price ("Platts Index"). Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to mid-volatility ("MV"). These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
The global steelmaking industry's demand for met coal is also affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of the novel coronavirus disease 2019 ("COVID-19"), which has spread from China to many other countries including the United States. In March 2020, the World Health Organization ("WHO") declared COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, we continue to operate our mines in a safe manner under the guidelines issued by the Centers for Disease Control and Prevention and Alabama State Health Department. This includes, among other things, eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with masks, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing the temperature of all employees.
Notwithstanding our continued operations, COVID-19 has begun to have and may continue to have further negative impacts on our two operating mines, supply chain, transportation networks and customers, which may compress our margins, and reduce demand for the met coal that we produce, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. Any resulting economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of one of our mines, customers or critical suppliers, or the McDuffie Coal Terminal at the Port of Mobile, Alabama, or a disruption to our rail and barge carriers, which would delay or prevent deliveries to our customers, among others.
In addition, the ability of our employees and our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly affect the demand for met coal. Our customers may be directly impacted by business curtailments or weak market conditions and may not be willing or able to fulfill their contractual obligations or open letters of credit. We may also experience delays in obtaining letters of credit or processing letter of credit payments due to the impacts of COVID-19 on foreign issuing and U.S. intermediary banks. Furthermore, the progression of, and global response to, the COVID-19 outbreak has begun to cause, and increases the risk of, further delays in construction activities and equipment deliveries related to our capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they may impact or delay the timing of anticipated benefits of capital projects.

In light of the uncertainties regarding the duration of the COVID-19 pandemic and its overall impact on the Company, its operations and the global economy, we are withdrawing our full-year 2020 guidance issued on February 19, 2020 at this time. We are also appropriately adjusting our operational needs, including managing our expenses, capital expenditures, working capital, liquidity and cash flows. In addition, as a precautionary measure, we borrowed $70.0 million under the ABL Facility on March 24, 2020 ( the "ABL Draw") in order to increase the Company's cash position and preserve financial flexibility. We intend on retaining the funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak. We also delayed the budgeted $25.0 million development of Blue Creek until at least July 1, 2020 and temporarily suspended our Stock Repurchase Program. Our financial approach continues to focus on cash flow management and protecting the balance sheet in order to strategically move through this period of uncertainty and mitigate potential long-term impacts to the business (see Liquidity and Capital Resources below).

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax ("AMT") credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, we recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable as we now expect to receive these refunds this year. We now expect to receive approximately $24.3 million in 2020 for refunds of AMT credits. We are continuing to evaluate the impact of the CARES Act on our business, financial results and disclosures.
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

	For the three months ended March 31,
	2020	2019
(in thousands)
Segment Adjusted EBITDA	$69,824	$187,053
Metric tons sold	1,646	1,901
Metric tons produced	1,904	2,084
Gross price realization(1)	89%	98%
Average selling price per metric ton	$134.47	$194.47
Cash cost of sales per metric ton	$91.55	$95.71
Adjusted EBITDA	$61,655	$181,018
(1) For the three months ended March 31, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
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
We believe that this non-GAAP financial measure provides additional insight into our operating performance, and reflects how management analyzes our operating performance and compares that performance against other companies for purposes of business decision making by excluding the impact of certain items that management does not believe are indicative of our core operating performance. We believe that cash cost of sales presents a useful measure of our controllable costs and our operational results by including all costs incurred to produce met coal and sell it FOB at the Port of Mobile, Alabama. Period-to-period comparisons of cash cost of sales are intended to help management identify and assess additional trends that potentially impact us and that may not be shown solely by period-to-period comparisons of cost of sales. Cash cost of sales should not be considered an alternative to cost of sales or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash cost of sales excludes some, but not all, items that affect cost of sales, and our presentation may vary from the presentations of other companies. As a result, cash cost of sales as presented below may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of cash cost of sales to total cost of sales, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended March 31,
	2020	2019
(in thousands)
Cost of sales	$151,514	$182,628
Asset retirement obligation accretion	(369)	(373)
Stock compensation expense	(449)	(319)
Cash cost of sales	$150,696	$181,936

Adjusted EBITDA
We define Adjusted EBITDA as net income before net interest expense, income tax expense, depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, loss on early extinguishment of debt and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended March 31,
	2020	2019
Net income	$21,545	$110,447
Interest expense, net	7,533	8,592
Income tax expense	3,241	27,984
Depreciation and depletion	28,692	22,233
Asset retirement obligation accretion (1)	733	812
Stock compensation expense (2)	1,733	1,194
Loss on early extinguishment of debt (3)	—	9,756
Other income(4)	(1,822)	—
Adjusted EBITDA	$61,655	$181,018

(1)	Represents non-cash accretion expense associated with our asset retirement obligations.

(2)	Represents non-cash stock compensation expense associated with equity awards.

(3)	Represents a loss incurred in connection with the early extinguishment of debt (See Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).

(4)	Represents settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (each discussed below).

Results of Operations
Three Months Ended March 31, 2020 and 2019
The following table summarizes certain unaudited financial information for the three months ended March 31, 2020 and 2019.

	For the three months ended March 31,
(in thousands)	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$221,338	97.6%	$369,681	97.7%
Other revenues	5,382	2.4%	8,609	2.3%
Total revenues	226,720	100.0%	378,290	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	151,514	66.8%	182,628	48.3%
Cost of other revenues (exclusive of items shown separately below)	7,561	3.3%	7,745	2.0%
Depreciation and depletion	28,692	12.7%	22,233	5.9%
Selling, general and administrative	8,456	3.7%	8,905	2.4%
Total costs and expenses	196,223	86.5%	221,511	58.6%
Operating income	30,497	13.5%	156,779	41.4%
Interest expense, net	(7,533)	(3.3)%	(8,592)	(2.3)%
Loss on early extinguishment of debt	—	—%	(9,756)	(2.6)%
Other income	1,822	0.8%	—	—%
Income before income taxes	24,786	10.9%	138,431	36.6%
Income tax expense	3,241	1.4%	27,984	7.4%
Net income	$21,545	9.5%	$110,447	29.2%
Sales and cost of sales components on a per unit basis for the three months ended March 31, 2020 and 2019 were as follows:

	For the three months ended March 31,
	2020	2019
Met Coal (metric tons in thousands)
Metric tons sold	1,646	1,901
Metric tons produced	1,904	2,084
Gross price realization(1)	89%	98%
Average selling price per metric ton	$134.47	$194.47
Cash cost of sales per metric ton	$91.55	$95.71
(1) For the three months ended March 31, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended March 31, 2020 were $221.3 million compared to $369.7 million for the three months ended March 31, 2019. The $148.3 million decrease in revenues was primarily driven by a $98.9 million decrease in revenues related to a $60.00 decrease in the average selling price per metric ton of met coal, combined with a $49.6 million decrease in revenues due to a 255 thousand metric ton decrease in met coal sales volume.

For the three months ended March 31, 2020, our geographic customer mix was 54% in Europe, 26% in South America and 20% in Asia. For the three months ended March 31, 2019, our geographic customer mix was 49% in Europe and 27% in Asia and 24% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There were no significant changes in our customer base for the three months ended March 31, 2020.
Other revenues for the three months ended March 31, 2020 were $5.4 million compared to $8.6 million for the three months ended March 31, 2019. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $3.2 million decrease in other revenues is primarily due to a decrease in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $151.5 million, or 66.8% of total revenues, for the three months ended March 31, 2020, compared to $182.6 million, or 48.3% of total revenues for the three months ended March 31, 2019. The $31.1 million decrease is primarily driven by a $24.4 million decrease due to a 255 thousand metric ton decrease in met coal sales volumes combined with a $6.6 million decrease due to a $4.16 decrease in average cash cost of sales per metric ton.
Depreciation and depletion was $28.7 million, or 12.7% of total revenues, for the three months ended March 31, 2020, compared to $22.2 million, or 5.9% for the three months ended March 31, 2019. The $6.5 million increase in depreciation and depletion is driven by an increase in depreciable assets.
Selling, general and administrative expenses were $8.5 million, or 3.7% of total revenues, for the three months ended March 31, 2020, compared to $8.9 million, or 2.4% of total revenues, for the three months ended March 31, 2019. Selling, general and administrative expenses for the period was consistent with the prior year period.
Interest expense, net was $7.5 million, or 3.3% of total revenues, for the three months ended March 31, 2020, compared to $8.6 million, or 2.3% of total revenues, for the three months ended March 31, 2019. The $1.1 million decrease is driven by the retirement of debt of $131.6 million in the first quarter of 2019. Interest expense, net is comprised of interest on our Notes (as defined below) and ABL Facility and the amortization of debt issuance costs, offset partially by earned interest income.

For the three months ended March 31, 2019, we recognized a loss on early extinguishment of debt of $9.8 million upon the extinguishment of $131.6 million of our Notes (as defined below). The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transaction.
Other income was $1.8 million, or 0.8% of total revenues, for the three months ended March 31, 2020. On July 15, 2015, Walter Energy, Inc. (“Walter Energy”) and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In March 2020, we received an additional $1.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.  These settlement proceeds are in addition to the $22.8 million received in 2019. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.
For the three months ended March 31, 2020, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the recent outbreak of COVID-19 and its impact on our annual guidance. For the three months ended March 31, 2020, we recognized income tax expense of $3.2 million which was principally offset by the utilization of NOLs for cash tax purposes. For the three months ended March 31, 2019, we recognized income tax expense of $28.0 million.

On March 27, 2020, the President of the United States signed and enacted into law the CARES Act. The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and AMT credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, we recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable as we now expect to receive these refunds this year. We now expect to receive approximately $24.3 million in 2020 for refunds of AMT credits. We are continuing to evaluate the impact of the CARES Act on our business, financial results and disclosures.

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
Going forward, we will use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, and strategic investments, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital.
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. In March 2020, the WHO declared the outbreak of COVID-19 as a global pandemic. There is significant uncertainty as to the effects of this pandemic on the global economy, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek. As events relating to COVID-19 continue to develop globally and impact the capital markets, our liquidity could also be adversely impacted due to possible deterioration in our customers' financial condition and their ability to timely pay outstanding receivables owed to us.
Our available liquidity as of March 31, 2020 was $302.8 million, consisting of cash and cash equivalents of $256.7 million and $46.1 million available under our ABL Facility. As of March 31, 2020, there was $70.0 million outstanding under the ABL Facility, with $46.1 million available, net of outstanding letters of credit of $8.9 million. For the three months ended March 31, 2020, cash flows provided by operating activities were $21.0 million, cash flows used in investing activities were $20.2 million and cash flows provided by financing activities were $62.6 million.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the ABL Draw, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months. However, as the impact of the COVID-19 pandemic on the economy and our operations evolves, we will continue to assess our liquidity needs. A continued worldwide disruption could materially affect our future access to our sources of liquidity, particularly our cash flows from operations, financial condition, capitalization and capital investments. In the event of a sustained market deterioration, we may need additional liquidity, which would require us to evaluate available alternatives and take appropriate actions.
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
Statements of Cash Flows
Cash balances were $256.7 million and $193.4 million at March 31, 2020 and December 31, 2019, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2020	2019
Net cash provided by operating activities	$21,022	$126,408
Net cash used in investing activities	(20,219)	(29,739)
Net cash provided by (used in) financing activities	62,557	(147,332)
Net increase in cash and cash equivalents and restricted cash	$63,360	$(50,663)
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
Net cash provided by operating activities was $22.7 million for the three months ended March 31, 2020, and was primarily attributed to net income of $21.5 million adjusted for depreciation and depletion expense of $28.7 million, deferred income tax expense of $3.2 million, stock based compensation expense of $1.7 million, accretion of asset retirement obligations of $0.7 million and amortization of debt issuance costs and debt discount/premium, net of $0.4 million, coupled with a net increase in our working capital of $37.5 million since December 31, 2019. The increase in our working capital was primarily driven by an increase in trade accounts receivables and inventory offset partially by an increase in accounts payable. The increase in trade accounts receivable and inventory was primarily driven by an increase in metric tons sold and produced and the increase in our accounts payable is primarily driven by the timing of payments.
Net cash provided by operating activities was $126.4 million for the three months ended March 31, 2019 and was primarily attributed to net income of $110.4 million adjusted for income tax expense of $28.0 million, depreciation and depletion expense of $22.2 million, loss on early extinguishment of debt of $9.8 million, stock based compensation expense of
$1.2 million, amortization of debt issuance costs and debt discount/premium of $0.4 million and accretion of asset retirement obligations of $0.8 million, coupled with a net increase in our working capital of $49.2 million. The increase in our working capital was primarily driven by an increase in trade accounts receivable and inventories coupled with a decrease in accrued expenses and other current liabilities offset partially by an increase in accounts payable and prepaid expenses. The increase in our accounts receivable and inventory was primarily driven by an increase in metric tons sold and produced and the decrease in accrued expenses and other current liabilities was due to the payment of employee bonuses in the first quarter of 2019.
Investing Activities
Net cash used in investing activities was $20.2 million and $29.7 million for the three months ended March 31, 2020 and March 31, 2019, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by a net sale of short-term investments.

Financing Activities
Net cash provided by financing activities was $62.6 million for the three months ended March 31, 2020, primarily due to the proceeds received from the ABL Draw of $70.0 million offset by principal repayments of capital lease obligations of $3.8 million and the payment of dividends of $2.6 million. Net cash used in financing activities was $147.3 million for the three months ended March 31, 2019, primarily due to the retirement of debt of $140.3 million, payment of dividends of $2.6 million, common shares repurchased of $2.0 million, and principal repayments of capital lease obligations of $2.0 million.

Stock Repurchase Program

On March 26, 2019, our board of directors (the "Board") approved our second stock repurchase program (the “Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of $70.0 million of our outstanding common stock. We fully exhausted our previous stock repurchase program of $40.0 million of our outstanding common stock. The Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date. The Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.

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

As of March 31, 2020, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

In light of the uncertainties resulting from the COVID-19 pandemic and as a precautionary measure to preserve liquidity, the Company is temporarily suspending its Stock Repurchase Program. The Company will continue to monitor its liquidity in light of the pandemic and will consider when to reinstate the program.

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

The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the
Dividend Policy. As of March 31, 2020, the Company has paid $31.9 million of regular quarterly cash dividends under the
Dividend Policy.

On April 24, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on May 11, 2020 to stockholders of record as of the close of business on May 5, 2020.

As the Company continues to monitor its liquidity in light of the COVID-19 pandemic, the Company may decide to suspend its Dividend Policy in the future if the Board deems it to be necessary or appropriate.

April 2019 Special Dividend

On April 23, 2019, the Board declared a special cash dividend of $4.41 per share (the "April 2019 Special Dividend"), totaling approximately $230.0 million, which was paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019.

ABL Facility

The ABL Facility will mature on October 15, 2023. As of March 31, 2020, we had $70.0 million outstanding in a partial draw of the ABL Facility and there were $8.9 million of outstanding letters of credit. At March 31, 2020, we had $46.1 million of availability under the ABL Facility.

We intend to retain these funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak. The ABL Draw, which is a proactive measure similar to actions taken by other public companies, is one of the Company’s precautionary measures taken to reduce risk during these unprecedented times.

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2020, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2020.
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

We consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, we were permitted to make one or more restricted payments in the form of special dividends to holders of our common stock and/or repurchases of our common stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. We used a portion of the RP Basket to pay a special cash dividend totaling approximately $230.0 million, which was paid to stockholders on May 14, 2019 and intend to use the remainder of the RP Basket to make repurchases under the Stock Repurchase Program.

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
Capital Expenditures

Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines or regarding the development of the high-quality met coal recoverable reserves at Blue Creek could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.
To fund our capital expenditures, we may be required to use cash from our operations, incur debt or sell equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our current or future debt agreements, as well as by general economic conditions, contingencies and uncertainties, including as a result of the COVID-19 pandemic, that are beyond our control.
Our capital expenditures were $22.8 million and $24.4 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $3.7 million for the three months ended March 31, 2020 and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

As a result of the COVID-19 pandemic and the unprecedented period of uncertainty, including the unknown duration and overall impact on our operations and the global economy, the Company is withdrawing its full-year 2020 guidance issued on February 19, 2020.

Blue Creek

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

The COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for Blue Creek. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. As a result of this uncertainty, we have delayed the budgeted $25.0 million development of the Blue Creek project until at least July 1, 2020.

Outlook

As a result of the COVID-19 pandemic and the unprecedented period of uncertainty, including the unknown duration and overall impact on our operations and the global economy, we are withdrawing our full-year 2020 guidance issued on February 19, 2020. Although we are aggressively managing our response to the recent COVID-19 pandemic, its impact on our full-year fiscal 2020 results and beyond is uncertain. The Company is taking a more conservative approach to managing its cash flow given this uncertainty, and is carefully managing operating expenses, working capital, and capital expenditures during this period, as well as suspending our Stock Repurchase Program. We have also implemented extensive preventative measures across all operations in order safeguard the health of our employees. This includes among other things: eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with mask, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing temperatures of all employees. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on the global steel industry, primarily due to restrictions to contain the virus. However, we believe the execution of our strategy will continue to provide attractive opportunities for profitable growth in the long term following the recovery of the global economy from the effects of the COVID-19 pandemic.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2020, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.3 million, and $2.2 million, respectively, for miscellaneous purposes.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2020 and December 31, 2019, we did not have any allowance for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility as a precautionary measure and in order to increase the Company's cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. The debt we incur under the ABL Facility exposes us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2020, based on the $70.0 million outstanding under our ABL Facility as of such date, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $0.7 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Except for the change in our long-term debt from a fixed rate obligation to include a variable rate obligation discussed above and the broader negative effects of the COVID-19 pandemic on the global economy and major financial markets, there have been no other material changes to our exposure from market risks from those disclosed in Part II, Item 7a. Quantitative and Qualitative Disclosure about Market Risk of our Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2020. Based on the evaluation of our disclosure controls and procedures as of March 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part 1, Item 1A. Risk Factors" in our 2019 Annual Report other than as described below. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2019 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2019 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Our activities may be adversely affected by the global outbreak of the novel coronavirus (COVID-19), which may prevent us from meeting our targeted production levels and/or executing our planned development initiatives (including, but not limited to, the development of Blue Creek), negatively impact our customers’ demand for met coal and their ability to honor or renew contracts, adversely affect the health and welfare of Company personnel or prevent our vendors and contractors from performing normal and contracted activities.

The recent outbreak of COVID-19, which was first detected in Wuhan, China in December 2019 and declared a pandemic by the World Health Organization in March 2020, could have a material and adverse effect on our business, financial condition and results of operations. The outbreak has resulted, and may continue to result, in disruptions to economic and industrial activity worldwide. Though the global impact of COVID-19 is rapidly evolving and remains highly uncertain, the outbreak may ultimately cause a significant decline in global steel production and, in turn, reduce demand for met coal. As mentioned elsewhere in this quarterly report, we are highly dependent on the global steel industry. Our sales are primarily derived from coal shipments to customers located in regions that are, or may become, heavily affected by the COVID-19 outbreak, particularly Asia and Europe. Not only is steel production in these regions at risk of decline, but we may also face additional challenges in the event that transportation restrictions are put in place that affect our ability to deliver coal to our customers in these regions. These factors may influence our customers’ ability to honor or renew their contracts.

In addition to the potential impact on global met coal demand, COVID-19 may result in disruptions or restrictions on our employees’ ability to operate our coal mines in the ordinary course of business, which would restrict our production capacity. Similarly, we cannot predict how, if at all, the outbreak will affect our suppliers’ ability to provide the mining materials and equipment we require. If our production capacity or our ability to meet our supply needs is affected, our business and our financial results could be materially and adversely affected. Finally, the COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for our business and/or pursue our planned development projects, including the development of our Blue Creek mine. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. As a result, at the time of this filing, it is impossible to predict the overall impact of COVID-19 on our business, liquidity, capital resources and financial results.

Deterioration in global economic conditions as they relate to the steelmaking industry, as well as generally unfavorable global economic, financial and business conditions, may adversely affect our business, results of operations and cash flows.

Demand for met coal depends on domestic and foreign steel demand. As a result, if economic conditions in the global steelmaking industry deteriorate as they have in past years, the demand for met coal may decrease. In addition, the global financial markets have been experiencing volatility and disruption over the last several years and, recently, due to the COVID-19 pandemic. These markets have experienced, among other things, volatility in security prices, commodities and currencies, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. Weaknesses in global economic conditions have had an adverse effect and could have a material adverse effect on the demand for our met coal and, in turn, on our sales, pricing and profitability.

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

•	capacity, reliability, availability and cost of transportation and port facilities, and the proximity of available met coal to such transportation and port facilities; and

•	other factors beyond our control, such as terrorism, war, and pandemics, including the COVID-19 pandemic.

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

A significant portion of the sales of our met coal is to customers with whom we have had a relationship for a long period of time. Typically, our customer contracts are for terms of one to three years or are evergreen with respect to contracted volumes. The success of our business depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If our customers do not honor contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance during specified events beyond the parties’ control, such as the COVID-19 pandemic, and we are unable to replace the contract, our revenues will be materially and adversely affected. Changes in the met coal industry may cause some of our customers not to renew, extend or enter into new met coal supply agreements or to enter into agreements to purchase fewer metric tons of met coal or on different terms than in the past.

Our ability to collect payments from our customers could be impaired and, as a result, our financial position could be materially and adversely affected if their creditworthiness deteriorates, if they declare bankruptcy, or if they fail to honor their contracts with us.

Our ability to receive payment for met coal sold and delivered depends on the continued creditworthiness and financial stability of our customers. A significant number of our customers are affected by the COVID-19 pandemic, which may result in a deterioration of their financial stability and, in some cases, a bankruptcy. If we determine that a customer is not creditworthy or if a customer declares bankruptcy, we may not be required to deliver met coal sold under the customer’s sales contract. If this occurs, we may decide to sell the customer’s met coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the met coal at all. In addition, if customers refuse to accept shipments of our met coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Further, competition with other met coal suppliers could cause us to extend credit to customers on terms that could increase the risk of payment default. Our inability to collect payment from counterparties to our sales contracts may materially adversely affect our business, financial condition, results of operations and cash flows.

A significant reduction of, or loss of, purchases by our largest customers could materially adversely affect our profitability.

For the year ended December 31, 2019, we derived approximately 64.5% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our met coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing met coal from us, reduce the quantity of met coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our met coal due to market, economic or competitive conditions, including effects from the COVID-19 pandemic. If any of our major customers were to significantly reduce the quantities of met coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell met coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.

Substantially all of our revenues are derived from the sale of met coal. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows.

We rely on the met coal production from our two active met coal mines for substantially all of our revenues. For the year ended December 31, 2019, revenues from the sale of met coal accounted for approximately 97.5% of our total revenues. As noted above, demand for met coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. Recently, the COVID-19 pandemic has adversely affected the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. Any resulting economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. In addition, the ability of our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of control measures taken by us, other businesses and the government to curtail the spread of the virus, which may significantly affect the demand for met coal. When steel prices are lower, the prices that we charge steelmaking customers for our met coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to met coal.

All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area.

All of our mining operations are geographically concentrated in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions in production caused by significant governmental regulation, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, curtailment of production, extreme weather conditions, natural disasters, pandemics (such as COVID-19) or interruption of transportation or other events that impact Alabama or its surrounding areas. If any of these factors were to impact Alabama more than other met coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies with operations in unaffected regions or that have a more geographically diversified asset portfolio.

If we fail to implement our business strategies successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategies. We may not be able to implement our business strategies successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service any debt we incur in the future may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategies, including the development of Blue Creek, could also be affected by a number of factors beyond our control, such as global economic conditions (including effects of the COVID-19 pandemic), met coal prices, domestic and foreign steel demand, and environmental, health and safety laws and regulations.

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

The development of Blue Creek will require substantial capital expenditures that we may not recover. In addition, during our development of Blue Creek we will face numerous financial, regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays in, or unexpectedly increase the costs associated with, the completion of Blue Creek. Accordingly, we may not be able to complete the development of Blue Creek on schedule, at the budgeted cost or at all, and any such delays or increased costs could have a material adverse effect on our financial condition, results of operations or cash flows. Our planned development of Blue Creek involves numerous risks, including, but not limited to, the following:

•	uncertainties in the national and worldwide economy and the price of met coal;

•	our ability to obtain additional debt and/or equity financing to fund the development, permitting, construction and mining activities of Blue Creek on terms that are acceptable to us, or at all;

•	the diversion of management’s attention from our existing mining operations;

•	our ability to obtain favorable tax or other incentives;

•	potential opposition from non-governmental organizations, local groups, or local residents;

•	the fact that our development, construction, ramp-up and operating costs may be higher than our estimates and further increase our planned capital expenditure and liquidity requirements;

•	shortages of construction materials and equipment or delays in the delivery of such materials and equipment;

•	unanticipated facility or equipment malfunctions or breakdowns;

•	delays from unexpected adverse geological and/or weather conditions, accidents, and other factors beyond our control, including the COVID-19 pandemic;

•	failure to obtain, or delays in obtaining, all necessary governmental and third-party rights-of-way, easements, permits, licenses and approvals;

•	local infrastructure conditions and other logistical challenges;

•	the possibility that we may have insufficient expertise to engage in such development activity profitably or without incurring inappropriate amounts of risks;

•	the fact that the coal reserves at Blue Creek may not be as economically recoverable as planned;

•	difficulties in integrating Blue Creek with our existing mining operations and failure to achieve any estimated economies of scale; and

•	our ability to hire qualified construction and other personnel.

We cannot assure you that we will be able to overcome these risks or successfully develop Blue Creek. If we are unable to complete, or are substantially delayed in completing, the development of Blue Creek, our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders could be adversely affected. Furthermore, even if Blue Creek is successfully developed, constructed, and placed into operation, we cannot assure you that it will operate at a profit sufficient to recover our total investment. In addition, if its development is successful, the operation of Blue Creek would exacerbate our existing mining and operation risks discussed elsewhere in this Form 10-Q and our 2019 Annual Report, including, but not limited to, risks related to increasing the concentration of our mining operations in Alabama, hazards and operating risks, transportation risks, liability risks and regulatory risks. See “-All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area” and "If transportation for our met coal is disrupted, unavailable or more expensive for our customers, our ability to sell met coal could suffer" in this Form 10-Q and "-Risks Related to Our Business-Met coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline”, “-Our business is subject to inherent risks, some for which we maintain third party insurance. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows” and “-Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, federal, state or local regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands” in "Part I, Item 1A. Risk Factors" of our 2019 Annual Report.

We are responsible for medical and disability benefits for black lung disease under federal law. We assumed certain historical self-insured black lung liabilities of Walter Energy and its subsidiaries incurred prior to April 1, 2016 in connection with the Asset Acquisition. We are self-insured for these black lung liabilities and have posted certain collateral with the Department of Labor as described below. Changes in the estimated claims to be paid or changes in the amount of collateral required by the Department of Labor may have a greater impact on our profitability and cash flows in the future.

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the Asset Acquisition for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the Department of Labor requiring us to post $17.0 million in surety bonds or Treasury bills as collateral in addition to maintaining a black lung trust of $3.3 million that was acquired in the Asset Acquisition. We received a letter from the Department of Labor on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2019 were $32.5 million (net of the black lung trust). In future years, the Department of Labor could require us to increase the amount of the collateral which could negatively impact our cash flows.

Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.

Mining companies must obtain numerous permits that impose strict regulations on various environmental and operational matters in connection with met coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of mining activities. In addition, due to the COVID-19 pandemic, there may be delays in obtaining permits from governmental agencies and regulatory bodies. Accordingly, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow and profitability.
If transportation for our met coal is disrupted, unavailable or more expensive for our customers, our ability to sell met coal could suffer.
Transportation costs represent a significant portion of the total cost of met coal to be delivered to our customers and, as a result, the cost of delivery is a factor in a customer’s purchasing decision. Overall price increases in our transportation costs could make our met coal less competitive with the same or alternative products from competitors with lower transportation costs. We typically depend upon overland conveyor, trucks, rail or barges to transport our products. Disruption or delays of any of these transportation services due to weather related problems, which are variable and unpredictable, strikes or lock-outs, accidents, infrastructure damage, governmental regulation, third-party actions, lack of capacity or other events beyond our control, such as the COVID-19 pandemic, could impair our ability to supply our products to our customers and result in lost sales and reduced profitability. In addition, increases in transportation costs resulting from emission control requirements and fluctuations in the price of gasoline and diesel fuel, could make met coal produced in one region of the United States less competitive than met coal produced in other regions of the United States or abroad.
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
We use equipment in our met coal mining and transportation operations such as continuous mining units, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. Some equipment and materials are needed to comply with regulations, such as proximity detection devices on continuous mining machines. We procure some of this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, there continues to be consolidation in the supplier base providing mining materials and equipment, which has resulted in a limited number of suppliers for certain types of equipment and supplies. If any of our suppliers experiences an adverse event (including as a result of the COVID-19 pandemic), decides to cease producing products used by the mining industry, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be materially adversely impacted.
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
To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell equity securities. Using cash from operations will reduce cash available for maintaining or increasing our operations activities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings, on the other hand, may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control, such as the COVID-19 pandemic. If cash flow generated by our operations or available borrowings under our bank financing arrangements are insufficient to meet our capital requirements and we are unable to access the capital markets on acceptable terms or at all, we could be forced to curtail the expansion of our existing mines and the development of our properties, which, in turn, could lead to a decline in our production and could materially and adversely affect our business, financial condition and results of operations.

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
Substantially all of our met coal sales consist of sales to international customers and we expect that international sales will continue to account for a substantial portion of our revenue. A number of foreign countries in which we sell our met coal implicate additional risks and uncertainties due to the different economic, cultural and political environments. Such risks and uncertainties include, but are not limited to:

•	longer sales-cycles and time to collection;

•	tariffs and international trade barriers and export license requirements, including any that might result from the current global trade uncertainties;

•	fewer or less certain legal protections for contract rights;

•	different and changing legal and regulatory requirements;

•	potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;

•	government currency controls;

•	fluctuations in foreign currency exchange and interest rates; and

•	political and economic instability, changes, hostilities and other disruptions (including as a result of the COVID-19 pandemic), as well as unexpected changes in diplomatic and trade relationships.
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
The market price of our common stock may fluctuate significantly and investors in our common stock could incur substantial losses.
The market price of our common stock could fluctuate significantly due to a number of factors, including:

•	our quarterly or annual earnings, or those of other companies in our industry;

•	actual or anticipated fluctuations in our operating and financial results, including reserve estimates;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	the public reaction to our press releases, our other public announcements and our filings with the SEC;

•	announcements by us or our competitors of significant acquisitions, dispositions or innovations;

•	changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock;

•	changes in earnings estimates by securities analysts or our ability to meet those estimates;

•	the operating and stock price performance of other comparable companies;

•	declaration of bankruptcy by any of our customers or competitors;

•	general economic conditions, overall market fluctuations, changes in the price of met coal, steel or other commodities, including the impact of the COVID-19 pandemic on any of the foregoing;

•	additions or departures of key management personnel;

•	actions by our stockholders;

•	the trading volume of our common stock;

•	sales of our common stock by us or the perception that such sales may occur; and

•
changes in business, legal or regulatory conditions, or other developments (including the COVID-19 pandemic) affecting participants in, and publicity regarding, the met coal mining business, the domestic steel industry or any of our significant customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended March 31, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(2)
January 1, 2020 - January 31, 2020
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	1,087	$21.13	—
February 1, 2020 - February 29, 2020
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	42,125	$20.66	—
March 1, 2020 - March 31, 2020
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	7,007	$16.89	—
Total	50,219		—
__________

(1)
On March 26, 2019, the Board approved the Stock Repurchase Program that authorizes repurchases of up to an aggregate of $70.0 million of our outstanding common stock. The Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date.

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

3.2
Certificate of Amendment to the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 20, 2020).

3.3	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.4
Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

4.1***
Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

4.2***
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

10.1***#
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

10.2*†	Employment Agreement, dated March 1, 2020, by and between Warrior Met Coal, Inc. and Charles Lussier.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

**	Furnished herewith.

***	The hyperlink to this exhibit was incorrect in the registrant’s Annual Report on Form 10-K for the year ended
December 31, 2019. The correct hyperlink is included in this Quarterly Report on Form 10-Q pursuant to instruction 2 of Rule 105(d) of Regulation S-T.

†	Management contract, compensatory plan or arrangement.

#	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The
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

Date: April 29, 2020