Form 10-Q
period 2020-06-30
WARRIOR MET COAL, INC.
filed 2020-08-05
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of August 3, 2020: 51,185,501

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•successful implementation of our business strategies;

•the impact of the COVID-19 (as defined below) pandemic, including its impact on our business, employees, suppliers and customers, the met coal and steel industries, and global economic markets;

•a substantial or extended decline in pricing or demand for metallurgical ("met") coal;

•global steel demand and the downstream impact on met coal prices;

•inherent difficulties and challenges in the coal mining industry that are beyond our control;

•geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•impact of weather and natural disasters on demand and production;

•our relationships with, and other conditions affecting, our customers;

•unavailability of, or price increases in, the transportation of our met coal;

•competition and foreign currency fluctuations;

•our ability to comply with covenants in our asset-based revolving credit facility (as amended and restated, the "ABL Facility") and the Indenture (as defined below);

•our substantial indebtedness and debt service requirements;

•significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•adequate liquidity and the cost, availability and access to capital and financial markets;

•any consequences related to our transfer restrictions under our certificate of incorporation and our NOL rights agreement;

•our obligations surrounding reclamation and mine closure;

•inaccuracies in our estimates of our met coal reserves;

•our ability to develop or acquire met coal reserves in an economically feasible manner;

•our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carry forwards ("NOLs");

•challenges to our licenses, permits and other authorizations;

•challenges associated with environmental, health and safety laws and regulations;

•regulatory requirements associated with federal, state and local regulatory agencies, and such agencies’ authority to order temporary or permanent closure of our mines;

•climate change concerns and our operations’ impact on the environment;

•failure to obtain or renew surety bonds on acceptable terms, which could affect our ability to secure reclamation and coal lease obligations;

•costs associated with our workers’ compensation benefits;

•litigation, including claims not yet asserted;

•our ability to continue paying our quarterly dividend or pay any special dividend;

•the timing and amount of any stock repurchases we make under our Stock Repurchase Program (as defined below) or otherwise; and

•terrorist attacks or security threats, including cybersecurity threats.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues:
Sales	$159,043	$387,429	$380,381	$757,110
Other revenues	4,658	10,184	10,040	18,793
Total revenues	163,701	397,613	390,421	775,903
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	130,777	205,188	282,291	387,816
Cost of other revenues (exclusive of items shown separately below)	7,642	8,019	15,203	15,764
Depreciation and depletion	22,156	25,678	50,848	47,911
Selling, general and administrative	8,457	10,783	16,913	19,688
Total costs and expenses	169,032	249,668	365,255	471,179
Operating income (loss)	(5,331)	147,945	25,166	304,724
Interest expense, net	(8,255)	(6,951)	(15,788)	(15,543)
Loss on early extinguishment of debt	—	—	—	(9,756)
Other income	—	17,543	1,822	17,543
Income (loss) before income tax expense	(13,586)	158,537	11,200	296,968
Income tax expense (benefit)	(4,425)	33,056	(1,184)	61,040
Net income (loss)	$(9,161)	$125,481	$12,384	$235,928
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$(0.18)	$2.43	$0.24	$4.58
Net income (loss) per share—diluted	$(0.18)	$2.43	$0.24	$4.57
Weighted average number of shares outstanding—basic	51,187	51,553	51,147	51,532
Weighted average number of shares outstanding—diluted	51,288	51,681	51,255	51,641
Dividends per share:	$0.05	$4.46	$0.10	$4.51
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2020 (Unaudited)	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$220,663	$193,383
Short-term investments	8,502	14,675
Trade accounts receivable	77,009	99,471
Income tax receivable	24,274	12,925
Inventories, net	153,905	97,901
Prepaid expenses and other receivables	34,967	25,691
Total current assets	519,320	444,046
Mineral interests, net	105,120	110,130
Property, plant and equipment, net	601,955	606,200
Non-current income tax receivable	—	11,349
Deferred income taxes	155,451	154,297
Other long-term assets	15,343	18,242
Total assets	$1,397,189	$1,344,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,805	$46,436
Accrued expenses	60,343	65,755
Short term financing lease liabilities	7,726	10,146
Other current liabilities	7,273	6,615
Total current liabilities	131,147	128,952
Long-term debt	379,541	339,189
Asset retirement obligations	54,986	53,583
Long term financing lease liabilities	24,731	25,528
Other long-term liabilities	31,821	31,430
Total liabilities	622,226	578,682

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of June 30, 2020 and December 31, 2019, 53,406,023 issued and 51,184,182 outstanding as of June 30, 2020 and 53,293,449 issued and 51,071,608 outstanding as of December 31, 2019)	533	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, — shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of June 30, 2020 and December 31, 2019)	(50,576)	(50,576)
Additional paid in capital	246,126	243,932
Retained earnings	578,880	571,693
Total stockholders’ equity	774,963	765,582
Total liabilities and stockholders’ equity	$1,397,189	$1,344,264
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019

Common Stock
Balance, beginning of period	$533	$533	$533	$533
Balance, end of period	533	533	533	533
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(40,000)	(50,576)	(38,030)
Treasury stock purchase	—	—	—	(1,970)
Balance, end of period	(50,576)	(40,000)	(50,576)	(40,000)
Additional Paid in Capital
Balance, beginning of period	244,525	240,408	243,932	239,827
Stock compensation	1,862	1,327	3,466	2,435
Other	(261)	(715)	(1,272)	(1,242)
Balance, end of period	246,126	241,020	246,126	241,020
Retained Earnings
Balance, beginning of period	590,640	618,123	571,693	510,282
Net income (loss)	(9,161)	125,481	12,384	235,928
Dividends paid	(2,599)	(232,604)	(5,197)	(235,210)
Other	—	105	—	105
Balance, end of period	578,880	511,105	578,880	511,105
Total Stockholders' Equity	$774,963	$712,658	$774,963	$712,658
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2020	2019

OPERATING ACTIVITIES
Net income	$12,384	$235,928
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	50,848	47,911
Deferred income tax expense (benefit)	(1,154)	60,954
Stock based compensation expense	3,724	2,649
Amortization of debt issuance costs and debt discount/premium, net	708	696
Accretion of asset retirement obligations	1,466	1,624
Loss on early extinguishment of debt	—	9,756
Changes in operating assets and liabilities:
Trade accounts receivable	22,462	(22,435)
Income tax receivable	—	21,607
Inventories	(45,594)	(10,633)
Prepaid expenses and other receivables	(5,693)	8,510
Accounts payable	17,379	5,819
Accrued expenses and other current liabilities	(9,087)	(12,968)
Other	5,543	8,420
Net cash provided by operating activities	52,986	357,838
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(48,754)	(52,100)
Deferred mine development costs	(8,731)	(12,069)
Proceeds from sale of property, plant and equipment	—	3,063
Sale of short-term investments	14,733	17,501
Purchases of short-term investments	(8,500)	(14,250)
Net cash used in investing activities	(51,252)	(57,855)
FINANCING ACTIVITIES
Dividends paid	(5,197)	(235,210)
Borrowings under ABL Facility	70,000	—
Repayments under ABL Facility	(30,000)	—
Retirements of debt	—	(140,272)
Principal repayments of finance lease obligations	(7,985)	(7,654)
Common shares repurchased	—	(1,970)
Other	(1,272)	(1,137)
Net cash provided by (used in) financing activities	25,546	(386,243)
Net increase (decrease) in cash and cash equivalents and restricted cash	27,280	(86,260)
Cash and cash equivalents and restricted cash at beginning of period	193,383	206,405
Cash and cash equivalents and restricted cash at end of period	$220,663	$120,145
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). Operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements for the year ended December 31, 2019 included in the 2019 Annual Report.
Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations
The global steelmaking industry's demand for met coal is affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of the novel coronavirus disease 2019 ("COVID-19"), which has spread from China to many other countries including the United States. In March 2020, the World Health Organization ("WHO") declared COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing increasingly stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
The Company operates in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, the Company continues to operate its mines in a safe manner under the guidelines issued by the Centers for Disease Control and Prevention and the Alabama State Health Department. In response to these measures and for the protection of employees, the Company has taken steps to ensure our employees remain safe. As of the filing of this Form 10-Q, the Company has not had to idle or temporarily idle its mines.
Notwithstanding our continued operations, COVID-19 has begun to have and may continue to have further negative impacts on our two operating mines, supply chain, transportation networks and customers, which may continue to compress our margins, and reduce demand for the met coal that we produce. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. A prolonged economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of one of our mines, customers or critical suppliers, or the McDuffie Coal Terminal at the Port of Mobile, Alabama, or a disruption to our rail and barge carriers, which would delay or prevent deliveries to our customers, among others.
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
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

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
As of June 30, 2020, short-term investments consisted of $8.5 million in cash and fixed income securities. As of December 31, 2019, the Company’s short-term investments consisted of $14.7 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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

Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility hard coking coal. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended June 30, 2020 there were no sales to XCoal. During the three months ended June 30, 2019, XCoal accounted for $68.1 million, or 17.5% of total revenues. During the six months ended June 30, 2020 and 2019, XCoal accounted for approximately $43.6 million, or 11.4% of total revenues, and $163.0 million, or 21.7% of total revenues, respectively.

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current metallurgical coal and steel market environments. As of June 30, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Coal	$123,243	$69,064
Raw materials, parts, supplies and other, net	30,662	28,837
Total inventories, net	$153,905	$97,901
Note 4—Income Taxes
For the three and six months ended June 30, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19 and its impact on the Company's annual guidance. For the three and six months ended June 30, 2020, the Company had income tax benefit of $4.4 million and $1.2 million, respectively. The Company had income tax expense of $33.1 million and $61.0 million for the three and six months ended June 30, 2019, respectively.

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax ("AMT") credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, in the first quarter of 2020, the Company recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable, as the Company now expects to receive approximately $24.3 million in 2020 for refunds of AMT credits. The Company is continuing to evaluate the impact of the CARES Act on its business, financial results and disclosures.
Note 5—Debt
Debt consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	June 30, 2020	December 31, 2019	Weighted Average Interest Rate at June 30, 2020	Final Maturity
Senior Secured Notes	$343,435	$343,435	8%	2024
ABL Borrowings	40,000	—	3.75%	2023
Debt discount/premium, net	(3,894)	(4,246)
Total debt	379,541	339,189
Less: current debt	—	—
Total long-term debt	$379,541	$339,189
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

The Company consummated the Restricted Payment Offer on March 25, 2019.

Accordingly, pursuant to the terms of the Indenture, the Company was permitted to make one or more restricted payments in the form of special dividends to holders of the Company’s common stock and/or repurchases of the Company’s common stock in the aggregate amount of up to $299,401,000 (the "RP Basket") without having to make another offer to repurchase Notes. The Company used a portion of the RP Basket to pay a special cash dividend totaling approximately $230.0

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

million, which was paid to stockholders on May 14, 2019 and intends to use the remainder of the RP Basket to make repurchases under the Stock Repurchase Program (as defined in Note 11).

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
ABL Facility

On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company reduced the outstanding principal amount of the ABL Draw by $30.0 million. As of June, 30, 2020, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. In accordance with the terms of the ABL Facility, the proceeds from the ABL Draw will be available to be used, if needed, for working capital and general corporate purposes. The Company believes that the $220.7 million of cash on hand as of June 30, 2020 provides adequate liquidity for the Company in the current environment.
Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	June 30, 2020	December 31, 2019
Black lung obligations	$29,910	$30,233
Other	1,911	1,197
Total other long-term liabilities	$31,821	$31,430

Note 7—Leases

The Company primarily enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has certain finance leases for mining equipment that expire over various contractual periods. The leases have remaining lease terms of one to four years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	June 30, 2020	December 31, 2019
Finance lease right-of-use assets, net(1)	$39,040	$40,227
Finance lease liabilities
Current	7,726	10,146
Noncurrent	24,731	25,528
Total finance lease liabilities	$32,457	$35,674

Weighted average remaining lease term - finance leases (in months)	43.0	44.7
Weighted average discount rate - finance leases(2)	5.81%	6.02%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $9.0 million and $4.8 million and are included in property, plant and equipment, net in the Condensed Balance Sheet as of June 30, 2020 and the Balance Sheet as of December 31, 2019, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

        The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Operating lease cost(1):	$501	$63	$793	$207
Finance lease cost:
Amortization of leased assets	2,918	3,421	5,916	5,828
Interest on lease liabilities	542	395	1,088	408
Net lease cost	$3,961	$3,879	$7,797	$6,443
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2020	$5,050
2021	13,359
2022	8,558
2023	8,558
2024	842
Thereafter	—
Total	36,367
Less: amount representing interest	(3,910)
Present value of lease liabilities	$32,457
(1) Finance lease payments include $4.9 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	For the six months ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,088	$408
Financing cash flows from finance leases	$7,985	$7,654
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$4,394	$40,302
As of June 30, 2020, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $4.9 million. These finance leases will commence between fiscal year 2020 and 2021 with lease terms of one to two years.
Note 8—Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(9,161)	$125,481	$12,384	$235,928
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	51,187	51,553	51,147	51,532
Dilutive restrictive stock awards	101	128	108	109
Weighted-average shares used to compute net income (loss) per share—diluted	51,288	51,681	51,255	51,641
Net income (loss) per share—basic	$(0.18)	$2.43	$0.24	$4.58
Net income (loss) per share—diluted	$(0.18)	$2.43	$0.24	$4.57
2017 Equity Plan
On February 13, 2020, the Company awarded 420,303 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years. The Company recognized approximately $1.0 million and $1.5 million in stock compensation expense associated with these awards for the three and six months ended June 30, 2020, respectively.
On April 24, 2020, the Company awarded 56,715 restricted stock unit awards under the Company's 2017 Equity Plan. These awards have service-based vesting conditions and vest over a period of three years. The Company recognized approximately $639,000 in stock compensation expense associated with these awards for the three and six months ended June 30, 2020.
As of June 30, 2020, there were 290,130 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 30,109 and 33,567 share impact on dilutive weighted average shares for the three and six months ended June 30, 2020, respectively. As of June 30, 2020, there were 452,052 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. Based on the Company's closing share price on June 30, 2020, there were 97,466 restricted stock unit awards classified as a liability. The Company considered the impact on diluted earnings as if the award was

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

settled in cash or in shares. These awards had a 36,107 and 40,612 share impact on dilutive weighted average shares for the three and six months ended June 30, 2020, respectively.
As of June 30, 2020, there were 43,580 shares of the Company's common stock contingently issuable upon the settlement of a vested phantom unit award granted under our 2016 Equity Plan (as defined below) and 13,157 shares of its common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in the 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income (loss) per share.
2016 Equity Plan

As of June 30, 2020, there were 52,221 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 34,924 and 33,599 share impact on dilutive weighted average shares for the three and six months ended June 30, 2020, respectively.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which totaled $0.8 million and $1.3 million for the three and six months ended June 30, 2020, respectively, and $0.4 million and $0.5 million for the three and six months ended June 30, 2019, respectively.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2020 and December 31, 2019, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2020 and December 31, 2019, there were no items accrued for miscellaneous litigation.

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
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

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

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2020 and December 31, 2019, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $13.6 million and $27.8 million for the three and six months ended June 30, 2020, respectively, and $29.3 million and $56.0 million for the three and six months ended June 30, 2019, respectively.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

        As of June 30, 2020, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

In light of the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the Company has temporarily suspended its share repurchase program. The Company will continue to monitor its liquidity in light of the COVID-19 pandemic and will consider when to reinstate the program.

Regular Quarterly Dividend

On February 14, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 2, 2020, to stockholders of record as of the close of business on February 25, 2020.

On April 24, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on May 11, 2020 to stockholders of record as of the close of business on May 5, 2020.
Note 12—Fair Value of Financial Instruments
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of June 30, 2020 or December 31, 2019.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of June 30, 2020, the Company had $40.0 million outstanding under the ABL Facility, with $47.1 million available, net of outstanding letters of credit of $9.4 million. There were no borrowings outstanding under the ABL Facility and there were $8.9 million of letters of credit issued and outstanding under the ABL Facility as of December 31, 2019. As of June 30, 2020, the estimated fair value of the Notes is approximately $341.6 million based upon observable market data (Level 2) and the carrying amount of the ABL Facility approximates fair value.
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2020 (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Revenues
Mining	$159,043	$387,429	$380,381	$757,110
All other	4,658	10,184	10,040	18,793
Total revenues	$163,701	$397,613	$390,421	$775,903

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Capital Expenditures
Mining	$23,190	$26,879	$45,027	$50,089
All other	2,789	826	3,727	2,011
Total capital expenditures	$25,979	$27,705	$48,754	$52,100
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

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$28,266	$182,241	$98,090	$369,294
Other revenues	4,658	10,184	10,040	18,793
Cost of other revenues	(7,642)	(8,019)	(15,203)	(15,764)
Depreciation and depletion	(22,156)	(25,678)	(50,848)	(47,911)
Selling, general and administrative	(8,457)	(10,783)	(16,913)	(19,688)
Loss on early extinguishment of debt	—	—	—	(9,756)
Other income	—	17,543	1,822	17,543
Interest expense, net	(8,255)	(6,951)	(15,788)	(15,543)
Income tax benefit (expense)	4,425	(33,056)	1,184	(61,040)
Net income (loss)	$(9,161)	$125,481	$12,384	$235,928
Note 14—Subsequent Events

Regular Quarterly Dividend

On July 28, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on August 13, 2020 to stockholders of record as of the close of business on August 7, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2020 and June 30, 2019. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, we continue to operate our mines in a safe manner under the guidelines issued by the Centers for Disease Control and Prevention and Alabama State Health Department. This includes, among other things, eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with masks, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing the temperature of all employees. As of the filing of this Form 10-Q, we have not had to idle or temporarily idle our mines.

Notwithstanding our continued operations, COVID-19 has begun to have and may continue to have further negative impacts on our two operating mines, supply chain, transportation networks and customers, which may compress our margins, and reduce demand for the met coal that we produce, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. An example of the negative effects of the COVID-19 pandemic on our operations is that the average selling price per metric ton of met coal for the three months ended June 30, 2020 was $119.15 compared to $134.47 per metric ton and $190.66 per metric ton for the three months ended March 31, 2020 and June 30, 2019, respectively. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. A prolonged economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of one of our mines, customers or critical suppliers, or the McDuffie Coal Terminal at the Port of Mobile, Alabama, or a disruption to our rail and barge carriers, which would delay or prevent deliveries to our customers, among others.
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

In light of the uncertainties regarding the duration of the COVID-19 pandemic and its overall impact on the Company, its operations and the global economy, we withdrew our full-year 2020 guidance issued on February 19, 2020. We also continue to appropriately adjust our operational needs, including managing our expenses, capital expenditures, working capital, liquidity and cash flows. In addition, as a precautionary measure, we borrowed $70.0 million under the ABL Facility on March 24, 2020 ( the "ABL Draw") in order to increase the Company's cash position and preserve financial flexibility. In June 2020, we reduced the principal amount of the outstanding ABL Draw by $30.0 million. As of June, 30, 2020, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. We intend on retaining the funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak. We also delayed the budgeted $25.0 million development of Blue Creek until at least the early part of 2021 and temporarily suspended our Stock Repurchase Program. Our financial approach continues to focus on cash flow management and protecting the balance sheet in order to strategically move through this period of uncertainty and mitigate potential long-term impacts to the business (see Liquidity and Capital Resources below).

        On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax ("AMT") credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, in the first quarter of 2020, we recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable as we now expect to receive approximately $24.3 million in 2020 for refunds of AMT credits. We are continuing to evaluate the impact of the CARES Act on our business, financial results and disclosures.
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

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
(in thousands)
Segment Adjusted EBITDA	$28,266	$182,241	$98,090	$369,294
Metric tons sold	1,335	2,032	2,981	3,933
Metric tons produced	1,920	1,992	3,824	4,076
Gross price realization(1)	100%	97%	94%	97%
Average selling price per metric ton	$119.15	$190.66	$127.62	$192.50
Cash cost of sales per metric ton	$97.35	$100.64	$94.16	$98.26
Adjusted EBITDA	$19,549	$175,890	$81,204	$356,908
(1) For the three and six months ended June 30, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, loss on early extinguishment of debt, other income and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure;
•the ability of our assets to generate sufficient cash flow to pay dividends;
•our ability to incur and service debt and fund capital expenditures; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to accounting principles generally accepted in the United States ("GAAP"), are classified in the Condensed Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it FOB at the Port of Mobile, Alabama. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
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

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
(in thousands)
Cost of sales	$130,777	$205,188	$282,291	$387,816
Asset retirement obligation accretion	(369)	(373)	(738)	(746)
Stock compensation expense	(478)	(308)	(927)	(627)
Cash cost of sales	$129,930	$204,507	$280,626	$386,443

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, loss on early extinguishment of debt and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and

•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). Adjusted EBITDA should not be considered an alternative to net income (loss) or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments exclude some, but not all, items that affect net income (loss) and our presentation of Adjusted EBITDA may vary from that presented by other companies.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
	2020	2019	2020	2019
Net income (loss)	$(9,161)	$125,481	$12,384	$235,928
Interest expense, net	8,255	6,951	15,788	15,543
Income tax expense (benefit)	(4,425)	33,056	(1,184)	61,040
Depreciation and depletion	22,156	25,678	50,848	47,911
Asset retirement obligation accretion (1)	733	812	1,466	1,624
Stock compensation expense (2)	1,991	1,455	3,724	2,649
Loss on early extinguishment of debt (3)	—	—	—	9,756
Other income(4)	—	(17,543)	(1,822)	(17,543)
Adjusted EBITDA	$19,549	$175,890	$81,204	$356,908
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents a loss incurred in connection with the early extinguishment of debt (discussed below).
(4)Represents settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (each discussed below).

Results of Operations
Three Months Ended June 30, 2020 and 2019
The following table summarizes certain unaudited financial information for the three months ended June 30, 2020 and 2019.

	For the three months ended June 30,
(in thousands)	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$159,043	97.2%	$387,429	97.4%
Other revenues	4,658	2.8%	10,184	2.6%
Total revenues	163,701	100.0%	397,613	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	130,777	79.9%	205,188	51.6%
Cost of other revenues (exclusive of items shown separately below)	7,642	4.7%	8,019	2.0%
Depreciation and depletion	22,156	13.5%	25,678	6.5%
Selling, general and administrative	8,457	5.2%	10,783	2.7%
Total costs and expenses	169,032	103.3%	249,668	62.8%
Operating income (loss)	(5,331)	(3.3)%	147,945	37.2%
Interest expense, net	(8,255)	(5.0)%	(6,951)	(1.7)%
Other income	—	—%	17,543	4.4%
Income (loss) before income taxes	(13,586)	(8.3)%	158,537	39.9%
Income tax expense (benefit)	(4,425)	(2.7)%	33,056	8.3%
Net (loss)	$(9,161)	(5.6)%	$125,481	31.6%

Sales and cost of sales components on a per unit basis for the three months ended June 30, 2020 and 2019 were as follows:

	For the three months ended June 30,
	2020	2019
Met Coal (metric tons in thousands)
Metric tons sold	1,335	2,032
Metric tons produced	1,920	1,992
Gross price realization(1)	100%	97%
Average selling price per metric ton	$119.15	$190.66
Cash cost of sales per metric ton	$97.35	$100.64
(1) For the three months ended June 30, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended June 30, 2020 were $159.0 million compared to $387.4 million for the three months ended June 30, 2019. The $228.4 million decrease in revenues was primarily driven by a $132.9 million decrease in revenues due to a 697 thousand metric ton decrease in met coal sales volume combined with a $95.5 million decrease in revenues related to a $71.51 decrease in the average selling price per metric ton of met coal.

For the three months ended June 30, 2020, our geographic customer mix was 75% in Europe and 25% in South America. For the three months ended June 30, 2019, our geographic customer mix was 59% in Europe, 23% in South America and 18% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. For the three months ended June 30, 2020, there were no sales to Asia as a result of customers significantly cutting back on steel production in countries such as Japan and South Korea.
Other revenues for the three months ended June 30, 2020 were $4.7 million compared to $10.2 million for the three months ended June 30, 2019. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $5.5 million decrease in other revenues is primarily due to a decrease in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $130.8 million, or 79.9% of total revenues, for the three months ended June 30, 2020, compared to $205.2 million, or 51.6% of total revenues for the three months ended June 30, 2019. The $74.4 million decrease is primarily driven by a $70.1 million decrease due to a 697 thousand metric ton decrease in met coal sales volumes combined with a decrease in cost of sales due to a decrease in met coal sales prices and its impact on our variable cost structure.
Depreciation and depletion was $22.2 million, or 13.5% of total revenues, for the three months ended June 30, 2020, compared to $25.7 million, or 6.5% for the three months ended June 30, 2019. The $3.5 million decrease in depreciation and depletion is due to a 697 thousand metric ton decrease in met coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $8.5 million, or 5.2% of total revenues, for the three months ended June 30, 2020, compared to $10.8 million, or 2.7% of total revenues, for the three months ended June 30, 2019. The $2.3 million decrease in selling, general and administrative expenses for the period is primarily driven by a decrease in professional fees and employee related expenses.
Interest expense, net was $8.3 million, or 5.0% of total revenues, for the three months ended June 30, 2020, compared to $7.0 million, or 1.7% of total revenues, for the three months ended June 30, 2019. The $1.3 million increase is driven by a $0.7 million increase in interest expense related to the ABL Draw.

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

In connection with our acquisition of certain core operating assets of Walter Energy, we acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be impaired for the year ended December 31, 2015 and we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In May 2019, we received approximately $17.5 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim, which is reflected as other income in the Condensed Statement of Operations.

For the three months ended June 30, 2020, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the recent outbreak of COVID-19 and its impact on our annual guidance. For the three months ended June 30, 2020, we recognized an income tax benefit of $4.4 million primarily due to a loss recognized before income taxes . For the three months ended June 30, 2019, we recognized income tax expense of $33.1 million.

Six Months Ended June 30, 2020 and 2019
The following table summarizes certain unaudited financial information for the six months ended June 30, 2020 and 2019.

	For the six months ended June 30,
(in thousands)	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$380,381	97.4%	$757,110	97.6%
Other revenues	10,040	2.6%	18,793	2.4%
Total revenues	390,421	100.0%	775,903	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	282,291	72.3%	387,816	50.0%
Cost of other revenues (exclusive of items shown separately below)	15,203	3.9%	15,764	2.0%
Depreciation and depletion	50,848	13.0%	47,911	6.2%
Selling, general and administrative	16,913	4.3%	19,688	2.5%
Total costs and expenses	365,255	93.6%	471,179	60.7%
Operating income	25,166	6.4%	304,724	39.3%
Interest expense, net	(15,788)	(4.0)%	(15,543)	(2.0)%
Loss on early extinguishment of debt	—	—%	(9,756)	(1.3)%
Other income	1,822	0.5%	17,543	2.3%
Income before income taxes	11,200	2.9%	296,968	38.3%
Income tax expense	1,184	(0.3)%	61,040	7.9%
Net income	$12,384	3.2%	$235,928	30.4%
Sales and cost of sales components on a per unit basis for the three and six months ended June 30, 2020 and 2019 were as follows:

	For the six months ended June 30,
	2020	2019
Met Coal (metric tons in thousands)
Metric tons sold	2,981	3,933
Metric tons produced	3,824	4,076
Gross price realization(1)	94%	97%
Average selling price per metric ton	$127.62	$192.50
Cash cost of sales per metric ton	$94.16	$98.26
(1) For the six months ended June 30, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the six months ended June 30, 2020 were $380.4 million compared to $757.1 million for the six months ended June 30, 2019. The $376.7 million decrease in revenues is primarily driven by a $193.4 million decrease in revenues related to a $64.88 decrease in the average selling price per metric ton of met coal, combined with a $183.3 million decrease in revenues due to a 952 thousand metric ton decrease in met coal sales volume.
For the six months ended June 30, 2020, our geographic customer mix was 63% in Europe, 26% in South America and 11% in Asia. For the six months ended June 30, 2019, our geographic customer mix was 57% in Europe, 22% in South America and 21% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There were no significant changes in our customer base for the six months ended June 30, 2020.
Other revenues for the six months ended June 30, 2020 were $10.0 million compared to $18.8 million for the six months ended June 30, 2019. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $8.8 million decrease in other revenues is primarily due to a decrease in average natural gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $282.3 million, or 72.3% of total revenues, for the six months ended June 30, 2020, compared to $387.8 million, or 50.0% of total revenues for the six months ended June 30, 2019. The $105.5 million decrease is primarily driven by a $93.4 million decrease due to a 952 thousand metric ton decrease in met coal sales volumes combined with a decrease in cost of sales due to a decrease in met coal sales prices and its impact on our variable cost structure.
Depreciation and depletion was $50.8 million, or 13.0% of total revenues, for the six months ended June 30, 2020, compared to $47.9 million, or 6.2% for the six months ended June 30, 2019. The $2.9 million increase in depreciation and depletion is primarily driven by an increase in assets placed in service.
Selling, general and administrative expenses were $16.9 million, or 4.3% of total revenues, for the six months ended June 30, 2020, compared to $19.7 million, or 2.5% of total revenues, for the six months ended June 30, 2019. The $2.8 million decrease in selling, general and administrative expenses for the period is primarily due to a decrease in professional fees and employee related expenses.
Interest expense, net was $15.8 million, or 4.0% of total revenues, for the six months ended June 30, 2020, compared to $15.5 million, or 2.0% of total revenues, for the six months ended June 30, 2019. The $0.3 million increase is primarily driven by a decrease in interest income of $1.4 million and a $0.7 million increase in interest expense related to the ABL Draw, offset partially by a decrease in interest expense of $1.8 million primarily related to the extinguishment of our Notes (as defined below) in the prior period.

        For the six months ended June 30, 2019, we recognized a loss on early extinguishment of debt of $9.8 million upon the extinguishment of $131.6 million of our Notes. The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transaction.
Other income was $1.8 million, or 0.5% of total revenues, for the six months ended June 30, 2020. In March 2020, we received an additional $1.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.  These settlement proceeds are in addition to the $22.8 million received in 2019. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.
For the six months ended June 30, 2020, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the recent outbreak of COVID-19 and its impact on our annual guidance. For the six months ended June 30, 2020, we recognized an income tax benefit of $1.2 million primarily due to the income tax effect on depletion expense. For the six months ended June 30, 2019, we recognized income tax expense of $61.0 million.

On March 27, 2020, the President of the United States signed and enacted into law the CARES Act. The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and AMT credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, in the first quarter of 2020 we recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable as we now expect to receive approximately $24.3 million in 2020 for refunds of AMT credits. We are continuing to evaluate the impact of the CARES Act on our business, financial results and disclosures.

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
Our total liquidity as of June 30, 2020 was $267.8 million, consisting of cash and cash equivalents of $220.7 million and $47.1 million available under our ABL Facility. As of June 30, 2020 , we had an aggregate principal amount of $40.0 million drawn under the ABL Facility and issued and outstanding letters of credit with a face amount equal to $9.4 million. This compares to total liquidity as of March 31, 2020 of $302.8 million, consisting of cash and cash equivalents of $256.7 million and $46.1 million available under our ABL Facility. Our total liquidity was negatively impacted by a decrease in accounts receivable of $54.5 million primarily due to lower sales volume and a lower average net realized price. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million.
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
Statements of Cash Flows
Cash balances were $220.7 million and $193.4 million at June 30, 2020 and December 31, 2019, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2020	2019
Net cash provided by operating activities	$52,986	$357,838
Net cash used in investing activities	(51,252)	(57,855)
Net cash provided by (used in) financing activities	25,546	(386,243)
Net increase (decrease) in cash and cash equivalents and restricted cash	$27,280	$(86,260)

Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, amortization of debt issuance costs and debt discount/premium, accretion of asset retirement obligations, loss on early extinguishment of debt and changes in net working capital.
Net cash provided by operating activities was $53.0 million for the six months ended June 30, 2020, and was primarily attributed to net income of $12.4 million adjusted for depreciation and depletion expense of $50.8 million, deferred income tax benefit of $1.2 million, stock based compensation expense of $3.7 million, accretion of asset retirement obligations of $1.5 million and amortization of debt issuance costs and debt discount/premium, net of $0.7 million, coupled with a net increase in our working capital of $20.5 million since December 31, 2019. The increase in our working capital was primarily driven by an increase in inventory offset partially by a decrease in trade accounts receivable and an increase in accounts payable. The increase in inventory and decrease in trade accounts receivable is primarily due to a decrease in metric tons sold. The decrease in trade accounts receivable is also due to a decrease in the average selling price per metric ton sold. The increase in our accounts payable is primarily driven by the timing of payments.
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

Investing Activities
Net cash used in investing activities was $51.3 million and $57.9 million for the six months ended June 30, 2020 and June 30, 2019, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by a net sale of short-term investments.

Financing Activities
Net cash provided by financing activities was $25.5 million for the six months ended June 30, 2020, primarily due to the proceeds received from the ABL Draw of $70.0 million offset by the subsequent partial repayment of the ABL Draw in an amount equal to $30.0 million, principal repayments of capital lease obligations of $8.0 million and the payment of dividends of $5.2 million. Net cash used in financing activities was $386.2 million for the six months ended June 30, 2019, primarily due to the payment of dividends of $235.2 million, the retirement of debt of $140.3 million, principal repayments of capital lease obligations of $7.7 million, and common shares repurchased of $2.0 million.

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

As of June 30, 2020, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

In light of the uncertainties resulting from the COVID-19 pandemic and as a precautionary measure to preserve liquidity, the Company has temporarily suspended its Stock Repurchase Program. The Company will continue to monitor its liquidity in light of the pandemic and will consider when to reinstate the program.

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

        The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the
Dividend Policy. As of June 30, 2020, the Company has paid $34.3 million of regular quarterly cash dividends under the
Dividend Policy.

On February 14, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 2, 2020, to stockholders of record as of the close of business on February 25, 2020.

On April 24, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on May 11, 2020 to stockholders of record as of the close of business on May 5, 2020.

On July 28, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on August 13, 2020 to stockholders of record as of the close of business on August 7, 2020.

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

ABL Facility

The ABL Facility will mature on October 15, 2023. As of June 30, 2020, we had an aggregate principal amount of $40.0 million outstanding in a partial draw of the ABL Facility and there were $9.4 million of outstanding letters of credit. At June 30, 2020, we had $47.1 million of availability under the ABL Facility.

We intend to retain these funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak. The ABL Draw, which is a proactive measure similar to actions taken by other public companies, is one of the Company’s precautionary measures taken to reduce risk during these unprecedented times.

The revolving loan (and letter of credit) availability under the ABL Facility is subject to a borrowing base, which at any time is equal to the sum of certain eligible billed and unbilled accounts receivable, certain eligible inventory, certain eligible supplies inventory and qualified cash, in each case, subject to specified advance rates. The borrowing base availability is subject to certain reserves, which may be established by the agent in its reasonable credit discretion. The reserves may include rent reserves, lower of cost or market reserve, port charges reserves and any other reserves that the agent determines in its reasonable credit judgement to the extent such reserves relate to conditions that could reasonably be expected to have an adverse effect on the value of the collateral included in the borrowing base. On July 20, 2020, we entered into Amendment No. 3 to the Amended and Restated Asset-Based Revolving Credit Agreement (the "Amendment"). The purpose of the Amendment was to clarify certain definitions related to the borrowing base.

        The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2020, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2020.
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
Our capital expenditures were $48.8 million and $52.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $8.7 million and $12.1 million for the six months ended June 30, 2020 and June 30, 2019, respectively, and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

        As a result of the COVID-19 pandemic and the unprecedented period of uncertainty, including the unknown duration and overall impact on our operations and the global economy, the Company withdrew its full-year 2020 guidance issued on February 19, 2020.

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

The COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for Blue Creek. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. As a result of this uncertainty, we expect minimal spend on the development of Blue Creek in 2020 and have delayed the majority of the budgeted $25.0 million development of the Blue Creek project until at least the early part of 2021.

Outlook

As a result of the COVID-19 pandemic and the unprecedented period of uncertainty, including the unknown duration and overall impact on our operations and the global economy, we withdrew our full-year 2020 guidance issued on February 19, 2020. Although we are aggressively managing our response to the recent COVID-19 pandemic, its impact on our full-year fiscal 2020 results and beyond is uncertain. The Company is taking a more conservative approach to managing its cash flow given this uncertainty, and is carefully managing operating expenses, working capital, and capital expenditures during this period, as well as suspending our Stock Repurchase Program. We have also implemented extensive preventative measures across all operations in order to safeguard the health of our employees. This includes among other things: eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with mask, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing temperatures of all employees. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on the global steel industry, primarily due to restrictions to contain the virus. However, we believe the execution of our strategy will continue to provide attractive opportunities for profitable growth in the long term following the recovery of the global economy from the effects of the COVID-19 pandemic.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2020, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.2 million, and $19.2 million, respectively, for miscellaneous purposes.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2020 and December 31, 2019, we did not have any allowance for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility as a precautionary measure and in order to increase the Company's cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company made a principal repayment of $30.0 million on the ABL Facility. The debt we incur under the ABL Facility exposes us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2020, based on the $40.0 million outstanding under our ABL Facility as of such date, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $0.4 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2020. Based on the evaluation of our disclosure controls and procedures as of June 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2019 Annual Report and Part II, "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020. other than as described below. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2019 Annual Report and Part II, "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which could materially affect our business, financial condition or future results. However, the risks described in our 2019 Annual Report and our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended June 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1, 2020 - April 30, 2020
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	14,337	$10.90	—
May 1, 2020 - May 31, 2020
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
June 1, 2020 - June 30, 2020
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	7,462	$14.34	—
Total	21,799		—
__________

(1)On March 26, 2019, the Board approved the Stock Repurchase Program that authorizes repurchases of up to an aggregate of $70.0 million of our outstanding common stock. The Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date.
(2)These shares were acquired to satisfy certain employees' tax withholding obligations associated with the lapse of restrictions on certain restricted stock awards granted under the 2016 Equity Incentive Plan and 2017 Equity Incentive Plan. Upon acquisition, these shares were retired.
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

10.1*
Amendment No. 3 to Amended and Restated Asset-Based Revolving Credit Agreement, dated as of July 20, 2020, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the lenders party thereto and Citibank, N.A., as administrative agent and collateral agent.

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

Date: August 5, 2020