Form 10-Q
period 2020-09-30
WARRIOR MET COAL, INC.
filed 2020-10-28
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 26, 2020: 51,186,199

TABLE OF CONTENTS

Forward-Looking Statements		1
Part I-Financial Information		3
Item 1.	Financial Statements	4
	Condensed Statements of Operations for the three and nine months ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	4
	Condensed Balance Sheets as of September 30, 2020 (Unaudited) and December 31, 2019	5
	Condensed Statement of Changes in Stockholders' Equity for the three and nine months ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	37
Part II - Other Information		38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults on Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40
Signatures		41

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues:
Sales	$175,229	$280,841	$555,610	$1,037,950
Other revenues	4,835	6,665	14,875	25,458
Total revenues	180,064	287,506	570,484	1,063,408
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	151,370	190,221	433,661	578,038
Cost of other revenues (exclusive of items shown separately below)	7,064	7,583	22,267	23,346
Depreciation and depletion	27,965	25,741	78,813	73,652
Selling, general and administrative	8,192	9,362	25,105	29,050
Total costs and expenses	194,591	232,907	559,846	704,086
Operating income (loss)	(14,527)	54,599	10,639	359,322
Interest expense, net	(8,059)	(7,250)	(23,847)	(22,793)
Loss on early extinguishment of debt	—	—	—	(9,756)
Other income	—	5,272	1,822	22,815
Income (loss) before income tax expense (benefit)	(22,586)	52,621	(11,386)	349,588
Income tax expense (benefit)	(8,152)	7,599	(9,336)	68,639
Net income (loss)	(14,434)	$45,022	$(2,050)	$280,949
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$(0.28)	$0.88	$(0.04)	$5.46
Net income (loss) per share—diluted	$(0.28)	$0.87	$(0.04)	$5.44
Weighted average number of shares outstanding—basic	51,190	51,348	51,161	51,469
Weighted average number of shares outstanding—diluted	51,356	51,482	51,275	51,599
Dividends per share:	$0.05	$0.05	$0.15	$4.56
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2020 (Unaudited)	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$216,413	$193,383
Short-term investments	8,504	14,675
Trade accounts receivable	81,417	99,471
Income tax receivable	—	12,925
Inventories, net	155,667	97,901
Prepaid expenses and other receivables	40,017	25,691
Total current assets	502,018	444,046
Mineral interests, net	102,879	110,130
Property, plant and equipment, net	607,406	606,200
Non-current income tax receivable	—	11,349
Deferred income taxes	163,565	154,297
Other long-term assets	15,145	18,242
Total assets	$1,391,013	$1,344,264
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,002	$46,436
Accrued expenses	67,515	65,755
Short term financing lease liabilities	11,874	10,146
Other current liabilities	9,886	6,615
Total current liabilities	139,277	128,952
Long-term debt	379,722	339,189
Asset retirement obligations	55,551	53,583
Long term financing lease liabilities	24,476	25,528
Other long-term liabilities	32,276	31,430
Total liabilities	631,302	578,682

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of September 30, 2020 and December 31, 2019, 53,408,040 issued and 51,186,199 outstanding as of September 30, 2020 and 53,293,449 issued and 51,071,608 outstanding as of December 31, 2019)	533	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of September 30, 2020 and December 31, 2019)	(50,576)	(50,576)
Additional paid in capital	247,907	243,932
Retained earnings	561,847	571,693
Total stockholders’ equity	759,711	765,582
Total liabilities and stockholders’ equity	$1,391,013	$1,344,264
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019

Common Stock
Balance, beginning of period	$533	$533	$533	$533
Balance, end of period	533	533	533	533
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(40,000)	(50,576)	(38,030)
Treasury stock purchase	—	(10,576)	—	(12,546)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	246,126	241,020	243,932	239,827
Stock compensation	1,781	1,438	5,247	3,875
Other	—	—	(1,272)	(1,244)
Balance, end of period	247,907	242,458	247,907	242,458
Retained Earnings
Balance, beginning of period	578,880	511,105	571,693	510,282
Net income (loss)	(14,434)	45,022	(2,050)	280,949
Dividends paid	(2,599)	(2,605)	(7,796)	(237,814)
Other	—	—	—	105
Balance, end of period	561,847	553,522	561,847	553,522
Total Stockholders' Equity	$759,711	$745,937	$759,711	$745,937
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2020	2019

OPERATING ACTIVITIES
Net income	$(2,050)	$280,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	78,813	73,652
Deferred income tax expense (benefit)	(9,268)	68,553
Stock based compensation expense	5,634	4,218
Amortization of debt issuance costs and debt discount/premium, net	1,125	1,024
Accretion of asset retirement obligations	2,198	2,436
Loss on early extinguishment of debt	—	9,756
Changes in operating assets and liabilities:
Trade accounts receivable	18,054	29,154
Income tax receivable	24,274	21,420
Inventories	(43,887)	(20,288)
Prepaid expenses and other receivables	(5,906)	7,080
Accounts payable	11,169	18,749
Accrued expenses and other current liabilities	(4,699)	645
Other	6,696	10,917
Net cash provided by operating activities	82,153	508,265
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(72,059)	(78,366)
Deferred mine development costs	(13,257)	(18,398)
Proceeds from sale of property, plant and equipment	—	3,124
Sale of short-term investments	14,733	17,501
Purchases of short-term investments	(8,500)	(24,171)
Net cash used in investing activities	(79,083)	(100,310)
FINANCING ACTIVITIES
Dividends paid	(7,796)	(237,814)
Borrowings under ABL Facility	70,000	—
Repayments under ABL Facility	(30,000)	—
Retirements of debt, premium and fees	—	(140,272)
Principal repayments of finance lease obligations	(10,972)	(13,086)
Common shares repurchased	—	(12,546)
Other	(1,272)	(1,139)
Net cash provided by (used in) financing activities	19,960	(404,857)
Net increase in cash and cash equivalents and restricted cash	23,030	3,098
Cash and cash equivalents and restricted cash at beginning of period	193,383	206,405
Cash and cash equivalents and restricted cash at end of period	$216,413	$209,503
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2020. The balance sheet at December 31, 2019 has been derived from the audited financial statements for the year ended December 31, 2019 included in the 2019 Annual Report.
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
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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
As of September 30, 2020, short-term investments consisted of $8.5 million in cash and fixed income securities. As of December 31, 2019, the Company’s short-term investments consisted of $14.7 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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

Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility hard coking coal. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended September 30, 2020 and 2019, XCoal accounted for approximately $38.7 million, or 22.1% of total sales, and $57.8 million, or 20.6% of total sales, respectively. During the nine months ended September 30, 2020 and 2019, XCoal accounted for approximately $82.3 million, or 14.8% of total sales, and $220.8 million, or 21.2% of total sales, respectively.

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current metallurgical coal and steel market environments. As of September 30, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Coal	$126,169	$69,064
Raw materials, parts, supplies and other, net	29,498	28,837
Total inventories, net	$155,667	$97,901
Note 4—Income Taxes
For the three and nine months ended September 30, 2020, the Company utilized a discrete period method to calculate taxes, as it does not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding COVID-19 and its impact on the Company's annual guidance. For the three and nine months ended September 30, 2020, the Company had an income tax benefit of $8.2 million and $9.3 million, respectively. The income tax benefit of $9.3 million is due to a $3.3 million income tax benefit from the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit and other discrete items, a $3.2 million income tax benefit from depletion expense and a $2.9 million income tax benefit from the loss recognized before income taxes. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. The Company had income tax expense of $7.6 million and $68.6 million for the three and nine months ended September 30, 2019, respectively.

On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax ("AMT") credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, in the first quarter of 2020, the Company recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable. During the third quarter of 2020, the Company received approximately $24.3 million for refunds of AMT credits. The Company is continuing to evaluate the impact of the CARES Act on its business, financial results and disclosures.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

Note 5—Debt
Debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019	Weighted Average Interest Rate at September 30, 2020	Final Maturity
Senior Secured Notes	$343,435	$343,435	8%	2024
ABL Borrowings	40,000	—	3.75%	2023
Debt discount/premium, net	(3,713)	(4,246)
Total debt	379,722	339,189
Less: current debt	—	—
Total long-term debt	$379,722	$339,189
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
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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
ABL Facility

On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company reduced the outstanding principal amount of the ABL Draw by $30.0 million. As of September 30, 2020, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. In accordance with the terms of the ABL Facility, the proceeds from the ABL Draw will be available to be used, if needed, for working capital and general corporate purposes. The Company believes that the $216.4 million of cash on hand and the $64.0 million of availability under the ABL Facility as of September 30, 2020 provides adequate liquidity for the Company in the current environment.
Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	September 30, 2020	December 31, 2019
Black lung obligations	$30,013	$30,233
Other	2,263	1,197
Total other long-term liabilities	$32,276	$31,430

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
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

leases have remaining lease terms of one to five years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2020	December 31, 2019
Finance lease right-of-use assets, net(1)	$43,882	$40,227
Finance lease liabilities
Current	11,874	10,146
Noncurrent	24,476	25,528
Total finance lease liabilities	$36,350	$35,674

Weighted average remaining lease term - finance leases (in months)	41.9	44.7
Weighted average discount rate - finance leases(2)	5.70%	6.02%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $8.1 million and $4.8 million and are included in property, plant and equipment, net in the Condensed Balance Sheet as of September 30, 2020 and the Balance Sheet as of December 31, 2019, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

    The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Operating lease cost(1):	$801	$688	$1,594	$1,866
Finance lease cost:
Amortization of leased assets	2,943	2,120	8,859	7,950
Interest on lease liabilities	315	786	1,403	1,194
Net lease cost	$4,059	$3,594	$11,856	$11,010
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2020	$3,741
2021	15,412
2022	9,680
2023	9,680
2024	1,964
Thereafter	382
Total	40,859
Less: amount representing interest	(4,509)
Present value of lease liabilities	$36,350
(1) Finance lease payments include $2.9 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

Supplemental cash flow information related to leases was as follows (in thousands):

	For the nine months ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,403	$1,194
Financing cash flows from finance leases	$10,972	$13,086
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$12,036	$42,114
As of September 30, 2020, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $2.9 million. These finance leases will commence between fiscal year 2020 and 2021 with lease terms of one to two years.
Note 8—Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss)	$(14,434)	$45,022	$(2,050)	$280,949
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	51,190	51,348	51,161	51,469
Dilutive restrictive stock awards	166	134	114	130
Weighted-average shares used to compute net income (loss) per share—diluted	51,356	51,482	51,275	51,599
Net income (loss) per share—basic	$(0.28)	$0.88	$(0.04)	$5.46
Net income (loss) per share—diluted	$(0.28)	$0.87	$(0.04)	$5.44
2017 Equity Plan
On February 13, 2020, the Company awarded 420,303 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years. The Company recognized approximately $0.9 million and $2.4 million in stock compensation expense associated with these awards for the three and nine months ended September 30, 2020, respectively.
On April 24, 2020, the Company awarded 56,715 restricted stock unit awards under the Company's 2017 Equity Plan. These awards have service-based vesting conditions and vest over a period of three years. The Company recognized approximately $87.8 thousand and $151.7 thousand in stock compensation expense associated with these awards for the three and nine months ended September 30, 2020.
As of September 30, 2020, there were 281,588 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 80,845 and 42,314 share impact on dilutive weighted average shares for the three and nine months ended September 30, 2020, respectively. As of September 30, 2020, there were 447,295 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. Based on the Company's closing share price on September 30,

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

2020, there were 87,822 restricted stock unit awards classified as a liability. The Company considered the impact on diluted earnings as if the award was settled in cash or in shares. These awards had a 44,252 and 35,492 share impact on dilutive weighted average shares for the three and nine months ended September 30, 2020, respectively.
As of September 30, 2020, there were 43,580 shares of the Company's common stock contingently issuable upon the settlement of a vested phantom unit award granted under our 2016 Equity Plan (as defined below) and 13,157 shares of its common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in the 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income (loss) per share.
2016 Equity Plan

As of September 30, 2020, there were 52,221 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 41,640 and 35,662 share impact on dilutive weighted average shares for the three and nine months ended September 30, 2020, respectively.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which totaled $0.6 million and $1.9 million for the three and nine months ended September 30, 2020, respectively, and $0.6 million and $1.1 million for the three and nine months ended September 30, 2019, respectively.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2020 and December 31, 2019, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2020 and December 31, 2019, there were no items accrued for miscellaneous litigation.

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
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

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

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2020 and December 31, 2019, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $12.0 million and $39.8 million for the three and nine months ended September 30, 2020, respectively, and $19.7 million and $75.7 million for the three and nine months ended September 30, 2019, respectively.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

    As of September 30, 2020, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

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

On July 28, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on August 13, 2020 to stockholders of record as of the close of business on August 7, 2020.
Note 12—Fair Value of Financial Instruments
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of September 30, 2020 or December 31, 2019.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of September 30, 2020, the Company had $40.0 million outstanding under the ABL Facility, with $64.0 million available, net of outstanding letters of credit of $9.4 million. There were no borrowings outstanding under the ABL Facility and there were $8.9 million of letters of credit issued and outstanding under the ABL Facility as of December 31, 2019. As of September 30, 2020, the estimated fair value of the Notes is approximately $349.4 million based upon observable market data (Level 2) and the carrying amount of the ABL Facility approximates fair value.
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
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest expense, and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Revenues
Mining	$175,229	$280,841	$555,610	$1,037,950
All other	4,835	6,665	14,875	25,458
Total revenues	$180,064	$287,506	$570,484	$1,063,408

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Capital Expenditures
Mining	$20,660	$23,494	$65,687	$73,583
All other	2,645	2,772	6,372	4,783
Total capital expenditures	$23,305	$26,266	$72,059	$78,366

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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Segment Adjusted EBITDA	$23,859	$90,620	$121,949	$459,912
Other revenues	4,835	6,665	14,875	25,458
Cost of other revenues	(7,064)	(7,583)	(22,267)	(23,346)
Depreciation and depletion	(27,965)	(25,741)	(78,813)	(73,652)
Selling, general and administrative	(8,192)	(9,362)	(25,105)	(29,050)
Loss on early extinguishment of debt	—	—	—	(9,756)
Other income	—	5,272	1,822	22,815
Interest expense, net	(8,059)	(7,250)	(23,847)	(22,793)
Income tax benefit (expense)	8,152	(7,599)	9,336	(68,639)
Net income (loss)	$(14,434)	$45,022	$(2,050)	$280,949

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2020 (UNAUDITED)

Note 14—Subsequent Events

Regular Quarterly Dividend

On October 22, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on November 9, 2020 to stockholders of record as of the close of business on November 2, 2020.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2020 and September 30, 2019. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2019 included in our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview

    We are a U.S. based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe,
South America and Asia. We are a large-scale, low-cost producer and exporter of premium met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7.
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

Notwithstanding our continued operations, COVID-19 has begun to have and may continue to have further negative impacts on our two operating mines, supply chain, transportation networks and customers, which may compress our margins, and reduce demand for the met coal that we produce, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. An example of the negative effects of the COVID-19 pandemic on our operations is that the average selling price per metric ton of met coal for the three months ended September 30, 2020 was $99.96 compared to $134.47 per metric ton and $155.59 per metric ton for the three months ended March 31, 2020 and September 30, 2019, respectively. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. A prolonged economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of one of our mines, customers or critical suppliers, or the McDuffie Coal Terminal at the Port of Mobile, Alabama, or a disruption to our rail and barge carriers, which would delay or prevent deliveries to our customers, among others.
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

In light of the uncertainties regarding the duration of the COVID-19 pandemic and its overall impact on the Company, its operations and the global economy, we withdrew our full-year 2020 guidance issued on February 19, 2020. We also continue to appropriately adjust our operational needs, including managing our expenses, capital expenditures, working capital, liquidity and cash flows. In addition, as a precautionary measure, we borrowed $70.0 million under the ABL Facility on March 24, 2020 ( the "ABL Draw") in order to increase the Company's cash position and preserve financial flexibility. In June 2020, we reduced the principal amount of the outstanding ABL Draw by $30.0 million. As of September 30, 2020, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. We intend on retaining the funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak. We also delayed the budgeted $25.0 million development of Blue Creek until at least the early part of 2021 and temporarily suspended our Stock Repurchase Program. Our financial approach continues to focus on cash flow management and protecting the balance sheet in order to strategically move through this period of uncertainty and mitigate potential long-term impacts to the business (see Liquidity and Capital Resources below).

    On March 27, 2020, the President of the United States signed and enacted into law the Coronavirus Aid, Relief and Economic Security Act (the "CARES Act"). The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax ("AMT") credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, in the first quarter of 2020, we recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable. During the third quarter of 2020, we received approximately $24.3 million for refunds of AMT credits. We are continuing to evaluate the impact of the CARES Act on our business, financial results and disclosures.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
(in thousands)
Segment Adjusted EBITDA	$23,859	$90,620	$121,949	$459,912
Metric tons sold	1,753	1,805	4,734	5,738
Metric tons produced	1,712	1,963	5,536	6,039
Gross price realization(1)	90%	102%	92%	99%
Average selling price per metric ton	$99.96	$155.59	$117.37	$180.89
Cash cost of sales per metric ton	$85.92	$104.97	$91.09	$100.37
Adjusted EBITDA	$16,080	$82,720	$97,284	$439,628
(1) For the three and nine months ended September 30, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
(in thousands)
Cost of sales	$151,370	$190,221	$433,661	$578,038
Asset retirement obligation accretion	(368)	(373)	(1,106)	(1,120)
Stock compensation expense	(385)	(372)	(1,312)	(999)
Cash cost of sales	$150,617	$189,476	$431,243	$575,919

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

	For the three months ended September 30,		For the nine months ended September 30,
	2020	2019	2020	2019
Net income (loss)	$(14,434)	$45,022	$(2,050)	$280,949
Interest expense, net	8,059	7,250	23,847	22,793
Income tax expense (benefit)	(8,152)	7,599	(9,336)	68,639
Depreciation and depletion	27,965	25,741	78,813	73,652
Asset retirement obligation accretion (1)	732	812	2,198	2,436
Stock compensation expense (2)	1,910	1,568	5,634	4,218
Loss on early extinguishment of debt (3)	—	—	—	9,756
Other income(4)	—	(5,272)	(1,822)	(22,815)
Adjusted EBITDA	$16,080	$82,720	$97,284	$439,628
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

Results of Operations
Three Months Ended September 30, 2020 and 2019
The following table summarizes certain unaudited financial information for the three months ended September 30, 2020 and 2019.

	For the three months ended September 30,
(in thousands)	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$175,229	97.3%	$280,841	97.7%
Other revenues	4,835	2.7%	6,665	2.3%
Total revenues	180,064	100.0%	287,506	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	151,370	84.1%	190,221	66.2%
Cost of other revenues (exclusive of items shown separately below)	7,064	3.9%	7,583	2.6%
Depreciation and depletion	27,965	15.5%	25,741	9.0%
Selling, general and administrative	8,192	4.5%	9,362	3.3%
Total costs and expenses	194,591	108.1%	232,907	81.0%
Operating income (loss)	(14,527)	(8.1)%	54,599	19.0%
Interest expense, net	(8,059)	(4.5)%	(7,250)	(2.5)%
Other income	—	—%	5,272	1.8%
Income (loss) before income taxes	(22,586)	(12.5)%	52,621	18.3%
Income tax expense (benefit)	(8,152)	(4.5)%	7,599	2.6%
Net income (loss)	$(14,434)	(8.0)%	$45,022	15.7%

Sales and cost of sales components on a per unit basis for the three months ended September 30, 2020 and 2019 were as follows:

	For the three months ended September 30,
	2020	2019
Met Coal (metric tons in thousands)
Metric tons sold	1,753	1,805
Metric tons produced	1,712	1,963
Gross price realization(1)	90%	102%
Average selling price per metric ton	$99.96	$155.59
Cash cost of sales per metric ton	$85.92	$104.97
(1) For the three months ended September 30, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended September 30, 2020 were $175.2 million compared to $280.8 million for the three months ended September 30, 2019. The $105.6 million decrease in revenues was primarily driven by a $97.5 million decrease in revenues related to a $55.63 decrease in the average selling price per metric ton of met coal combined with an $8.1 million decrease in revenues due to a 52 thousand metric ton decrease in met coal sales volume.

For the three months ended September 30, 2020, our geographic customer mix was 51% in Europe, 27% in South America and 22% in Asia. For the three months ended September 30, 2019, our geographic customer mix was 55% in Europe, 25% in South America and 20% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended September 30, 2020 were $4.8 million compared to $6.7 million for the three months ended September 30, 2019. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $1.8 million decrease in other revenues is primarily due to a $0.24, or 11.1%, decrease in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $151.4 million, or 84.1% of total revenues, for the three months ended September 30, 2020, compared to $190.2 million, or 66.2% of total revenues for the three months ended September 30, 2019. The $38.9 million decrease is primarily driven by a $33.3 million decrease due to the decrease in met coal sales prices and its impact on our variable cost structure combined with a $5.5 million decrease due to a 52 thousand metric ton decrease in met coal sales volumes.
Depreciation and depletion was $28.0 million, or 15.5% of total revenues, for the three months ended September 30, 2020, compared to $25.7 million, or 9.0% for the three months ended September 30, 2019. The $2.3 million increase in depreciation and depletion is primarily driven by an increase in assets placed in service.
Selling, general and administrative expenses were $8.2 million, or 4.5% of total revenues, for the three months ended September 30, 2020, compared to $9.4 million, or 3.3% of total revenues, for the three months ended September 30, 2019. The $1.2 million decrease in selling, general and administrative expenses for the period is primarily driven by a decrease in professional fees and employee related expenses.
Interest expense, net was $8.1 million, or 4.5% of total revenues, for the three months ended September 30, 2020, compared to $7.3 million, or 2.5% of total revenues, for the three months ended September 30, 2019. The $0.8 million increase is primarily driven by a decrease in interest income of $0.7 million and a $0.4 million increase in interest expense related to the ABL Draw, offset partially by a decrease in interest expense of $0.3 related to our Notes (as defined below).

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

For the three months ended September 30, 2020, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the recent outbreak of COVID-19 and its impact on our annual guidance. For the three months ended September 30, 2020, we recognized an income tax benefit of $8.2 million primarily due to a loss recognized before income taxes and a $3.3 million income tax effect from the IRC Section 451 Marginal Well Credit and other discrete items. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. For the three months ended September 30, 2019, we recognized income tax expense of $7.6 million.

Nine Months Ended September 30, 2020 and 2019
The following table summarizes certain unaudited financial information for the nine months ended September 30, 2020 and 2019.

	For the nine months ended September 30,
(in thousands)	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$555,610	97.4%	$1,037,950	97.6%
Other revenues	14,875	2.6%	25,458	2.4%
Total revenues	570,484	100.0%	1,063,408	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	433,661	76.0%	578,038	54.4%
Cost of other revenues (exclusive of items shown separately below)	22,267	3.9%	23,346	2.2%
Depreciation and depletion	78,813	13.8%	73,652	6.9%
Selling, general and administrative	25,105	4.4%	29,050	2.7%
Total costs and expenses	559,846	98.1%	704,086	66.2%
Operating income	10,639	1.9%	359,322	33.8%
Interest expense, net	(23,847)	(4.2)%	(22,793)	(2.1)%
Loss on early extinguishment of debt	—	—%	(9,756)	(0.9)%
Other income	1,822	0.3%	22,815	2.1%
Income before income taxes	(11,386)	(2.0)%	349,588	32.9%
Income tax expense (benefit)	(9,336)	(1.6)%	68,639	6.5%
Net income (loss)	$(2,050)	(0.4)%	$280,949	26.4%

Sales and cost of sales components on a per unit basis for the nine months ended September 30, 2020 and 2019 were as follows:

	For the nine months ended September 30,
	2020	2019
Met Coal (metric tons in thousands)
Metric tons sold	4,734	5,738
Metric tons produced	5,536	6,039
Gross price realization(1)	92%	99%
Average selling price per metric ton	$117.37	$180.89
Cash cost of sales per metric ton	$91.09	$100.37
(1) For the nine months ended September 30, 2020 and 2019, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the nine months ended September 30, 2020 were $555.6 million compared to $1,038.0 million for the nine months ended September 30, 2019. The $482.4 million decrease in revenues is primarily driven by a $300.7 million decrease in revenues related to a $63.52 decrease in the average selling price per metric ton of met coal, combined with a $181.6 million decrease in revenues due to a 1.0 million metric ton decrease in met coal sales volume.
For the nine months ended September 30, 2020, our geographic customer mix was 59% in Europe, 26% in South America and 15% in Asia. For the nine months ended September 30, 2019, our geographic customer mix was 56% in Europe, 23% in South America and 21% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments. There were no significant changes in our customer base for the nine months ended September 30, 2020.
Other revenues for the nine months ended September 30, 2020 were $14.9 million compared to $25.5 million for the nine months ended September 30, 2019. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $10.6 million decrease in other revenues is primarily due to a $0.79, or 30.2%, decrease in average natural gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $433.7 million, or 76.0% of total revenues, for the nine months ended September 30, 2020, compared to $578.0 million, or 54.4% of total revenues for the nine months ended September 30, 2019. The $144.4 million decrease is primarily driven by a $100.7 million decrease due to a 1.0 million metric ton decrease in met coal sales volumes combined with a decrease in cost of sales due to a decrease in met coal sales prices and its impact on our variable cost structure.
Depreciation and depletion was $78.8 million, or 13.8% of total revenues, for the nine months ended September 30, 2020, compared to $73.7 million, or 6.9% for the nine months ended September 30, 2019. The $5.1 million increase in depreciation and depletion is primarily driven by an increase in assets placed in service.
Selling, general and administrative expenses were $25.1 million, or 4.4% of total revenues, for the nine months ended September 30, 2020, compared to $29.1 million, or 2.7% of total revenues, for the nine months ended September 30, 2019. The $4.0 million decrease in selling, general and administrative expenses for the period is primarily due to a decrease in professional fees and employee related expenses.
Interest expense, net was $23.8 million, or 4.2% of total revenues, for the nine months ended September 30, 2020, compared to $22.8 million, or 2.1% of total revenues, for the nine months ended September 30, 2019. The $1.1 million increase is primarily driven by a decrease in interest income of $2.1 million and a $1.0 million increase in interest expense related to the ABL Draw, offset partially by a decrease in interest expense of $2.0 million primarily related to the extinguishment of our Notes (as defined below) in the prior period.

    For the nine months ended September 30, 2019, we recognized a loss on early extinguishment of debt of $9.8 million upon the extinguishment of $131.6 million of our Notes. The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transaction.
Other income was $1.8 million, or 0.3% of total revenues, for the nine months ended September 30, 2020. In March 2020, we received an additional $1.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Condensed Statement of Operations.  These settlement proceeds are in addition to the $22.8 million received in 2019. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.
For the nine months ended September 30, 2020, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the recent outbreak of COVID-19 and its impact on our annual guidance. For the nine months ended September 30, 2020, we recognized an income tax benefit of $9.3 million primarily due to a $3.3 million income tax effect from the IRC Section 451 Marginal Well Credit and other discrete items, a $3.2 million income tax effect from depletion expense and a $2.9 million income tax effect from the loss recognized before income taxes. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. For the nine months ended September 30, 2019, we recognized income tax expense of $68.6 million.

On March 27, 2020, the President of the United States signed and enacted into law the CARES Act. The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and AMT credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. As a result, in the first quarter of 2020 we recorded an adjustment of approximately $11.3 million to reclassify AMT credits from a non-current income tax receivable to a current income tax receivable. During the third quarter of 2020, we received approximately $24.3 million for refunds of AMT credits. We are continuing to evaluate the impact of the CARES Act on our business, financial results and disclosures.

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
Our total liquidity as of September 30, 2020 was $280.4 million, consisting of cash and cash equivalents of $216.4 million and $64.0 million available under our ABL Facility. As of September 30, 2020 , we had an aggregate principal amount of $40.0 million drawn under the ABL Facility and issued and outstanding letters of credit with a face amount equal to $9.4 million. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million.
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
Statements of Cash Flows
Cash balances were $216.4 million and $193.4 million at September 30, 2020 and December 31, 2019, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30,
	2020	2019
Net cash provided by operating activities	$82,153	$508,265
Net cash used in investing activities	(79,083)	(100,310)
Net cash provided by (used in) financing activities	19,960	(404,857)
Net increase in cash and cash equivalents and restricted cash	$23,030	$3,098
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
Net cash provided by operating activities was $82.2 million for the nine months ended September 30, 2020, and was primarily attributed to net loss of $2.0 million adjusted for depreciation and depletion expense of $78.8 million, deferred income tax benefit of $9.3 million, stock based compensation expense of $5.6 million, accretion of asset retirement obligations of $2.2 million and amortization of debt issuance costs and debt discount/premium, net of $1.1 million, coupled with a net increase in our working capital of $1.0 million since December 31, 2019. The increase in our working capital was primarily driven by an increase in inventory and prepaid expenses and other receivables offset partially by a decrease in income tax receivable and trade accounts receivable and an increase in accounts payable. The increase in inventory and decrease in trade accounts receivable is primarily due to a 1.0 million decrease in metric tons sold. The decrease in trade accounts receivable is also due to a decrease in the average selling price per metric ton sold. The decrease in income tax receivable is due to the alternative minimum tax ("AMT") credit refund of $24.3 million received during the third quarter of 2020. The increase in our accounts payable is primarily driven by the timing of payments.
Net cash provided by operating activities was $508.3 million for the nine months ended September 30, 2019, and was primarily attributed to net income of $280.9 million adjusted for deferred income tax expense of $68.6 million, depreciation and depletion expense of $73.7 million, loss on early extinguishment of debt of $9.8 million, stock based compensation expense of $4.2 million, accretion of asset retirement obligations of $2.4 million and amortization of debt issuance costs and debt discount/premium, net of $1.0 million, coupled with a net decrease in our working capital of $56.8 million. The decrease in our working capital was primarily driven by a decrease in trade accounts receivable and income tax receivable, coupled with an increase in accounts payable offset partially by an increase in inventories. The decrease in trade accounts receivables is due to the timing of receipts. The decrease in income tax receivables is due to the income tax refund received in the second quarter of 2019. The increase in our accounts payable is primarily driven by the timing of payments and the increase in inventories is driven by an increase in production volume.

Investing Activities
Net cash used in investing activities was $79.1 million and $100.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by purchases and sales of short-term investments.

Financing Activities
Net cash provided by financing activities was $20.0 million for the nine months ended September 30, 2020, primarily due to the proceeds received from the ABL Draw of $70.0 million offset by the subsequent partial repayment of the ABL Draw in an amount equal to $30.0 million, principal repayments of capital lease obligations of $11.0 million and the payment of dividends of $7.8 million. Net cash used in financing activities was $404.9 million for the nine months ended September 30, 2019, primarily due to the payment of dividends of $237.8 million, the retirement of debt of $140.3 million, principal repayments of financing lease obligations of $13.1 million, and common shares repurchased of $12.5 million.

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

As of September 30, 2020, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

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

    The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the
Dividend Policy. As of September 30, 2020, the Company has paid $36.9 million of regular quarterly cash dividends under the
Dividend Policy.

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

On July 28, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on August 13, 2020 to stockholders of record as of the close of business on August 7, 2020.

On October 22, 2020, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on November 9, 2020 to stockholders of record as of the close of business on November 2, 2020.

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

ABL Facility

The ABL Facility will mature on October 15, 2023. As of September 30, 2020, we had an aggregate principal amount of $40.0 million outstanding in a partial draw of the ABL Facility and there were $9.4 million of outstanding letters of credit. At September 30, 2020, we had $64.0 million of availability under the ABL Facility.

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

    The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2020, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2020.
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

Our capital expenditures were $72.1 million and $78.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $13.3 million and $18.4 million for the nine months ended September 30, 2020 and September 30, 2019, respectively, and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

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

The COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for Blue Creek. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. As a result of this uncertainty, we have incurred minimal spend on the development of Blue Creek in 2020 and have delayed the majority of the first year budgeted $25.0 million development of the Blue Creek project until at least the early part of 2021.

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

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2020, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.8 million, and $19.2 million, respectively, for miscellaneous purposes.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2020 and December 31, 2019, we did not have any allowance for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility as a precautionary measure and in order to increase the Company's cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company made a principal repayment of $30.0 million on the ABL Facility. The debt we incur under the ABL Facility exposes us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2020, based on the $40.0 million outstanding under our ABL Facility as of such date, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $0.4 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2020. Based on the evaluation of our disclosure controls and procedures as of September 30, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended September 30, 2020:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1, 2020 - July 31, 2020
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
August 1, 2020 - August 31, 2020
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
September 1, 2020 - September 30, 2020
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	15	$15.89	—
Total	15		—
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

Date: October 28, 2020