Form 10-K
period 2020-12-31
WARRIOR MET COAL, INC.
filed 2021-02-24
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number: 001-38061
Warrior Met Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware		81-0706839
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

16243 Highway 216
Brookwood	Alabama	35444
(Address of Principal Executive Offices)		(Zip Code)

(205) 554-6150
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HCC	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share	--	New York Stock Exchange

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2020, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $787.7 million.
Number of shares of common stock outstanding as of February 22, 2021: 51,342,601

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2020, are incorporated by reference into Part III of this report for the year ended December 31, 2020.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•the impact of global pandemics, such as the COVID-19 (as defined below) pandemic, including its impact on our business, employees, suppliers and customers, the met coal and steel industries, and global economic markets;

•our relationships with, and other conditions affecting, our customers;

•successful implementation of our business strategies;

•unavailability of, or price increases in, the transportation of our met coal;

•significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;

•work stoppages, negotiation of labor contracts, employee relations and workforce availability;

•competition and foreign currency fluctuations;

•litigation, including claims not yet asserted;

•terrorist attacks or security threats, including cybersecurity threats.

•global steel demand and the downstream impact on met coal prices;

•impact of weather and natural disasters on demand and production;

•a substantial or extended decline in pricing or demand for metallurgical ("met") coal;

•inherent difficulties and challenges in the coal mining industry that are beyond our control;

•our ability to develop or acquire met coal reserves in an economically feasible manner;

•geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•inaccuracies in our estimates of our met coal reserves;

•costs associated with our workers’ compensation benefits;

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

•our obligations surrounding reclamation and mine closure;

•our substantial indebtedness and debt service requirements;

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

•the timing and amount of any stock repurchases we make under our New Stock Repurchase Program (as defined below) or otherwise; and

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
Continuous miner.    A machine used in underground mining to cut coal from the seam and load onto conveyors or shuttle cars in a continuous operation. In contrast, a conventional mining unit must stop extracting in order to begin loading.
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

EXPLANATORY NOTE
On April 12, 2017, Warrior Met Coal, LLC, a Delaware limited liability company, converted into Warrior Met Coal, Inc., a Delaware corporation, as described in “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Basis of Presentation-Factors Affecting the Comparability of our Financial Statements-Corporate Conversion and IPO.” We refer to this transaction herein as the “corporate conversion.” As used in this Annual Report, unless the context otherwise requires, references to the “Company,” “Warrior,” “we,” “us,” “our” or “Successor” refer to Warrior Met Coal, LLC, a Delaware limited liability company, and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion, and to Warrior Met Coal, Inc., a Delaware corporation and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. In the corporate conversion, 3,832,139 units of Warrior Met Coal, LLC converted into 53,442,532 shares of common stock of Warrior Met Coal, Inc. using an approximate 13.9459-to-one conversion ratio. References in this Annual Report to the "Predecessor" refer to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy, Inc., a Delaware corporation ("Walter Energy"), in the Asset Acquisition on March 31, 2016. The Predecessor periods included in this Annual Report begin as of January 1, 2016 and end as of March 31, 2016.

Part I
Item 1. Business
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. Our mining operations also consist of other surface met and thermal coal mines, five of which are currently under lease to third parties and four of which are not operating and are not currently planned to be operated in the future. Our met coal production totaled 7.1 million in 2020. Our natural gas operations remove and sell natural gas from the coal seams owned or leased by reducing natural gas levels in our mines.
We operate as a single reportable segment. See the financial statements beginning on page F-1 of this Annual Report for our consolidated revenues, profit/loss and total assets.
Our Competitive Strengths
We believe that we have the following competitive strengths:
Leading pure-play met coal producer focused on premium met coal products. Unlike other publicly-listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium met coal in the global seaborne markets. All of our resources are primarily allocated to the mining, transportation and marketing of met coal. The premium HCC we produce at Mine No. 4 and Mine No. 7 is of a similar quality to the HCC produced in Australia. The premium nature of our HCC makes it ideally suited as a base feed coal for steel makers and results in price realizations near or above the Platts Index. Coal from Mine No. 7 is classified as a premium low-volatility ("LV") HCC and coal from Mine No. 4 is classified as premium LV to mid-volatility ("MV") HCC. The combination of low sulfur, low-to-medium ash, LV to MV, and other characteristics of our coal, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result, our realized price has historically been slightly above, in line with or at a slight discount to the Platts Index. Other publicly-listed U.S. coal companies sell a higher proportion of lower quality met coals, including high-volatility, semi-soft coking coal (“SSCC”), and pulverized coal injection (“PCI”) coal. These lower quality coals typically have lower realized prices compared to LV and MV met coals due to their relative availability and lower quality characteristics. Additionally, these companies typically have significant thermal coal production that further reduces their realized price and operating margin per metric ton. As a result of our premium met coal, we are able to achieve higher realized prices and operating margins relative to other U.S. met coal producers.
World-class Blue Creek provides us with a high-return growth project. Blue Creek represents one of the last remaining large scale untapped premium quality, high volatility ("High Vol") A coal reserves in the U.S. with 103.0 million metric tons of recoverable reserves and we have the ability to acquire adjacent reserves that would increase the total reserves to over 154 million metric tons with a mine life of approximately 50 years assuming a single longwall operation. High Vol A has traditionally priced at a slight discount to the Australian premium LV and the U.S. LV coals; however we have observed extended periods in which they achieved a premium over these indices. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices. We believe this creates an opportunity for Blue Creek to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A coals. On February 19, 2020, we announced the commencement of the development of the Blue Creek project with expected capital expenditures related to this project in 2020 of $25.0 million. Due to the uncertainties regarding the duration of the COVID-19 pandemic and its overall impact on the global economy, in the first quarter of 2020, we decided to delay the capital expenditures related to this project. We now have delayed the development of this project until at least the summer of 2021.
Highly flexible cost structure protects through-the-cycle profitability. We have “variabilized” our cost structure in our labor, royalties and logistics contracts, increasing the proportion of our cost structure that varies in response to changes in HCC prices based on a variety of indices. Our Collective Bargaining Agreement ("CBA") with the United Mine Workers of America ("UMWA"), combined with our flexible rail, port and barge logistics and our royalty structure, results in a highly variable operating cost profile that allows our cash cost of sales to move with changes in the price we realize for our coal. Approximately two-thirds of our cash cost of sales relate to the cost of production at our mines, while the remaining one-third relates to our logistics costs from mine to port as well as royalties. Our logistics costs are structured to reduce cash requirements in lower HCC price environments and to increase cash requirements within a range with higher HCC prices. Our royalties are calculated as a percentage of the price we realize and therefore increase or decrease with changes in HCC prices. Our CBA includes variable elements that tie compensation to HCC prices. In addition, we can adjust our usage of continuous miner units in response to HCC pricing. Our variable cost structure dramatically lowers our cash cost of sales if our realized price falls, while being effectively capped in higher price environments allowing us to generate significant operating cash flow. Our highly flexible cost structure provides us with a key competitive advantage relative to our competitors and which we expect should allow us to remain profitable in all coal market conditions.
Significant logistical cost advantage to the seaborne market. Our two operating mines and Blue Creek are located approximately 300 miles from our export terminal capacity in Mobile, Alabama and have alternative transportation routes to move our coal to port. These alternatives include direct rail access at the mine sites and a wholly-owned barge load-out facility, enabling us to utilize the lowest cost option between the two at any given point in time. We believe our logistics costs are highly competitive. In addition, we have a contract with the Port of Mobile in Alabama, that provides us up to 8.0 million metric tons of annual port capacity through July 2026 for our coal at very competitive rates. The total annual throughput capacity of the McDuffie Coal Terminal at the Port of Mobile in Alabama is approximately 27.2 million metric tons and this coal terminal is presently utilized for all of our coal exports. We believe, and representatives of the McDuffie Coal Terminal have informed us that they believe, that there is ample capacity to support the full production rates of Blue Creek, and we are working with the McDuffie Coal Terminal to achieve the needed capacity. Our proximity to port contrasts with the approximately 400-mile distances for major Central Appalachian met coal producers to access their nearest port, the Port of Hampton Roads, Virginia. Our proximity to port and the flexibility of our logistics networks underpin our logistical cost advantage compared to other U.S. met coal producers.
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
High realized prices and low variable cost structure drive industry leading margins. The coal from our mines is competitive in quality with the premium HCC produced in Australia, which is used to set pricing for the industry. The combination of low sulfur, low-to-medium ash, LV to MV and high coking strength drives our consistently high price realization relative to other U.S. met coal producers who typically focus on lower rank met coals. We believe Mine No. 4 and Mine No. 7 are two of the lowest cost met coal mines in North America. Our low cost position is derived from our operations’ favorable geology, automated long-wall mining methods, and significant flexibility allowed under our CBA. Additionally, given our highly flexible cost structure, we believe we will be able to maintain our industry leading margins in all coal market conditions, which we expect should allow us to continue to outperform our competitors.
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
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in met coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As such, we will seek to maintain a conservative financial leverage target of 1.50 - 2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $100 million. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2020, we had approximately $243.5 million of available liquidity consisting of $31.6 million of borrowing capacity under the ABL Facility and $211.9 million of cash and cash equivalents. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.

Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy and has eight years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, following the acquisition of certain assets of Walter Energy, we hired several key personnel with extensive direct operational experience in met coal longwall mining, including our Chief Operating Officer, Jack Richardson, and our Chairman, Stephen D. Williams. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in zero fatal incidents as compared to the national fatal incidence rate for underground coal mines in the United States of 0.006 for the nine months ended September 30, 2020, as well as total reportable incidence rates of 3.94 at Mine No. 4 and 3.06 at Mine No. 7 for the year ended December 31, 2020, which is considerably lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.47 for the nine months ended September 30, 2020, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions. Investors and other third parties are increasingly focused on sustainability matters, and we are committed to reducing the release of greenhouse gases (“GHG”). GHG emissions are produced as a by-product of mining activities, as operations in underground metallurgical coal mines produce coal bed methane. With a view towards being an industry leader in environmental performance, we are actively engaged in several initiatives that occur before, during and after mining to reduce GHG emissions, including the capture of coalbed methane. Currently, the Company is able to capture approximately 67% of the methane that is produced as part of our mining operations through direct pipelines as well as our low-quality gas plant. Much of this methane is sold into the natural gas market. The remainder of the methane is released through our mines’ ventilation systems as coal mine methane (“CMM”) emissions. These emissions that are released into the environment are extremely diluted. We have also partnered with a third-party to utilize new technology to increase the efficiency of methane reductions where practical. Currently, we have planned to install the first full-scale methane destroying unit in early 2021, as discussed under “Our Business Strategies - Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment.”

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

Maximize profitable production. In the year ended December 31, 2020, we produced 7.1 million metric tons of met coal from Mine No. 7 and Mine No. 4. We have the flexibility in our CBA that allows us to increase annual production with minimal incremental capital expenditures. Based on our management’s operational experience, we are confident in our ability to continue to produce at or close to this capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

Maximize organic growth. In the first quarter of 2020, we announced the commencement of the development of Blue Creek into a new, world-class longwall mine located in Alabama near our existing mines. Due to COVID-19, we delayed spending the $25.0 million that we budgeted for the development of Blue Creek until at least summer 2021. The new single longwall mine at Blue Creek is expected to have the capacity to produce an average of 3.9 million metric tons per annum of premium High-Vol A met coal over the first ten years of production. Once fully developed, we expect Blue Creek to be a transformational investment that will increase annual production capacity by 54% and expand our product portfolio to our global customers, offering three premium hard coking coals that are expected to achieve the highest premium met coal prices in the seaborne markets. We control approximately 103.0 million metric tons of recoverable reserves at Blue Creek and have the ability to acquire adjacent reserves that would increase total recoverable reserves to over 154 million metric tons at Blue Creek. Blue Creek is expected to have a mine life of approximately 50 years assuming a single longwall operation.

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

We expect to invest approximately $550 to $600 million over five years to develop Blue Creek once development begins. Based on the current schedule, we expect first development tons from continuous miner units to occur in 2023 with the longwall scheduled to start up in 2025. Our strong cash flow generation and current available liquidity, as well as the ability to finance $110 - $120 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek.

Maintain and further improve our low and variable cost structure. While we have already achieved significant structural cost reductions at our two operating mines, we see further opportunities to reduce our costs over time. Our CBA with the UMWA allows for these ongoing cost optimization initiatives. For example, in our CBA, we have additional flexibility in our operating days and alternative work schedules as compared to certain optional and more expensive provisions under the predecessor, Walter Energy, Inc. ("Walter Energy"), collective bargaining agreement. We have variable elements that tie compensation to HCC prices. Additionally, our CBA enables us to contract out work under certain circumstances. We believe these types of structural incentive provisions and workforce flexibility in the initial CBA are helpful to further align our organization with operational excellence and to increase the proportion of our costs that vary in response to changes in the HCC price.

Broaden our marketing reach and maintain strong correlation between realized coal prices and the Platts Index. We have implemented a strategy to improve both our sales and marketing focus, with a goal of achieving better pricing relative to the Platts Index, which includes: (i) opportunistic selling into the spot met coal market and (ii) selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. For the year ended December 31, 2020, our sales geographic customer mix was 56% in Europe, 25% in South America and 19% in Asia. Since February 2017, we have had an arrangement with Xcoal Energy & Resource (“Xcoal”) to serve as Xcoal’s strategic partner for exports of LV HCC into certain markets. Under this arrangement, Xcoal takes title to and markets coal that we would historically have sold on the spot market to certain markets, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. While the volumes being sold through this arrangement with Xcoal are relatively limited, we are positioned to potentially benefit from Xcoal’s expertise and relationships across all coal that we sell. To that end, we also have an incentive-based arrangement with Xcoal to cover other tonnage, in the event Xcoal is able to offer us a higher realized price relative to the Platts Index than we have previously achieved.

Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment. We strive to ensure that our business is focused on limiting environmental impact and on being an environmental steward in the communities where we live and work. We focus our opportunities for technological innovation around GHG emissions, water management, waste management and biodiversity impact. As described above, the Company currently captures approximately 67% of the coalbed methane that is produced during our mining activities as part of our commitment to reduce the Company’s GHG emissions. We are then able to sell this gas into the natural gas market. In addition to capturing pipeline quality gas, the Company also operates a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. We are also exploring technologies with a third party for destroying CMM. To prove one such technology, the Company built a pilot or demonstrator plant. This plant successfully operated from 2014 to 2017. During the demonstration period, the plant effectively destroyed coal mine methane released from our underground operations. We and a third party also have plans to install the first full-scale methane destroying unit in early 2021. We also successfully achieved a 99.8% compliance record with the Environmental Protection Agency ("EPA") National Pollutant Discharge Elimination System program, which addresses water pollution by regulation point source discharges. This reflects that we only had two minor instances of non-compliance with water quality standards within the annual period ending in the second quarter of 2020 and each of these were related to heavy rainfall events. We currently have a goal to reduce water usage at our current facilities by 25% by 2030. The Company’s management and board of directors (the "Board") are increasingly focused on these and other opportunities for technical innovation.
Description of Our Business
Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2020, based on a reserve report prepared by Marshall Miller, were estimated to have approximately 97.5 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, the Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. The met coal is mined using longwall extraction technology with development support from continuous miners.

Our two operating mines and Blue Creek are located approximately 300 miles from our export terminal at the Port of Mobile in Alabama, which we believe to be the shortest mine-to-port distance of any U.S.-based met coal producer. Our low and variable cost structure, flexible and efficient rail and barge network underpins our cost advantage and dependable access to the seaborne markets. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We enjoy a shipping time and distance advantage serving our customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada.
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
The met coal from our Mines No. 4 and No. 7 is sold as a high quality LV and MV met coal. Mines No. 4 and No. 7 are located near Brookwood, Alabama, and are serviced by CSX railroad. A coal producer is typically responsible for transporting the coal from the mine to an export coal-loading facility. Exported coal is usually sold at the loading port, with the buyer responsible for further transportation from the port to their location. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile in Alabama, where shipments are exported to our international customers via ocean vessels. Substantially all of our met coal sales consist of sales to international customers.
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
We have an arrangement with Xcoal to serve as Xcoal’s strategic partner for exports of LV HCC into certain markets. Xcoal has specialized marketing capabilities and deep technical expertise as the largest met coal marketer in the United States. Our arrangement with Xcoal is expected to expand the geographic reach of our customers through Xcoal’s global presence. Xcoal has 20 offices worldwide, including in Brussels, the UAE, Singapore, Beijing, Shanghai, Seoul, Mumbai, and Rio de Janeiro. We expect to be able to leverage Xcoal’s more than 30 year history selling coal to key European and Asian steel customers to further improve the selling prices of our met coal relative to the global Platts Index.

Trade Names, Trademarks and Patents
As part of the acquisition of certain assets of Walter Energy, we acquired all intellectual property, including copyrights, patents, trademarks, trade names and trade secrets, owned by Walter Energy and its subsidiaries and used or held for use in the business or our assets. Promptly following the closing of the acquisition, Walter Energy, was required to discontinue the use of its name (and any other trade names or “d/b/a” names utilized by its subsidiaries) and may not subsequently change its name to or otherwise use or employ any name which includes the words “Walter.” We do not believe that any one such trademark is material to our individual segments or to the business as a whole.
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
We continually invest in new technologies to lessen our environmental impact and to improve our efficiencies and productivity. Our executive leadership team is focused on establishing qualitative and quantitative goals that hold us accountable to our investors, employees, customers, community, as well as other stakeholders. As noted above, we are actively engaged in the EPA’s voluntary programs to reduce and report GHG emissions and to improve estimates of national GHG emissions. With regard to the Company’s water management efforts, we have a strong environmental compliance record with the EPA’s National Pollutant Discharge Elimination System (NPDES) program, which addresses water pollution by regulating point sources that discharge pollutants into the waters of the United States. We also monitor adjacent streams and groundwater wells quarterly in order to determine if these water supplies could potentially have been affected by mining operations. Waste water, or water used for mining or processing of coal, is stored in locations such as impoundment structures or clarifying or settling ponds. Additionally, the Company performs a minimum of at least one complete inspection of all tailing impoundments at intervals not to exceed seven calendar days as required by federal regulation, and all of the Company’s tailing impoundments are classified as “low-hazard” structures. We continue to improve our land reclamation efforts, which has yielded success across all of our sites and facilities. We began an aggressive reclamation campaign in 2017, which has successfully reduced reclamation liability by 1,333 acres. Finally, the Company is highly proactive in planning all ongoing and future activities to minimize negative impacts to wildlife and their habitats by mining activities. All of the Company’s permit applications are reviewed by the regional U.S. Fish and Wildlife office for potential negative impacts to any protected species or habitat within the area.
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
Environmental and Regulatory Matters
Our businesses are subject to numerous federal, state and local laws and regulations with respect to matters such as permitting and licensing, employee health and safety, reclamation and restoration of property and protection of the environment. In the U.S., environmental laws and regulations include, but are not limited to, the federal Clean Air Act and its state and local counterparts with respect to air emissions; the Clean Water Act and its state counterparts with respect to water discharges and dredge and fill operations; the Resource Conservation and Recovery Act and its state counterparts with respect to solid and hazardous waste generation, treatment, storage and disposal, as well as the regulation of underground storage tanks; the Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts with respect to releases, threatened releases and remediation of hazardous substances; the Endangered Species Act with respect to protection of threatened and endangered species; the National Environmental Policy Act with respect to the impacts of federal actions such as the issuance of permits and licenses; and the Surface Mining Control and Reclamation Act of 1977 and its state counterparts with respect to environmental protection and reclamation standards for mining activities. Compliance with these laws and regulations may be costly and time-consuming and may delay commencement, continuation or expansion of exploration or production at our operations. These laws are constantly evolving and may become more stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision or judicial review. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations) related to the protection of the environment, could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or, along with analogous foreign laws and regulations, our customers’ ability to use our products.
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
Workers’ Compensation and Black Lung
We are insured for workers’ compensation benefits for work related injuries that occur within our operations. Workers’ compensation liabilities, including those related to claims incurred but not reported, are recorded principally using annual valuations based on discounted future expected payments using historical data of the operating subsidiary or combined insurance industry data when historical data is limited. Beginning on June 1, 2020, the Company has a deductible policy where the Company is responsible for the first $1.0 million for each workers' compensation related claim from any of our employees.
In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (together, the “Black Lung Benefits Act”), each as amended, and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung claims of any of our employees. From June 1, 2018 to May 31, 2020, the Company had a deductible policy where the Company is responsible for the first $0.5 million for each black lung claim from any of our employees.
We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $17.0 million in surety bonds and $8.5 million of collateral recognized as short term investment in addition to maintaining a black lung trust of $3.0 million that was acquired from Walter Energy. We received a letter from the Department of Labor on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. Changes in the estimated claims to be paid or changes in the amount of collateral required by the Department of Labor may have a greater impact on our profitability and cash flows in the future.” Under the Black Lung Benefits Act, as amended, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are responsible for medical and disability benefits for black lung disease under federal law."

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
On December 12, 2008, the OSM finalized rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA, which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the U.S. The rule was subsequently vacated based, in part, upon the fact that the U.S. Fish & Wildlife Service was not consulted with respect to possible effects on endangered species under terms of the Endangered Species Act. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, former President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule apply, including OSM’s 1983 rule, which requires coal companies to keep operations 100 feet from streams or otherwise minimize any damage. It remains unclear whether and how additional actions by the Biden Administration could further impact regulatory or enforcement activities pursuant to the SMCRA.
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
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced that they would no longer accept self-bonding to secure reclamation obligations under the state mining laws. Although the Policy Advisory was rescinded in October 2017, some states may be reluctant to approve self-bonding arrangements. This may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. These actions, individually and collectively, may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2020, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $40.8 million, $17.0 million for black lung liabilities and $3.6 million for miscellaneous purposes.
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
In December 2009, the EPA published findings that GHG emissions present an endangerment to public health and welfare because, according to the EPA, emissions of such gases contribute to warming of the earth’s atmosphere and other climatic changes. The EPA’s findings focus on six GHGs, including carbon dioxide and nitrous oxide (which are emitted from coal combustion) and methane (which is emitted from coal beds). The findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations to restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including rules that regulate emissions of GHGs from motor vehicles and certain large stationary sources of emissions such as power plants or industrial facilities. In May 2010, the EPA adopted regulations that, among other things, established Prevention of Significant Deterioration (“PSD”) and Title V permit reviews for certain large stationary sources, such as coal-fueled power plants, that are potential major sources of GHG emissions. The so-called Tailoring Rule established new GHG emissions thresholds that determine when stationary sources must obtain permits under the PSD and Title V programs of the Clean Air Act. On June 23, 2014, the Supreme Court held that stationary sources could not become subject to PSD or Title V permitting solely by reason of their GHG emissions. The Court ruled, however, that the EPA may require installation of best available control technology for GHG emissions at sources otherwise subject to the PSD or Title V programs. On August 26, 2016, the EPA proposed changes needed to bring EPA’s air permitting regulations in line with Supreme Court and D.C. Circuit decisions on greenhouse gas permitting. The proposed rule was published in the Federal Register on October 3, 2016 and the public comment period closed on December 16, 2016. It is unclear when a final rule will be issued and/or whether and how additional actions by the Biden Administration could impact further regulatory developments in this area.
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
In addition, in August 2015, the EPA announced three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. However, on March 28, 2017, the Trump Administration issued an executive order directing the EPA to review all three actions and, if appropriate, initiate a rulemaking to rescind or revise the rules consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, on December 20, 2018, the EPA published a proposed rule to amend the standards for new, modified and reconstructed stationary power plants. Also, on July 8, 2019, the EPA published a final replacement rule that would "reduce the compliance burden" of the Clean Power Plan. However, on January 20, 2021, President Biden issued an executive order directing federal agencies, including the EPA, to immediately review all federal regulations promulgated during the last four years that conflict with specified objectives, including the reduction of greenhouse gas emissions. If the Clean Power Plan is retained in its original form, it could have a material adverse impact on the demand for thermal coal nationally. While the Clean Power Plan does not affect our marketing of met coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Demand for met coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the commitments set forth in the international accord. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for met coal, natural gas, and other fossil fuel products.
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
Clean Water Act
The federal CWA and corresponding state and local laws and regulations affect our operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. CWA requirements that may directly or indirectly affect our operations include the following:
•Water Discharge. The CWA and corresponding state laws affect our operations by imposing restrictions on discharges of wastewater into creeks and streams. These restrictions, more often than not, require us to pre-treat the wastewater prior to discharging it. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. Our mining operations maintain water discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA. We believe that we have obtained all permits required under the CWA and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results. For instance, in 2016, the EPA published stringent water quality standards for selenium. We have begun to incorporate these new standards into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.
•Dredge and Fill Permits. Many mining activities, such as the development of refuse impoundments, fresh water impoundments, refuse fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to such streams or wetlands. Under the CWA, coal companies are required to obtain a Section 404 permit from the U.S. Army Corps of Engineers (“USACE”) prior to conducting such mining activities. The USACE is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. The USACE may also issue individual permits for mining activities that do not qualify for Nationwide Permit 21.
 Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules could expand the scope of CWA jurisdiction, making more waters subject to the CWA’s permitting and other requirements in the case of discharges. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules. The 2015 rules and the 2019 repeal are subject to several ongoing legal challenges. Also, on April 21, 2020, the EPA and the USACE published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the Clean Water Act. Several state and environmental groups have challenged the replacement rule. As a result of such recent developments, it remains unclear whether and how the rules will be implemented.
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
Human Capital
As of December 31, 2020, we had 1,401 employees, of whom 970 were hourly employees and 431 were salaried employees, and of whom approximately 67.2% were covered by the UMWA CBA, which expires on March 31, 2021. We have not had any union-organized work stoppages since our inception. We believe that we have good relationships with our employees and with the unions representing our employees. We are currently renegotiating our UMWA CBA. There is no guarantee that we will reach an agreement in a timely manner, and if an agreement is not reached, there could be an interruption in production at each of our mines.
The Company prioritizes employee safety, wellbeing, personal and professional development, and diversity and inclusion. At the direction of our Standing Committees of our Board of Directors, our human resource department is responsible for developing and executing our human capital strategy. This includes the attraction, acquisition, development and engagement of talent to deliver on our strategy and the design of employee compensation, incentive, welfare and benefits programs. We focus on the following factors in order to implement and develop our human capital strategy:

•Safety of Our Employees
•Evaluation of Employee Performance, Training and Talent Development
•Employee Health and Welfare
•Diversity and Inclusion
Safety of Our Employees
We incorporate safety principles into every aspect of our business. We are proud of our safety record, which includes a safety incident rate that is 32% better than the U.S. industry rate and an incident severity measure that is consistently less than half the national average. To achieve such results, we have established a culture of awareness and incident prevention through numerous safety initiatives including, among others:

•100% compliance with required annual MSHA safety training;
•Beginning all meetings with a safety share;
•Our "Stop and Correct Authority" that we have granted all employees, contractors, and visitors, we encourage anyone who observes unsafe acts or conditions to take corrective actions; and
•Our Safety ACTion training program, with monthly trainings scheduled specific to the tasks that each individual is asked to perform.
Evaluation of Employee Performance, Training and Talent Development
We strive to recruit, hire and retain a talented and diverse team of people. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies.
Our training program incorporates industry best practices and includes the following for new employees, among others: code of business conduct and ethics training, driving policy, employee handbook, safety policy and work rules. We also require the following annual trainings on certain topics among others: Anti-Corruption and Anti-Bribery, cybersecurity, diversity and harassment, employee hazard, surface retraining, underground retraining and discipline specific retraining.
We are committed to developing and retaining our workforce. Our employees make us who we are, and we offer tools to identify, grow and nurture our talent including:
•Future Leaders Development Program
•Annual Supervisor and Development Training
•Employee Education Assistance
•Annual Performance Evaluations
Employee Health and Welfare
Our compensation and benefits teams aim to develop and implement policies and programs that support our business goals, maintain competitiveness, promote shared fiscal responsibility among the Company and our employees, strategically align talent within our organization and reward performance, while also managing the costs of such policies and programs. We provide our employees with competitive fixed and/or variable pay, and for eligible employees we currently provide access to medical, dental and life insurance benefits, disability coverage, 401(k) plan and employee assistance programs, among other benefits.
During the unprecedented COVID-19 global pandemic, we focused first and foremost on the safety of our employees, supporting our local community and ensuring our employees were able to remain employed. We worked with the National Mining Association and other key national and local stakeholders to secure essential industry designation for the mining industry so that our employees and their families would not have to worry about financial stability during a time of great stress in our country. We have put in place numerous safety procedures to protect our workforce during the pandemic and continue to enhance our practices to remain aligned with federal, state, local and international regulations and guidelines. Further, despite the negative impact that the COVID-19 pandemic has had on our business, we have not cut salaries or hourly rates for our employees, nor have we adjusted our benefits coverage and we have not had to furlough any employees.
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
Summary of Risk Factors
The following is a summary of some of the risks and uncertainties that could materially adversely affect our business, financial condition and results of operations. You should read this summary together with the more detailed description of each risk factor contained below.

Risks Related to Our Business

•Global pandemics, such as the COVID-19 pandemic, may occur which could adversely affect our business, financial condition and results of operations;

•Deterioration in global economic conditions may adversely affect our business, results of operations and cash flows;

•If we fail to implement our business strategies successfully, our financial performance could be harmed;

•We may be unsuccessful or delayed in developing Blue Creek, which could significantly affect our operations and/or limit our long-term growth;

•If transportation for our met coal is disrupted, unavailable or more expense for our customers, our ability to sell met coal could suffer;

•Work stoppages, labor shortages and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs;

•We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results;

•Significant competition, as well as changes in foreign markets or economies, could harm our sales, profitability and cash flows;

•Our sales in foreign jurisdictions are subject to risks and uncertainties, such as new tariffs and other trade measures, which could adversely affect our results of operations, financial position and cash flows;

Risks Related to Our Industry

•Our business may suffer from a substantial or extended decline in met coal pricing and demand or other factors beyond our control, which could negatively affect our operating results and cash flows;

•Substantially all of our revenues are derived from the sale of met coal. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows;

•Met coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline;

•Negative views with respect to environmental and social matters and related governance considerations could harm the perception of our Company by certain investors and financial institutions, including banks and insurance companies, adversely affecting our ability to obtain financing and insurance coverage, among others;

•Our inability to develop met coal reserves in an economically feasible manner or our inability to acquire additional met coal reserves that are economically recoverable may adversely affect our business;

•Any significant downtime of our major pieces of mining equipment could impair our ability to supply met coal to our customers and materially and adversely affect our results of operations and cash flows;

•We may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;

Risks Related to Regulatory Compliance

•We are responsible for medical and disability benefits for black lung disease under federal law. Changes in the estimated claims to be paid or changes in the amount of collateral required may affect our operating results and cash flows;

•Extensive federal and state environmental, health and safety laws and regulations impose significant costs on our operations and future regulations could increase these costs, limit our ability to produce or adversely affect our ability to meet our customers' demands;

•Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease met coal;

•We have reclamation and mine closing obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expand greater amounts than anticipated;

Risks Related to our Financial Results and Finances

•Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments on the Notes;

•We may be unable to generate sufficient taxable income from future operations, which may limit or eliminate our ability to utilize our significant tax NOLs or our deferred tax assets;

•Changes in the method pursuant to which LIBOR rates are determined and potential phasing out of LIBOR after 2021 may affect our financial results;

Risks Related to the Ownership of our Common Stock

•The market price of our common stock may fluctuate significantly and investors in our common stock could incur substantial losses;

•If securities or industry analysts adversely change their recommendations regarding our stock or if our operating results do not meet their expectations, our stock price could decline;

•Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenant of our ABL Facility and the indenture governing the Notes, and will be on the sole discretion of the Board and will also depend on many factors;
•Our common stock is subject to the 382 Transfer Restrictions (as defined below) under our certificate of incorporation and the Rights Agreement which are intended to prevent a Section 382 "ownership change," which if not complied with, could result in the forfeiture of such stock and related dividends or substantial dilution of the stock ownership, respectively; and
•Delaware law and our charter documents may impede or discourage a takeover or change of control, which could adversely affect the price of our common stock.
Risks Related to Our Business

Our activities may be adversely affected by global pandemics, including the global outbreak of the novel coronavirus (COVID-19), which may prevent us from meeting our targeted production levels and/or executing our planned development initiatives (including, but not limited to, the development of Blue Creek), negatively impact our customers’ demand for met coal and their ability to honor or renew contracts, adversely affect the health and welfare of Company personnel or prevent our vendors and contractors from performing normal and contracted activities.

The outbreak of COVID-19, which was first detected in Wuhan, China in December 2019 and declared a pandemic by the World Health Organization in March 2020, could have a material and adverse effect on our business, financial condition and results of operations. The outbreak has resulted, and may continue to result, in disruptions to economic and industrial activity worldwide. Though the global impact of COVID-19 is rapidly evolving and remains highly uncertain, the outbreak may ultimately cause a significant decline in global steel production and, in turn, reduce demand for met coal. As mentioned elsewhere in this Annual Report, we are highly dependent on the global steel industry. Our sales are primarily derived from coal shipments to customers located in regions that are, or may become, heavily affected by the COVID-19 outbreak, particularly Asia and Europe. Not only is steel production in these regions at risk of decline, but we may also face additional challenges in the event that transportation restrictions are put in place that affect our ability to deliver coal to our customers in these regions. These factors may influence our customers’ ability to honor or renew their contracts.

In addition to the potential impact on global met coal demand, COVID-19 or any other global pandemic may result in disruptions or restrictions on our employees’ ability to operate our coal mines in the ordinary course of business, which would restrict our production capacity. Similarly, we cannot predict how, if at all, the outbreak will affect our suppliers’ ability to provide the mining materials and equipment we require. If our production capacity or our ability to meet our supply needs is affected, our business and our financial results could be materially and adversely affected. Finally, the COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for our business and/or pursue our planned development projects, including the development of our Blue Creek mine. The extent to which COVID-19 or any other global pandemic will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy.

Deterioration in global economic conditions as they relate to the steelmaking industry, as well as generally unfavorable global economic, financial and business conditions, may adversely affect our business, results of operations and cash flows.

Demand for met coal depends on domestic and foreign steel demand. As a result, if economic conditions in the global steelmaking industry deteriorate as they have in past years, the demand for met coal may decrease. In addition, the global financial markets have been experiencing volatility and disruption over the last several years and, more recently, due to the COVID-19 pandemic. These markets have experienced, among other things, volatility in security prices, commodities and currencies, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. Weaknesses in global economic conditions have had an adverse effect and could have a material adverse effect on the demand for our met coal and, in turn, on our sales, pricing and profitability.

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

For the year ended December 31, 2020, we derived approximately 64.5% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our met coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing met coal from us, reduce the quantity of met coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our met coal due to market, economic or competitive conditions, including effects from the COVID-19 pandemic. If any of our major customers were to significantly reduce the quantities of met coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell met coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
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
A key element of our business strategy involves increasing production at our existing mines and developing Blue Creek recoverable reserves in a cost efficient manner. As we expand our business activities, there will be additional demands on our financial, technical, operational and management resources. These aspects of our strategy are subject to numerous risks and uncertainties, including:
•an inability to retain or hire experienced crews and other personnel and other labor relations matters;
•a lack of customer demand for our mined met coal;
•an inability to secure necessary equipment, raw materials or engineering in a timely manner to successfully execute our expansion plans;
•unanticipated delays that could limit or defer the production or expansion of our mining activities and jeopardize our long term relationships with our existing customers and adversely affect our ability to obtain new customers for our mined met coal; and
•a lack of available cash or access to sufficient debt or equity financing for investment in our expansion.
We may be unsuccessful or delayed in developing Blue Creek, which could significantly affect our operations and/or limit our long-term growth.

The development of Blue Creek will require substantial capital expenditures that we may not recover. In addition, during our development of Blue Creek we will face numerous financial, regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays in, or unexpectedly increase the costs associated with, the completion of Blue Creek. Accordingly, we may not be able to complete the development of Blue Creek on schedule, at the budgeted cost or at all, and any such delays or increased costs could have a material adverse effect on our financial condition, results of operations or cash flows. We initially delayed spending the $25.0 million that we budgeted for the development of the Blue Creek project until at least July 1, 2020 and have now further delayed the development of that project until at least summer 2021. Our planned development of Blue Creek involves numerous risks, including, but not limited to, the following:

•uncertainties in the national and worldwide economy and the price of met coal;

•our ability to obtain additional debt and/or equity financing to fund the development, permitting, construction and mining activities of Blue Creek on terms that are acceptable to us, or at all;

•the diversion of management’s attention from our existing mining operations;

•our ability to obtain favorable tax or other incentives;

•potential opposition from non-governmental organizations, local groups, or local residents;

•the fact that our development, construction, ramp-up and operating costs may be higher than our estimates and further increase our planned capital expenditure and liquidity requirements;

•shortages of construction materials and equipment or delays in the delivery of such materials and equipment;

•unanticipated facility or equipment malfunctions or breakdowns;

•delays from unexpected adverse geological and/or weather conditions, accidents, and other factors beyond our control, including the COVID-19 pandemic;

•failure to obtain, or delays in obtaining, all necessary governmental and third-party rights-of-way, easements, permits, licenses and approvals;

•local infrastructure conditions and other logistical challenges;

•the possibility that we may have insufficient expertise to engage in such development activity profitably or without incurring inappropriate amounts of risks;

•the fact that the coal reserves at Blue Creek may not be as economically recoverable as planned;

•difficulties in integrating Blue Creek with our existing mining operations and failure to achieve any estimated economies of scale; and

•our ability to hire qualified construction and other personnel.

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
•difficulties in the integration of the assets and operations of the acquired businesses;
•inefficiencies and difficulties that arise because of unfamiliarity with new assets and the businesses associated with them and new geographic areas;
•the possibility that we have insufficient expertise to engage in such activities profitably or without incurring inappropriate amounts of risk; and
•the diversion of management’s attention from other operations.
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

All of our met coal mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk. In addition, the majority of the met coal produced by our underground mining operations is sold to met coal customers who typically arrange and pay for transportation from the state-run docks at the Port of Mobile in Alabama to the point of use. As a result, disruption at the docks, port congestion and delayed met coal shipments may result in demurrage fees to us. If this disruption were to persist over an extended period of time, demurrage costs could significantly impact our profits. In addition, there are limited cost effective alternatives to the port. The cost of securing additional facilities and services of this nature could significantly increase transportation and other costs. An interruption of rail or port services could significantly limit our ability to operate and, to the extent that alternate sources of port and rail services are unavailable or not available on commercially reasonable terms, could increase transportation and port costs significantly. Further, delays of ocean vessels could affect our revenues, costs and relative competitiveness compared to the supply of met coal and other products from our competitors.
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

To fund our capital expenditures, we will be required to use cash from our operations, incur debt or sell equity securities. Using cash from operations will reduce cash available for maintaining or increasing our operations activities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings, on the other hand, may be limited by our financial condition at the time of any such financing or offering and the covenants in our existing debt agreements, as well as by general economic conditions, contingencies and uncertainties that are beyond our control, such as the COVID-19 pandemic. If cash flow generated by our operations or available borrowings under our bank financing arrangements are insufficient to meet our capital requirements and we are unable to access the capital markets on acceptable terms or at all, we could be forced to curtail the expansion of our existing mines and the development of our properties, which, in turn, could lead to a decline in our production and could materially and adversely affect our business, financial condition and results of operations..
Work stoppages, labor shortages and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs.
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2020, 67.2% of our employees were represented by the UMWA. In connection with the acquisition of certain assets of Walter Energy, we negotiated the CBA with the UMWA, which was ratified by UMWA’s members on February 16, 2016 and has a five-year term. If we are unable to negotiate the renewal of the CBA before its expiration date on April 1, 2021, our operations and our profitability could be adversely affected. Future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

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

Substantially all of our met coal sales consist of sales to international customers and we expect that international sales will continue to account for a substantial portion of our revenue. A number of foreign countries in which we sell our met coal implicate additional risks and uncertainties due to the different economic, cultural and political environments. Such risks and uncertainties include, but are not limited to:
•longer sales-cycles and time to collection;

•tariffs and international trade barriers and export license requirements, including any that might result from the current global trade uncertainties;

•fewer or less certain legal protections for contract rights;

•different and changing legal and regulatory requirements;

•potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended, or comparable foreign regulations;

•government currency controls;

•fluctuations in foreign currency exchange and interest rates; and

•political and economic instability, changes, hostilities and other disruptions (including as a result of the COVID-19 pandemic), as well as unexpected changes in diplomatic and trade relationships.

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
    New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows. On March 8, 2018, former President Trump signed proclamations imposing a 25 percent tariff on imports of certain steel mill products and aluminum products. The U.S. continues to impose tariffs of 7.5 percent and 25.0 percent on certain Chinese-origin products. In response to the tariffs imposed by the U.S., other countries, including China and European Union member countries have announced tariffs on U.S. goods and services. The continuation of these tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries, could result in reduced economic activity, increased costs in operating our business, reduced demand and changes in purchasing behaviors for met coal, limits on trade with the United States or other potentially adverse economic outcomes. In addition, trade conflicts between the U.S. and other nations that result in imposition of barriers to trade, such as import tariffs, could materially and adversely affect the international demand and pricing for our coal. While, the imposition of these trade barriers by other nations have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows. If these barriers endure, or are enhanced, our coal exports may decline, and increased domestic supply could cause competition among coal producers in the U.S. to intensify, potentially resulting in additional downward pressure on domestic coal prices and our business, financial condition and results of operations.
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

Risks Related to Our Industry

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

Our profitability depends on the prices at which we sell our met coal, which are largely dependent on prevailing market prices. A substantial or extended decrease in met coal pricing or the failure of a price recovery or stabilization following such decrease will negatively affect our operating cash flows. We have experienced significant price fluctuations in our met coal business, and we expect that such fluctuations will continue. Demand for, and therefore the price of, met coal is driven by a variety of factors, including, but not limited to, the following:

•the domestic and foreign supply and demand for met coal;

•the quantity and quality of met coal available from competitors;

•the demand for and price of steel;

•adverse weather, climatic and other natural conditions, including natural disasters;

•domestic and foreign economic conditions, including slowdowns in domestic and foreign economies and financial markets;

•global and regional political events;

•domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes and changes in energy policy and energy conservation measures that could adversely affect the met coal industry;

•capacity, reliability, availability and cost of transportation and port facilities, and the proximity of available met coal to such transportation and port facilities; and

•other factors beyond our control, such as terrorism, war, and pandemics, including the COVID-19 pandemic.

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

We rely on the met coal production from our two active met coal mines for substantially all of our revenues. For the year ended December 31, 2020, revenues from the sale of met coal accounted for approximately 97.3% of our total revenues. As noted above, demand for met coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. Recently, the COVID-19 pandemic has adversely affected the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. Any resulting economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. In addition, the ability of our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of control measures taken by us, other businesses and the government to curtail the spread of the virus, which may significantly affect the demand for met coal. When steel prices are lower, the prices that we charge steelmaking customers for our met coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to met coal.
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
Our mining operations, including our preparation and transportation infrastructure, are subject to inherent hazards and operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time. Specifically, underground mining and related processing activities present risks of injury to persons and damage to property and equipment. In addition, met coal mining is dependent upon a number of conditions beyond our control that can disrupt operations and/or affect our costs and production schedules at particular mines. These risks, hazards and conditions include, but are not limited to:
•variations in geological conditions, such as the thickness of the met coal seam and amount of rock embedded in the met coal deposit and variations in rock and other natural materials overlying the met coal deposit, that could affect the stability of the roof and the side walls of the mine;
•mining, process and equipment or mechanical failures, unexpected maintenance problems and delays in moving longwall equipment;

•the unavailability of raw materials, equipment (including heavy mobile equipment) or other critical supplies such as tires, explosives, fuel, lubricants and other consumables of the type, quantity and/or size needed to meet production expectations;
•adverse weather and natural disasters, such as heavy rains or snow, forest fires, flooding and other natural events, including seismic activities, ground failures, rock bursts or structural cave-ins or slides, affecting our operations or transportation to our customers;
•railroad delays or derailments;
•environmental hazards, such as subsidence and excess water ingress;
•delays and difficulties in acquiring, maintaining or renewing necessary permits or mining rights;
•availability of adequate skilled employees and other labor relations matters;
•security breaches or terroristic acts;
•unexpected mine accidents, including rock-falls and explosions caused by the ignition of met coal dust, natural gas or other explosive sources at our mine sites or fires caused by the spontaneous combustion of met coal or similar mining accidents;
•competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as natural gas extraction or oil and gas development; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
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
The number and quality of viable financing alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions associated with concerns about environmental impacts of carbon based fuels. Negative views with respect to environmental and social matters and related governance considerations could result in a low Environmental, Social, and Corporate Governance ("ESG") or sustainability score and could harm the perception of our Company by certain investors or result in the exclusion of our securities from consideration by those investors. In addition, there are fewer insurance companies willing to provide line of business coverages related to ESG concerns which can result in higher company premiums and retained losses.
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of GHGs, such as carbon dioxide and methane. Some of our operations, such as methane release resulting from met coal mining, directly emit GHGs.
Certain financial institutions, including banks and insurance companies, have taken actions to limit available financing, insurance and other services to entities that produce or use fossil fuels. Increasingly, the actions of such financial institutions and insurance companies are based upon non-standardized ESG or "sustainability" scores, ratings and benchmarking studies provided by various organizations that assess corporate governance related to environmental and social matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Further, there have been efforts in recent years by members of the general financial and investment communities, including investment advisors, sovereign wealth funds, public pension funds, universities and other institutional investors, to divest themselves and to promote the divestment of securities issued by companies involved in carbon based fuels or that have low ratings or scores in studies and assessments of the type noted above, including coal producers. These entities also have been pressuring lenders to limit financing available to such companies. Companies in the energy industry, and in particular those focused on coal, natural gas or petroleum extraction and refining, often perform less well under ESG assessments compared to companies in other industries. These may have adverse consequences including, but not limited to:
•restricting our ability to access capital and financial markets in the future;
•reducing the demand and price for our equity securities;
•increasing the cost of borrowing;
•causing a decline in our credit ratings;
•reducing the availability, and/or increasing the cost of, third-party insurance;
•increasing our retention of risk through self-insurance
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
•limiting our flexibility in business development activities such as the development of Blue Creek, mergers, acquisitions or divestitures.

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
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable met coal reserves. Reserve estimates are based on a number of sources of information, including engineering, geological, mining and property control maps and data, our operational experience of historical production from similar areas with similar conditions and assumptions governing future pricing and operational costs. We update our estimates of the quantity and quality of proven and probable met coal reserves at least annually to reflect the production of met coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating met coal quantities, qualities and costs to mine, including many factors beyond our control, such as the following:
•geological and mining conditions, including faults in the met coal seam;
•historical production from the area compared with production from other producing areas;
•the percentage of met coal ultimately recoverable;
•the assumed effects of regulations and taxes and other payments to governmental agencies;
•our ability to obtain, maintain and renew all required permits;
•future improvements in mining technology;
•assumptions concerning the timing of the development of the reserves; and
•assumptions concerning equipment and operational productivity, future met coal prices, operating costs, including those for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.
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

Risks Related to Regulatory Compliance
We are responsible for medical and disability benefits for black lung disease under federal law. We assumed certain historical self-insured black lung liabilities of Walter Energy and its subsidiaries incurred prior to April 1, 2016 in connection with the acquisition of certain assets of Walter Energy. We are self-insured for these black lung liabilities and have posted certain collateral with Department of Labor as described below. Changes in the estimated claims to be paid or changes in the amount of collateral required by the Department of Labor may have a greater impact on our profitability and cash flows in the future.

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the acquisition of certain assets of Walter Energy for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the Department of Labor requiring us to post $17.0 million in surety bonds or Treasury bills as collateral in addition to maintaining a black lung trust of $3.0 million that was acquired in the acquisition of certain assets of Walter Energy. We received a letter from the Department of Labor on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. In the event that we are not successful with respect to such appeal, we will be required to post additional collateral. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2020 were $36.9 million (net of the black lung trust). In future years, the Department of Labor could require us to increase the amount of the collateral which could negatively impact our cash flows.
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
Our businesses are subject to numerous federal, state and local laws and regulations with respect to matters such as:
•permitting and licensing requirements;
•employee health and safety, including occupational and mine health and safety;
•workers’ compensation;
•black lung disease;
•reclamation and restoration of property; and
•environmental laws and regulations, including those related to greenhouse gases and climate change, air quality, water quality, stream and surface water quality and protection, management of materials generated by mining operations, the storage, treatment and disposal of wastes, protection of plant and wildlife such as endangered species, protection of wetlands and remediation of contaminated soil and groundwater.
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
The SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Among other requirements, the SMCRA provides that the applicable regulatory authority may not issue a permit unless the operation has been designed to prevent material damage to the hydrologic balance outside the permit area. In 1983, the OSM issued rules providing that no land within 100 feet of a stream shall be disturbed by surface mining activities, unless specifically authorized by the regulatory authority. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, former President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule now apply, including OSM’s 1983 rule. It remains unclear whether and how additional actions by the Biden Administration could further impact regulatory or enforcement activities pursuant to the SMCRA.
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
Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, in response to a 2006 Supreme Court decision discussing the scope of CWA jurisdiction, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules could expand the scope of CWA jurisdiction, making more waters subject to the CWA's permitting and other requirements in the case of discharges. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules. The 2015 rules and the 2019 repeal are subject to several ongoing legal challenges. Also, on April 21, 2020, the EPA and the USACE published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the Clean Water Act. Several state and environmental groups have challenged the replacement rule. As a result of such recent developments, it remains unclear whether and how the rules will be implemented.
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
The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the coal mining industry. Changes in mining or environmental laws could increase costs and harm our business, financial condition and results of operations.

Joe Biden’s victory in the U.S. presidential election, as well as a closely divided Congress, may create regulatory uncertainty in the coal mining industry. During the election campaign, President Biden made comments suggesting that he was supportive of various programs and initiatives designed to, among other things, curtail climate change, clean up abandoned mines, and “green” the mining industry. Also, during his first week in office, President Biden issued several executive orders to, among other things, make climate considerations an essential element of U.S. policy. However, he has also called for heavy investment in infrastructure projects, many of which require the use of steel. It remains unclear what actions President Biden will take to implement his policy initiatives, and what support he will have for any potential legislature from Congress. Further, it is uncertain to what extent any new mining or environmental laws or regulations, or any repeal of existing mining or environmental laws or regulations, may affect our coal mining operations. However, such actions could materially increase our costs or impair our ability to explore and develop other mining projects, which could materially harm our business, financial condition and results of operations.

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
The SMCRA establishes operational, reclamation and closure standards for our mining operations. Alabama has a state law counterpart to SMCRA. We accrue for the costs of current mine disturbance and of final mine closure and reclamation, including the cost of treating mine water discharge where necessary. The amounts recorded are dependent upon a number of variables, including the estimated future closure costs, estimated proven reserves, assumptions involving profit margins, inflation rates and the assumed credit-adjusted risk-free interest rates. If these accruals are insufficient or our liability in a particular year is greater than currently anticipated, our future operating results could be materially affected.

Risks Related to our Financial Results and Finances
We have a substantial amount of indebtedness. Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments on the Notes.
As of December 31, 2020, we had approximately $418.4 million of outstanding indebtedness (consisting of $343.4 million of Notes, net of $3.5 million in unamortized debt discount, $38.5 million of financing lease obligations and $40.0 million drawn under our ABL Facility), all of which are secured, and $31.6 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
Our substantial indebtedness could have important consequences for us. For example, it could:
•restrict us from making strategic acquisitions, engaging in development activities, introducing new technologies or exploiting business opportunities;
•cause us to make non-strategic divestitures;
•require us to dedicate a substantial portion of our cash flow from operations to the repayment of our indebtedness, thereby reducing funds available to us for other purposes, including the payment of quarterly dividends or any special dividends, as well as engaging in any stock repurchases;
•limit our flexibility in planning for, or reacting to, changes in our operations or business;
•limit our ability to raise additional capital for working capital, capital expenditures, operations, debt service requirements, strategic initiatives or other purposes;
•limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets;
•prevent us from raising the funds necessary to repurchase all of the Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the indenture governing the Notes;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the indenture governing the Notes and the agreements governing other indebtedness;
•make us more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;
•make us more vulnerable to downturns in our business or the economy; or
•expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the ABL Facility, are at variable rates of interest and are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement (as defined below).
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
Our ability to pay principal and interest on the Notes and the ABL Facility and to satisfy our other debt obligations will depend upon, among other things:
•our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control; and

•our future ability to borrow under the ABL Facility, the availability of which depends on, among other things, our complying with the covenants in the ABL Facility.
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
As of December 31, 2020, we had approximately $418.4 million of total debt outstanding (consisting of $343.4 million of Notes, net of $3.5 million in unamortized debt discount, $38.5 million of financing lease obligations and $40.0 million drawn under our ABL Facility). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2020, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2020, the Company had $31.6 million of availability under the ABL Facility (calculated net of $9.4 million of letters of credit issued and outstanding at such time). Although covenants under the indenture governing the Notes and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the indenture governing the Notes and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
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
The ABL Facility and the indenture governing the Notes contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things:
•incur additional debt, guarantee indebtedness or issue certain preferred shares;
•pay dividends on or make distributions in respect of, or repurchase or redeem, our capital stock or make other restricted payments;

•prepay, redeem or repurchase subordinated debt;
•make loans or certain investments;
•sell certain assets;
•grant or assume liens;
•consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;
•enter into certain transactions with our affiliates;
•alter the businesses we conduct;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•designate our subsidiaries as unrestricted subsidiaries.
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
A failure to comply with the covenants under the ABL Facility or any of our other future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders thereunder:
•will not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable and terminate all commitments to extend further credit;
•could require us to apply all of our available cash to repay these borrowings; or
•could effectively prevent us from making debt service payments on the Notes (due to a cash sweep feature).
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
In connection with the acquisition of certain assets of Walter Energy consummated on March 31, 2016, we acquired deferred tax assets primarily associated with NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. A valuation allowance was established on our opening balance sheet at April 1, 2016 because it was more likely than not that a portion of the acquired deferred tax assets would not be realized in the future. At December 31, 2017, we had a $312.5 million valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets. For 2017, we recorded a pre-tax profit of $471.0 million; however, we remained in a three-year cumulative loss position, had limited operating results as a new Company and given the industry's recent history of significant losses concluded as of December 31, 2017 that another year of significant profitability was needed to support a release of the valuation allowance.
During 2018, we continued our trend of sustained profitability, recording a pre-tax profit of $367.1 million for the year. During the fourth quarter of 2018, after considering all relevant factors, we concluded that our deferred income tax assets are more likely than not to be realized. In evaluating the likelihood of utilizing our net deferred tax assets, the significant relevant factors that we considered are: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) estimate of future HCC prices; (4) we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, we released our valuation allowance against our net deferred income tax assets, primarily resulting in the $65.4 million benefit in our provision for income taxes. As of December 31, 2020, we have considered all positive and negative evidence and concluded that our deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required.
Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change, an adjustment by a tax authority or changes in state and federal tax legislation. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. At December 31, 2020, we had federal and state NOLs of approximately $920.7 million and $995.8 million, respectively. In addition,we have approximately $18.6 million of general business credits. These NOLs and income tax credit carryforwards collectively represent a deferred tax asset of approximately $253.8 million.
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
A company’s ability to deduct its NOLs and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 or if similar provisions of state law apply. We experienced an ownership change in connection with the acquisition of certain assets of Walter Energy and as such, the limitations under Section 382 would generally apply unless an exception to such rule applies. An exception to the limitation rules of Section 382 is applicable to certain companies under the jurisdiction of a bankruptcy court. Due to certain uncertainties as to whether such exception applies to us, we filed a request for a private letter ruling from the IRS on these points.
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

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” The 382 Transfer Restrictions were originally set to expire in April 2020. Pursuant to the amendment to the certificate of incorporation approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on April 23, 2019, the Company will effect a three-year extension of the Transfer Restrictions, which became effective on March 18, 2020 upon the filing of a certificate of amendment setting forth such amendment with the Secretary of State of the State of Delaware. In addition, on February 14, 2020, we adopted a NOLs rights agreement (the “Rights Agreement”) to supplement the 382 Transfer Restrictions. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Rights Agreement.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions or the Rights Agreement that may cause an ownership shift. In doing so, we expect to first perform the calculations necessary to confirm that our ability to use our NOLs and other federal income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, the Board may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions and the Rights Agreement, if such transaction is determined not to be detrimental to the utilization of our NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our NOLs and other federal income tax attributes. For more information, see “-Risks Related to the Ownership of Our Common Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”
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

The market price of our common stock could fluctuate significantly due to a number of factors, including:

•our quarterly or annual earnings, or those of other companies in our industry;

•actual or anticipated fluctuations in our operating and financial results, including reserve estimates;

•changes in accounting standards, policies, guidance, interpretations or principles;

•the public reaction to our press releases, our other public announcements and our filings with the SEC;

•announcements by us or our competitors of significant acquisitions, dispositions or innovations;

•changes in financial estimates and recommendations by securities analysts following our stock, or the failure of securities analysts to cover our common stock;

•changes in earnings estimates by securities analysts or our ability to meet those estimates;

•the operating and stock price performance of other comparable companies;

•declaration of bankruptcy by any of our customers or competitors;

•general economic conditions, overall market fluctuations, and changes in the price of met coal, steel or other commodities, including the impact of the COVID-19 pandemic on any of the foregoing;

•additions or departures of key management personnel;

•actions by our stockholders;

•the trading volume of our common stock;

•sales of our common stock by us or the perception that such sales may occur; and

•changes in business, legal or regulatory conditions, or other developments (including the COVID-19 pandemic) affecting participants in, and publicity regarding, the met coal mining business, the domestic steel industry or any of our significant customers.

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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. In addition, the issuance of such preferred stock could make it more difficult for a third party to acquire us. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock. On February 14, 2020, the Company entered into the Rights Agreement. In connection with the adoption of the Rights Agreement, the Board approved a certificate of designations of Series A Junior Participating Preferred Stock designating 140,000 shares of preferred stock, which was filed on February 14, 2020 with the Secretary of State of the State of Delaware and became effective on such date. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Designation of Series A Junior Participating Preferred Stock.”
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

On February 14, 2020, we adopted the Rights Agreement to supplement the 382 Transfer Restrictions. In general terms, the Rights Agreement works by imposing a significant penalty upon any person or group that acquires 4.99% or more of the outstanding common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without the approval of the Board. Under the Rights Agreement, from and after February 28, 2020, each share of our common stock carries with it one preferred share purchase right until the earlier of the date when the preferred share purchase rights become exercisable or expire. The Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the outstanding common stock but do own 4.99% or more in value of the Company’s outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Rights Agreement.

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
The existence of some provisions in our certificate of incorporation and bylaws and Delaware corporate law, as well as the Rights Agreement, could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:
•the Board's ability to issue, from time to time, one or more series of preferred stock and, with respect to each such series, to fix the terms thereof by resolution;
•provisions relating to the appointment of directors upon an increase in the number of directors or vacancy on the Board;
•provisions requiring stockholders to hold at least a majority of our outstanding common stock in the aggregate to request special meetings;
•provisions that restrict transfers of our stock (including any other instruments treated as stock for purposes of Section 382) that could limit our ability to utilize NOLs;
•provisions that provide that the doctrine of “corporate opportunity” will not apply with respect to the Company, to any of our stockholders or directors, other than any stockholder or director that is an employee, consultant or officer of ours; and
•provisions that set forth advance notice procedures for stockholders’ nominations of directors and proposals for consideration at meetings of stockholders.

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
Subject to the limitations of applicable law, our certificate of incorporation, among other things:
•permits us to enter into contracts and transactions in which one or more of our officers or directors may be a party to or may be financially or otherwise interested in so long as such contract or transaction is approved by the Board in accordance with the DGCL;
•permits any of our stockholders or non-employee directors and their affiliates to engage in a corporate opportunity in the same or similar business activities or lines of business in which we engage or propose to engage, compete with us and to make investments in any kind of property in which we may make investments and will not be deemed to have (i) acted in a manner inconsistent with his or her fiduciary or other duties to us regarding the opportunity, (ii) acted in bad faith or in a manner inconsistent with our best interests or (iii) be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that they have engaged in such activities; and
•provides that if any of our stockholders, non-employee directors or their affiliates acquire knowledge of a potential business opportunity, transaction or other matter (other than one expressly offered to any non-employee director in writing solely in his or her capacity as our director ), such stockholder, non-employee director or affiliate will have no duty to communicate or offer that opportunity to us, and will be permitted to pursue or acquire such opportunity or offer that opportunity to another person and will not be deemed to have (i) acted in a manner inconsistent with his or her fiduciary or other duties to us regarding the opportunity, (ii) acted in bad faith or in a manner inconsistent with our best interests or (iii) be liable to us or our stockholders for breach of any fiduciary duty by reason of the fact that they have pursued or acquired such opportunity or offered the opportunity to another person.
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

Blue Creek Energy
ALABAMA
4 North Portal
Jefferson
Tuscaloosa
Mine No. 7
East Portal
7 North Portal
Mine No. 4 & Prep. Plant
Barge Loading Facility
Mine No. 7 & Prep. Plant
Central Shop & Central Supply
Training Center
Mine No. 5 Prep. Plant
Central Lab
Central Mining Office
Huntsville
Birmingham
Montgomery
Mobile
Interstate Highways
US Highways
0
50 KM
50 Miles

Our administrative headquarters and production facilities as of December 31, 2020 were as follows:

		Land Acreage		Building Square Footage
Business Unit/Location (State/County/Town)	Principal Operations	Leased	Owned	Leased	Owned
Warrior Met Coal Mining, LLC
Alabama/Tuscaloosa/Brookwood	Administrative headquarters & mine support facilities	—	—	—	668,764
Alabama/Jefferson & Tuscaloosa/Adger & Brookwood	Coal mines, mine support facilities, land holdings & barge loadout	18,504	46,323	—	—
Alabama/Mobile/Mobile	Administrative headquarters, mine support facilities & real estate	—	—	1,471	—
Warrior Met Coal BCE, LLC
Alabama/Jefferson/Adger	Real estate	—	223	—	—
Alabama/Tuscaloosa/Whitson	Coal mines & land holdings	26,194	2,112	—	2,360
Warrior Met Coal Gas, LLC
Alabama/Tuscaloosa/Tuscaloosa	Administrative headquarters & mine support facilities	10	28	—	15,425
Alabama/Tuscaloosa & Fayette /Various	Natural gas fields-developed	86,922	—	—	—
Warrior Met Coal Land, LLC
Alabama/Various/Various	Real estate	—	21,042	400	12,430
Alabama/Various/Various	Real estate-mineral interest only	—	170,061	—	—
Warrior Met Coal TRI, LLC
Alabama/Tuscaloosa/ Brookwood	Real estate	—	187	—	—
Warrior Met Coal LA, LLC
Louisiana/Terrebonne/Houma	Real estate	—	1,304	—	—
Warrior Met Coal WV, LLC
West Virginia/Various/Various	Real estate	—	2,510	—	—
West Virginia/Various/Various	Real estate-mineral interest only	—	3,740	—	—
Estimated Recoverable Coal Reserves
The estimates of our proven and probable reserves as of December 31, 2020 included in this Annual Report (i) for our Mine No. 4 and Mine No. 7 were prepared by Marshall Miller, (ii) for our Blue Creek mine were prepared by Stantec, and (iii) for our other mining properties described in this Annual Report were prepared by McGehee Engineering Corp. ("McGehee"). Within Marshall Miller, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Mine No. 4 and Mine No. 7 is K. Scott Keim. Within Stantec, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our Blue Creek mine is Pat Akers. Within McGehee, the technical person primarily responsible for preparing the estimates of our proven and probable reserves for our mining properties owned by Warrior Met Coal TRI, LLC and Warrior Met Coal Land, LLC is Sanford M. Hendon.
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
“Reserves” are defined by the SEC Industry Guide 7 as that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. Industry Guide 7 divides reserves between “proven (measured) reserves” and “probable (indicated) reserves,” which are defined as follows:
•“Proven (Measured) Reserves.” Reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites for inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established.
•“Probable (Indicated) Reserves.” Reserves for which quantity and grade and/or quality are computed from information similar to that used for proven (measured) reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than that for proven (measured) reserves, is high enough to assume continuity between points of observation.
As of December 31, 2020, we had estimated reserves totaling 210.4 million metric tons, of which 103.3 million metric tons, or 49.1%, were “assigned” recoverable reserves that were either being mined, were controlled and accessible from a then active mine, or located at idled facilities where limited capital expenditures would be required to initiate operations when conditions warrant. The remaining 107.1 million metric tons were classified as “unassigned,” representing coal at currently non-producing locations that we anticipate mining in the future, but which would require significant additional development capital before operations could begin.
Our reserve estimates are predicated on engineering, economic, and geological data assembled and analyzed by internal engineers, geologists and finance associates, as well as third-party consultants. We update our reserve estimates annually to reflect past coal production, new drilling information and other geological or mining data, and acquisitions or sales of coal properties.

The following table provides the location and coal reserves associated with each mine or potential mine as of December 31, 2020:

As of December 31, 2020
(in thousands of metric tons)(1)

					Recoverable Reserves(2)			Reserve Control(5)
Location/Mine	Type(7)	Status of Operation(6)	Coal Bed	Assigned/ Unassigned(4)	Reserves(2)	Proven(3)	Probable(3)	Owned	Leased
Alabama:
Warrior Met Coal Mining, LLC
No. 4	U	Production	Blue Creek/Mary Lee	Assigned	40,676	40,621	54	—	40,675
No. 7	U	Production	Blue Creek/Mary Lee	Assigned	56,818	40,432	16,386	466	56,352
Warrior Met Coal BCE, LLC
Blue Creek	U	Exploration	Mary Lee	Unassigned	103,042	64,309	38,733	2,624	100,418
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing(8)	S	Idled	Brookwood	Assigned	2,609	2,609	—	2,609	—
Warrior Met Coal Land, LLC
Beltona East	S	Development	Black Creek	Unassigned	1,013	1,013	—	1,013	—
Bull Gap Mine	S	Development		Unassigned	624	624	—	624	—
Carter West	S	Development		Unassigned	8	8	—	8	—
Howton	S	Idled	Brookwood	Unassigned	271	271	—	271	—
Kimberly	S	Development	Black Creek	Unassigned	128	128	—	128	—
Morris(8)	S	Production	Mary Lee	Assigned	3,191	3,191	—	3,191	—
Searles 8 & 10(8)	S	Production	Brookwood	Assigned	6	6	—	6	—
Searles BW-UG	U	Exploration		Unassigned	2,032	2,032	—	2,032	—

Total Alabama					210,418	155,244	55,173	12,972	197,445

Total Warrior Met Coal					210,418	155,244	55,173	12,972	197,445

(1)    1 metric ton is equivalent to 1.102311 short tons.
(2)    Reserves are that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. Recoverable reserves represent the amount of proven and probable reserves that can actually be recovered taking into account all mining and preparation losses involved in producing a saleable product using existing methods under current law. Recoverable reserve estimates incorporate losses for dilution and mining recovery based upon a 95% longwall recovery, 35% to 40% continuous miner recovery and a 95% preparation plant efficiency. The ranges of met coal sales prices used to assess our reserves were $103 and $93 per metric ton (which represents a 3-year average between 2014 and 2016) at Mine No. 4 and Mine No. 7, respectively, and $117 per metric ton at Blue Creek. We believe that the ranges of met coal sales prices used to assess our reserves exclude favorable changes in met coal prices since such time. For example, our average net selling price per metric ton realized for Mine No. 4 and Mine No. 7 for the year ended December 31, 2020 was $113.12 per metric ton, which was a year in which met coal prices were negatively impacted by the COVID-19 pandemic, and at the time of the Blue Creek reserve study was $195 per metric ton. Our mineral reserves were also assessed using a historical three year average met coal sales price to determine the reserves were economical. Mine No. 4 and Mine No. 7 proven reserves were estimated within a 3/4 mile radius from point of measurement with thickness and representative coal quality and probable reserves were estimated within a 3/4 mile radius from a point of measurement with thickness but no representative coal quality. Mine No. 4 and Mine No. 7 mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent which represents the margin of error of a standard final feasibility study. Blue Creek and our surface mines proven reserves were estimated within a 3/4 mile radius from point of measurement. Blue Creek mineral reserves were estimated within an accuracy threshold of plus or minus 25 percent which represents the margin of error of a standard pre-feasibility study. Blue Creek is an adjacent property to our existing operating Mines No. 7 and No. 4 and could allow for either a continuation of current production levels or allow for additional tons to be brought to market. This property has similar mining conditions, measured geology and the ability to utilize equipment and infrastructure from our current operations.
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
The following table provides a summary of the quality of our reserves as of December 31, 2020:
Estimated Recoverable Coal Reserves (Continued)
As of December 31, 2020
(in thousands of metric tons)(1)

			Quality			Average Coal Seam Thickness	Date Mine:
Location/Mine	Reserves	Type(2)	% Ash	% Sulfur	BTU/lb.	(in Feet)	Acquired/ Opened	Ceased/ Idled
Alabama:
Warrior Met Coal Mining, LLC
No. 4 (3)	40,676	LVM/MVM	10.76	0.76	N/A	6.50	1976	N/A
No. 7	56,818	LVM	9.53	0.62	N/A	5.40	1978	N/A
Warrior Met Coal BCE, LLC
Blue Creek	103,042	HVM	9.10	0.70	N/A	5.20	N/A	N/A
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,609	M/T	11.23	1.23	12,575	10.43	2011	2013
Warrior Met Coal Land, LLC
Beltona East	1,013	M/T	7.79	2.58	14,162	4.88	N/A	N/A
Bull Gap Mine	624	M/T	4.07	1.54	14,013	4.98	N/A	N/A
Carter West	8	M/T	6.57	1.58	13,937	1.10	N/A	N/A
Howton	271	M/T	12.80	1.27	12,619	7.52	2006	2009
Kimberly	128	M/T	6.47	2.32	13,748	5.58	N/A	N/A
Morris	3,191	T	20.46	1.19	11,260	5.12	2014	N/A
Searles 8	6	M/T	13.34	1.24	12,307	5.90	2013	N/A
Searles BW-UG	2,032	T	15.89	0.95	11,587	3.57	N/A	N/A

Total Alabama	210,418

Total Warrior Met Coal	210,418

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

The following table provides a summary of information regarding our mining operations as of December 31, 2020:

				Transportation		Preparation Plant
Location/Mine	Reserves (thousands of metric tons)(1)	Type(2)	Mining Equipment(3)	Rail	Other(4)	Capacity (metric tons per hr)	Utilization %	Source of Power(5)
Alabama:
Warrior Met Coal Mining, LLC
No. 4	40,676	U	LW,CM	CSX	T,B	1,180	80%	ALPCO
No. 5*	N/A	N/A	N/A	N/A	N/A	907	86%	ALPCO
No. 7	56,818	U	LW,CM	CSX	T,B	1,270	90%	ALPCO
Warrior Met Coal BCE, LLC
Blue Creek	103,042	U	In exploration or development
Warrior Met Coal TRI, LLC
Carter/Swann’s Crossing	2,609	S	S,T	N/A	T,B	N/A	N/A	ALPCO
Warrior Met Coal Land, LLC
Beltona East	1,013	S	In exploration or development
Bull Gap Mine	624	S	In exploration or development
Carter West	8	S	In exploration or development
Howton	271	S	S,T	N/A	T	N/A	N/A	ALPCO
Kimberly	128	S	In exploration or development
Morris	3,191	S	S,T	N/A	T	N/A	N/A	ALPCO
Searles 8	6	S	S,T	N/A	T	N/A	N/A	ALPCO
Searles BW-UG	2,032	U	In exploration or development

Total Alabama	210,418

Total Warrior Met Coal	210,418

(1)    1 metric ton is equivalent to 1.102311 short tons.
(2)    Type of Mine: S = Surface; U = Underground
(3)    Mining Equipment: D = Dragline; S = Shovel/Excavator/Loader; T = Trucks; LW = Longwall; CM = Continuous Miner; H=Highwall Miner
(4)    Transportation: Other T = Trucks; B = Barge Loadout availability
(5)    Source of Power: ALPCO = Alabama Power Company
*    Represents a preparation plant

The following table provides the production (in thousands) and average coal selling price per metric ton for our operating mines for each of the three years ended December 31, 2020, 2019 and 2018:

	Production(1) / Average Coal Selling Price Per Metric Ton
Location/Mine	2020		2019		2018
Alabama:
Warrior Met Coal Mining, LLC
No. 4	1,956	$115.87	2,015	$161.78	1,939	$182.20
No. 7	5,176	$112.19	5,669	$173.91	5,078	$198.06

Total Alabama	7,132		7,684		7,017

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

Holders

As of February 22, 2021, we had approximately 422 holders of record of our common stock.

Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2020:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	812,396(2)	$—	4,977,874
2016 Equity Incentive Plan	43,580(3)	$—	— (4)
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.
(2) The number of securities to be issued under our 2017 Equity Incentive Plan represents 799,240 unvested restricted stock units and 13,157 shares of common stock issuable upon settlement of vested restricted stock unit awards.
(3) The number of securities to be issued under our 2016 Equity Incentive Plan represents 43,580 shares of common stock issuable upon settlement of a vested phantom unit award.
(4) While our 2016 Equity Incentive Plan remains in effect with respect to awards granted prior to the effectiveness of our 2017 Equity Incentive Plan, no further awards will be granted under the 2016 Equity Plan.

Stock Repurchases
There were no share repurchases of our common stock made during the quarter ended December 31, 2020.
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
The following graph shows a comparison from April 13, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2020 of the cumulative total return for our common stock, the Russell 3000 Stock Index and a peer group comprised of Arch Resources, Inc. and Peabody Energy Corp ("Custom Composite Index"). The Custom Composite Index reflects publicly listed U.S. companies within the coal industry of similar size and product type. The graph assumes that $100 was invested on April 13, 2017 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.

Item 6. Selected Historical Financial Data

The following tables set forth our selected historical financial data as of and for each of the periods indicated. The selected consolidated historical financial data as of December 31, 2020 and 2019, for the years ended December 31, 2020, December 31, 2019, and December 31, 2018 is derived from the audited consolidated financial statements of the Successor included elsewhere in this Annual Report. The selected consolidated historical financial data as of December 31, 2018 and 2017, for the year ended December 31, 2017 and for the nine months ended December 31, 2016 is derived from the audited consolidated financial statements of the Successor included in our Annual Report on Form 10-K for the year ended December 31, 2018 (the “2018 Annual Report”) and the selected combined historical financial data for the three months ended March 31, 2016 is derived from the audited combined historical financial statements of our Predecessor included in the 2018 Annual Report. The term “Successor” refers to (1) Warrior Met Coal, LLC and its subsidiaries for periods beginning as of April 1, 2016 and ending immediately before the completion of our corporate conversion and (2) Warrior Met Coal, Inc. and its subsidiaries for periods beginning with the completion of our corporate conversion and thereafter. The term “Predecessor” refers to the assets acquired and liabilities assumed by Warrior Met Coal, LLC from Walter Energy in the Asset Acquisition on March 31, 2016. The Predecessor periods included in the 2018 Annual Report begin as of January 1, 2016 and end as of March 31, 2016
You should read this selected consolidated and combined historical financial data together with “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and related notes thereto included elsewhere in this Annual Report or the 2018 Annual Report, as applicable. Our historical results are not necessarily indicative of our future results of operations, financial position and cash flows.

	Successor					Predecessor
	For the years ended December 31,				For the nine months ended December 31,	For the three months ended March 31,
	2020	2019	2018	2017	2016	2016
Statements of Operations Data :	(in thousands except per share data)
Revenues:
Sales	$761,871	$1,235,998	$1,342,683	$1,124,645	$276,560	$65,154
Other revenues	20,867	32,311	35,324	44,447	21,074	6,229
Total revenues	782,738	1,268,309	1,378,007	1,169,092	297,634	71,383
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	625,170	720,745	716,645	592,530	244,723	72,297
Cost of other revenues (exclusive of items shown separately below)	33,736	29,828	10,172	28,422	19,367	4,698
Depreciation and depletion	118,092	97,330	97,209	75,413	47,413	28,958
Selling, general and administrative	32,879	37,014	36,626	36,453	20,507	9,008
Other postretirement benefits	—	—	—	—	—	6,160
Restructuring costs	—	—	—	—	—	3,418
Transaction and other costs	—	—	9,068	12,873	13,568	—
Total costs and expenses	809,877	884,917	869,720	745,691	345,578	124,539
Operating (loss) income	(27,139)	383,392	508,287	423,401	(47,944)	(53,156)
Interest expense, net	(32,310)	(29,335)	(37,314)	(6,947)	(1,711)	(16,562)
Loss on early extinguishment of debt	—	(9,756)	—	—	—	7,920
Other income	3,544	22,815	—	—	—	—
(Loss) income before income taxes	(55,905)	367,116	470,973	416,454	(49,655)	(61,798)
Income tax (benefit) expense (1)	(20,144)	65,417	(225,814)	(38,592)	18	18
Net (loss) income	$(35,761)	$301,699	$696,787	$455,046	$(49,637)	$(61,816)
Basic and diluted net (loss) income per share:
Net (loss) income per share—basic	$(0.70)	$5.87	$13.19	$8.62
Net (loss) income per share—diluted	$(0.70)	$5.86	$13.17	$8.62
Weighted average number of shares outstanding—basic	51,168	51,363	52,812	52.8
Weighted average number of shares outstanding— diluted	51,168	51,493	52,918	52.806
Dividends per share(2):	$0.20	$4.61	$6.73	$14.92

Statements of Cash Flow Data:
Cash provided by (used in):
Operating activities	$112,626	$532,814	$559,396	$434.512	$(9,187)	$(40,698)
Investing activities	$(108,189)	$(134,213)	$(107,629)	$(92.625)	$(30,884)	$(5,422)
Financing activities	$14,096	$(411,623)	$(281,626)	$(458.279)	$192,727	$(6,240)
__________________
(1) The income tax benefit recorded for the year ended December 31, 2018 is primarily due to the NOL valuation allowance release (see Note 7 to our consolidated financial statements included elsewhere in this Annual Report).
(2) The dividends per share paid for the year ended December 31, 2017 reflect two special cash dividends that were paid in the aggregate amount of $790.0 million.

	Successor				Predecessor
	December 31, 2020	December 31, 2019	December 31, 2018	December 31, 2017	December 31, 2016
	(in thousands)
Balance Sheet Data:
Cash and cash equivalents	$211,916	$193,383	$205,577	$35,470	$150,045
Working capital(1)	$297,165	$315,094	$345,497	$163,614	$228,986
Mineral interests, net	$100,855	$110,130	$120,427	$130,004	$143,231
Property, plant and equipment, net	$637,108	$606,200	$540,315	$536,745	$496,959
Total assets	$1,393,936	$1,344,264	$1,395,040	$993,315	$947,631
Long-term debt	$379,908	$339,189	$468,231	$342,948	$3,725
Total liabilities	$668,695	$578,682	$682,428	$580,292	$194,664
Total stockholders’ equity	$725,241	$765,582	$712,612	$413,023	$752,967
__________________
(1) Working capital consists of current assets less current liabilities, excluding current portion of long-term debt.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2020, December 31, 2019, and December 31, 2018. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
As of December 31, 2020, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 97.5 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 103.0 million metric tons of recoverable reserves. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Index. Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to MV. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
The global steelmaking industry's demand for met coal is also affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of the novel coronavirus ("COVID-19"), which has spread from China to many other countries including the United States. In March 2020, the World Health Organization ("WHO") declared COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, we continue to operate our mines in a safe manner under the guidelines issued by the Centers for Disease Control and Prevention and Alabama State Health Department. This includes, among other things, eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with masks, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing the temperature of all employees. As of the filing of this Form 10-K, we have not had to idle or temporarily idle our mines.
Notwithstanding our continued operations, COVID-19 has had and may continue to have further negative impacts on our two operating mines, supply chain, transportation networks and customers, which may compress our margins, and reduce demand for the met coal that we produce, including as a result of preventative and precautionary measures that we, other businesses and governments are taking. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. A prolonged economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of one of our mines, customers or critical suppliers, or the McDuffie Coal Terminal at the Port of Mobile in Alabama, or a disruption to our rail and barge carriers, which would delay or prevent deliveries to our customers, among others.
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

In light of the uncertainties regarding the duration of the COVID-19 pandemic and its overall impact on the Company, its operations and the global economy, we withdrew our full-year 2020 guidance issued on February 19, 2020 and will not provide full year 2021 guidance at this time. We also continue to appropriately adjust our operational needs, including managing our expenses, capital expenditures, working capital, liquidity and cash flows. In addition, as a precautionary measure, we borrowed $70.0 million under the ABL Facility on March 24, 2020 ( the "ABL Draw") in order to increase the Company's cash position and preserve financial flexibility. In June 2020, we reduced the principal amount of the outstanding ABL Draw by $30.0 million. As of December 31, 2020, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. We intend on retaining the funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak. We also delayed spending the $25.0 million that we budgeted for the development of Blue Creek until at least summer 2021 and temporarily suspended our New Stock Repurchase Program. Our financial approach continues to focus on cash flow management and protecting the balance sheet in order to strategically move through this period of uncertainty and mitigate potential long-term impacts to the business (see Liquidity and Capital Resources below).
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

	For the years ended December 31,
	2020	2019	2018
(in thousands)
Segment Adjusted EBITDA	$136,701	$515,253	$626,038
Metric tons sold	6,735	7,240	6,931
Metric tons produced	7,132	7,683	7,017
Gross price realization (1)	96%	98%	97%
Average net selling price per metric ton	$113.12	$170.72	$193.72
Cash cost of sales per metric ton	$92.31	$99.15	$103.35
Adjusted EBITDA	$108,276	$485,693	$601,901
(1) Gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index.
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net (loss) income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, and certain transactions or adjustments that the CEO, our Chief Operating Decision Maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure;
•the ability of our assets to generate sufficient cash flow to pay distributions;
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
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to GAAP, are classified in the Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it free-on-board at the Port of Mobile in Alabama. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities, such as Blue Creek.
We believe that this non-GAAP financial measure provides additional insight into our operating performance, and reflects how management analyzes our operating performance and compares that performance against other companies on a consistent basis for purposes of business decision making by excluding the impact of certain items that management does not believe are indicative of our core operating performance. We believe that cash costs of sales presents a useful measure of our controllable costs and our operational results by including all costs incurred to produce met coal and sell it free-on-board at the Port of Mobile in Alabama. Period-to-period comparisons of cash cost of sales are intended to help management identify and assess additional trends potentially impacting our Company that may not be shown solely by period-to-period comparisons of cost of sales. Cash cost of sales should not be considered an alternative to cost of sales or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash cost of sales excludes some, but not all, items that affect cost of sales, and our presentation may vary from the presentations of other companies. As a result, cash cost of sales as presented below may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of cash cost of sales to total cost of sales, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the years ended December 31,
	2020	2019	2018
(in thousands)
Cost of sales	$625,170	$720,745	$716,645
Asset retirement obligation accretion and valuation adjustment	(1,702)	(1,519)	875
Stock compensation expense	(1,789)	(1,405)	(1,214)
Cash cost of sales	$621,679	$717,821	$716,306
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income before net interest expense, income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion and valuation adjustments, transaction and other costs, loss on early extinguishment of debt and other income and expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities, such as Blue Creek.

We believe that the presentation of Adjusted EBITDA in this Annual Report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net (loss) income. Adjusted EBITDA should not be considered an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments excludes some, but not all, items that affect net (loss) income and our presentation of Adjusted EBITDA may vary from that presented by other companies.
The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the years ended December 31,
	2020	2019	2018
(in thousands)
Net (loss) income	$(35,761)	$301,699	$696,787
Interest expense, net	32,310	29,335	37,314
Income tax (benefit) expense	(20,144)	65,417	(225,814)
Depreciation and depletion	118,092	97,330	97,209
Asset retirement obligation accretion and valuation adjustment (1)	2,631	(7,891)	(19,942)
Stock compensation expense (2)	7,602	5,820	6,405
Other non-cash accretion and valuation adjustments (3)	6,014	7,042	874
Transaction and other costs (4)	—	—	9,068
Loss on early extinguishment of debt (5)	—	9,756	—
Other income and expenses (6)	(2,468)	(22,815)	—
Adjusted EBITDA	$108,276	$485,693	$601,901

(1)Represents non-cash accretion expense and valuation adjustment associated with our asset retirement obligations (see Note 8 to our consolidated financial statements).
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense and valuation adjustment associated with our black lung obligations (see Note 10 to our consolidated financial statements).
(4)Represents non-recurring costs incurred by the Company in connection with the offering of the Notes (see Note 13 to our consolidated financial statements) and the Secondary Equity Offerings (as defined in Note 17).
(5)Represents a loss incurred in connection with the early extinguishment of debt (see Note 13 to our consolidated financial statements)
(6)Represents settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA and other Walter Claims (each discussed below) less incremental expenses incurred by the Company related to COVID-19.

Results of Operations
Year Ended December 31, 2020 and 2019
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended December 31, 2020 and 2019.

	For the years ended December 31,
(in thousands)	2020	% of Total Revenues	2019	% of Total Revenues
Revenues:
Sales	$761,871	97.3%	$1,235,998	97.5%
Other revenues	20,867	2.7%	32,311	2.5%
Total revenues	782,738	100.0%	1,268,309	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	625,170	79.9%	720,745	56.8%
Cost of other revenues (exclusive of items shown separately below)	33,736	4.3%	29,828	2.4%
Depreciation and depletion	118,092	15.1%	97,330	7.7%
Selling, general and administrative	32,879	4.2%	37,014	2.9%
Total costs and expenses	809,877	103.5%	884,917	69.8%
Operating (loss) income	(27,139)	(3.5)%	383,392	30.2%
Interest expense, net	(32,310)	(4.1)%	(29,335)	(2.3)%
Loss on early extinguishment of debt	—	—%	(9,756)	(0.8)%
Other income	3,544	0.5%	22,815	1.8%
(Loss) income before income tax (benefit) expense	(55,905)	(7.1)%	367,116	28.9%
Income tax (benefit) expense	(20,144)	(2.6)%	65,417	5.2%
Net (loss) income	$(35,761)	(4.6)%	301,699	23.8%
Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2020 and 2019 were as follows:

	For the years ended December 31,
	2020	2019
Met Coal (metric tons in thousands)
Metric tons sold	6,735	7,240
Metric tons produced	7,132	7,683
Gross price realization	96%	98%
Average net selling price per metric ton	$113.12	$170.72
Cash cost of sales per metric ton	$92.31	$99.15

The year ended December 31, 2020 was a challenging year. COVID-19 has had an unprecedented impact on our business, adversely affecting the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. Despite the ongoing challenges posed by COVID-19, we are pleased with our performance in 2020.
The following list highlights our key accomplishments for the year ended December 31, 2020:
•we achieved an annual sales volume of 6.7 million metric tons and production volume of 7.1 million metric tons;

•we continued to successfully implement and maintain social distancing procedures under the guidelines issued by the Centers for Disease Control and Prevention related to COVID-19 while continuing to operate our mines near capacity;

•we achieved our lowest annual cash cost of sales per metric ton of $92.31;

•we reduced 2020 selling, general and administrative expenses by 11% to $32.9 million

•we reduced planned capex by 40% or $57.5 million from plan;

•we delivered positive cash flows from operations and nearly positive free cash flow in a low price environment while continuing to invest $114.6 million in property, plant and equipment and mine development;

•we maintained a strong balance sheet with total liquidity of $243.5 million, consisting of cash and cash equivalents of $211.9 million and $31.6 million available under our ABL Facility; and

•we demonstrated an ongoing commitment to returning capital to our stockholders, paying our regular $0.05 per share quarterly dividends.
Sales were $761.9 million for the year ended December 31, 2020, compared to $1.2 billion for the year ended December 31, 2019. The $474.1 million decrease in revenues was primarily driven by a $387.9 million decrease related to a $57.60 decrease in the average selling price per metric ton of met coal combined with a $86.2 million decrease due to a 0.5 million metric ton decrease in met coal sales volume.
Other revenues for the year ended December 31, 2020 were $20.9 million compared to $32.3 million for the year ended December 31, 2019. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $11.4 million decrease in other revenues is primarily due to a 22% decrease in gas sales driven by a decrease in natural gas prices and production during 2020.
Cost of sales (exclusive of items shown separately below) was $625.2 million, or 79.9% of total revenues for the year ended December 31, 2020, compared to $720.7 million, or 56.8% of total revenues for the year ended December 31, 2019. The $95.6 million decrease in cost of sales was primarily driven by a $50.1 million decrease due to a 0.5 million metric ton decrease in met coal sales volumes combined with a $46.1 million decrease due to a $6.84 per metric ton decrease in the average cash cost of sales per metric ton. The decrease in average cash cost of sales per metric ton is primarily due to our variable cost structure in our labor, royalties and logistics contracts that vary in response to changes in met coal prices.
Cost of other revenues was $33.7 million for the year ended December 31, 2020, compared to $29.8 million for the year ended December 31, 2019. The $3.9 million increase is primarily due to a net change of $10.4 million in our asset retirement obligation adjustment related to our gas businesses primarily attributable to the net impact of changes in current estimates of the costs and scope of remaining reclamation work, changes in discount rates and fluctuations in projected mine life estimates. This increase is partially offset by a $3.2 million decrease in expenses related to Blue Creek, a $2.2 million decrease in gas cost of sales (excluding asset retirement obligation adjustments) related to the 28% decrease in gas sales driven by natural gas prices and production during 2020, and a $1.0 million decrease in our black lung obligation actuarial adjustment.
Depreciation and depletion was $118.1 million, or 15.1% of total revenues, for the year ended December 31, 2020, compared to $97.3 million, or 7.7% of total revenues for the year ended December 31, 2019. The increase in depreciation expense is primarily driven by an increase in the book value of in-service assets.
Selling, general and administrative expenses were $32.9 million, or 4.2% of total revenues, for the year ended December 31, 2020 compared to $37.0 million, or 2.9% of total revenues for the year ended December 31, 2019. The $4.1 million decrease in selling, general and administrative expenses is primarily due to decreases in professional services and employee related expenses.
Interest expense, net was $32.3 million, or 4.1% of total revenues, for the year ended December 31, 2020, compared to $29.3 million, or 2.3% of total revenues, for the year ended December 31, 2019. The $3.0 million increase was primarily driven by a decrease in interest income of $3.4 million and a $0.6 million increase in interest expense primarily related to the ABL Draw.
For the year ended December 31, 2019, we recognized a loss on early extinguishment of debt of $9.8 million upon the extinguishment of $131.6 million of our Notes (as defined below). The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transactions.
Other income was $3.5 million, or 0.5% of total revenues, for the year ended December 31, 2020 compared to $22.8 million or 1.8% of total revenues, for the year ended December 31, 2019.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be uncollectible for the year ended December 31, 2015 and we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In 2019, we received $22.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Statements of Operations.  In March 2020, we received an additional $1.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Statements of Operations. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of, the Walter Canada CCAA proceedings and cannot be predicted with certainty
During the fourth quarter of 2020, we received $1.7 million in settlement proceeds related to other Walter Energy claims. As with the Walter Canada CCAA claims, we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.
For the year ended December 31, 2020, we recognized an income tax benefit of $20.1 million or an effective tax rate of 36.0% primarily due to a loss recognized before income taxes and a $4.0 million income tax benefit from the IRC Section 451 Marginal Well Credit. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. For the year ended December 31, 2019, we recognized an income tax expense of $65.4 million or an effective tax rate of 17.8%. In the fourth quarter of 2019, an adjustment of $6.7 million was recorded to recognize additional alternative minimum tax credits, general business credits and net operating losses available to the Company in connection with a settlement agreement between Walter Energy and the Internal Revenue Service.
At December 31, 2020, we had federal and state NOLs of approximately $920.7 million and $995.8 million, respectively. The increase in the federal and state NOLs from the prior year was primarily driven by the Company applying a 100%, first-year bonus depreciation for certain qualified equipment for tax purposes as allowed under the Tax Cuts and Jobs Act combined with the current year net loss. Accordingly, we expect to continue to utilize our NOLs and we believe we will not pay any cash federal income taxes for the next six to eight years based on our long-term forecast of met coal prices, sales volumes and performance. Our U.S. federal and state pre-tax net operating loss carryforwards do not begin to expire until 2034 and 2029, respectively. Our general business credits begin to expire in December 31, 2027. See Note 7 of the Notes to the Consolidated Financial Statements for more information.

Year Ended December 31, 2019 and 2018
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended 2019 and 2018.

	For the years ended December 31,
	2019	% of Total Revenues	2018	% of Total Revenues
(in thousands)
Revenues:
Sales	$1,235,998	97.5%	1,342,683	97.4%
Other revenues	32,311	2.5%	35,324	2.6%
Total revenues	1,268,309	100.0%	1,378,007	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	720,745	56.8%	716,645	52.0%
Cost of other revenues (exclusive of items shown separately below)	29,828	2.4%	10,172	0.7%
Depreciation and depletion	97,330	7.7%	97,209	7.1%
Selling, general and administrative	37,014	2.9%	36,626	2.7%
Transaction and other costs	—	—%	9,068	70.0%
Total costs and expenses	884,917	69.8%	869,720	63.1%
Operating income	383,392	30.2%	508,287	36.9%
Interest expense, net	(29,335)	(2.3)%	(37,314)	(2.7)%
Loss on early extinguishment of debt	(9,756)	(8.0)%	—	—%
Other income	22,815	1.8%	—	—%
Income before income tax expense (benefit)	367,116	28.9%	470,973	34.2%
Income tax expense (benefit)	65,417	5.2%	(225,814)	(16.4)%
Net income	$301,699	23.8%	696,787	50.6%
Sales, production and cost of sales components on a per unit basis for the year ended 2019 and 2018 were as follows:

	For the years ended December 31,
	2019	2018
Met Coal (metric tons in thousands)
Metric tons sold	7,240	6,931
Metric tons produced	7,683	7,017
Gross price realization (1)	98%	97%
Average net selling price per metric ton	$170.72	$193.72
Cash cost of sales per metric ton	$99.15	$103.35
(1) For the years ended 2019 and 2018, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
The year ended December 31, 2019 was an outstanding year, as reflected in our record high operational performance and strong financial performance. For the full year of 2019, we produced 7.7 million metric tons of coal and sold 7.2 million metric tons, both of which were record highs for us. We were pleased with our performance in 2019, even in the face of challenging market conditions in the second half of the year. Even with a slowdown in steel production in the latter half of 2019, as well as additional macroeconomic issues in the global economy which significantly impacted pricing, we were still able to execute another year of strong sales volume along with a significant increase in production volume.

The following list highlights our key accomplishments for the year ended December 31, 2019:

• through strong operational and financial performance, we were able to increase our guidance targets for 2019 and produced and sold record high volumes;

•we achieved a record annual sales volume of 7.2 million metric tons and cash cost of sales per metric ton of $99.15;

•we recorded our best ever annual production volume of 7.7 million metric tons, while achieving a record low safety incident rate at the mines of 2.30;

•we successfully retired $131.6 million aggregate principal amount of our Notes through the Restricted Payment Offer
(as defined below) and Tender Offer (as defined below) to permit up to $299.0 million in stockholder returns;

•we demonstrated an ongoing commitment to returning capital to our stockholders, including $240.4 million of special dividends and our regular $0.05 per share quarterly dividends;

•we implemented the New Stock Repurchase Program (as defined below) of $70.0 million after fully exhausting the First Stock Repurchase Program (as defined below) of $40.0 million and repurchased 0.6 million shares of the Company’s common stock, totaling $12.5 million;

•we amended our ABL Facility to generally conform certain definitions with the corresponding definitions of these terms in our indenture governing the Notes; and

•we successfully completed five longwall operation moves during 2019.

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

During the fourth quarter of 2018, we concluded that our deferred income tax assets are more likely than not to be realized. In making such determination, we considered all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income and our continued strong financial performance which contributed to a cumulative three-year income position. Accordingly, at December 31, 2018, we released all of our valuation allowance against our deferred income tax assets. The release of the valuation allowance primarily resulted in a net income tax benefit of $225.8 million that was recorded in income tax (expense) benefit in our Statements of Operations.

On January 14, 2019, the IRS issued a statement that AMT refunds for taxable years beginning after December 31,
2017 will not be subject to sequestration which reversed an earlier IRS announcement that refundable AMT credits would be subject to sequestration. As a result, we completed our accounting for the income tax effects of the Tax Cuts and Jobs Act and recorded a measurement period adjustment recognizing an income tax receivable and related income tax benefit of $2.8 million. As of December 31, 2019, we had a current income tax receivable of $12.9 million and a non-current income tax receivable of $11.3 million. During the third quarter of 2020, the Company received these proceeds.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Notes (as defined below) and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, our capital expenditures, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.
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
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions. In March 2020, the WHO declared the outbreak of COVID-19 a global pandemic. There is significant uncertainty as to the effects of this pandemic on the global economy, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek. As events relating to COVID-19 continue to develop globally and impact the capital markets, our liquidity could also be adversely impacted due to possible deterioration in our customers' financial condition and their ability to timely pay outstanding receivables owed to us.
Our available liquidity as of December 31, 2020 was $243.5 million, consisting of $211.9 million of cash and cash equivalents and $31.6 million of availability under our ABL Facility. As of December 31, 2020, we had an aggregate principal amount of $40.0 million drawn under the ABL Facility and issued and outstanding letters of credit with a face amount equal to $9.4 million. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million.
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
Statements of Cash Flows
Cash balances were $211.9 million, $193.4 million and $205.6 million at December 31, 2020, December 31, 2019, and December 31, 2018, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the years ended December 31,
	2020	2019	2018

Net cash provided by operating activities	$112,626	$532,814	$559,396
Net cash used in investing activities	(108,189)	(134,213)	(107,629)
Net cash provided by (used in) financing activities	14,096	(411,623)	(281,626)
Net increase (decrease) in cash and cash equivalents and restricted cash	$18,533	$(13,022)	$170,141
Operating Activities
Net cash flows from operating activities consist of net (loss) income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, amortization of debt issuance costs and debt discount, net, accretion expense and valuation adjustment associated with our asset retirement obligations, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $112.6 million for the year ended December 31, 2020, and was primarily attributed to a net loss of $35.8 million adjusted for depreciation and depletion expense of $118.1 million, an increase in other operating activities of $19.6 million, stock-based compensation expense of $7.6 million, accretion expense of asset retirement obligations of $3.0 million, amortization of debt issuance costs and debt discount of $1.5 million and a decrease in net working capital of $19.0 million, partially offset by a deferred income tax benefit of $20.1 million and a change in the asset retirement obligation due to a change in estimate of $0.4 million. The decrease in our working capital was primarily attributable to a decrease in income tax receivable and trade accounts receivable combined with an increase in accounts payable offset partially by an increase in inventories combined with a decrease in accrued expenses. The decrease in income tax receivable is due to the alternative minimum tax ("AMT") credit refund of $24.3 million received during the third quarter of 2020. The decrease in trade accounts receivable and increase in inventories is due to a 0.5 million metric ton decrease in met coal sales volume. The increase in our accounts payable is primarily driven by the timing of payments.

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

Net cash provided by operating activities was $559.4 million for the year ended December 31, 2018, and was primarily attributed to net income of $696.8 million adjusted for depreciation and depletion expense of $97.2 million, stock based compensation expense of $6.4 million, amortization of debt issuance costs and debt discount of $2.5 million, accretion of asset retirement obligations of $4.6 million, offset partially by an increase in net working capital of $10.7 million, a change in asset retirement obligation due to a change in estimate of $24.6 million and the release of our valuation allowance against deferred income tax assets of $223.0 million. The increase in our working capital was primarily attributable to an increase in trade accounts receivable due to higher sales volumes combined with an increase in income tax receivable offset by an increase in accounts payable and accrued expenses due to increased production and sales volume.
Investing Activities
Net cash used in investing activities was $108.2 million for the year ended December 31, 2020, primarily comprised of $87.5 million of purchases of property, plant and equipment and $27.1 million of capitalized mine development costs associated with our Mine No. 4 development. We spent approximately $60.0 million in sustaining capital and spent an additional $28.0 million in other discretionary capital, which included primarily the service shaft construction and bathhouse at Mine No. 4. The cash capital expenditures exclude non-cash capital accruals and leases of approximately $44.8 million. Net cash used in investing activities also includes $8.5 million of purchases of short-term investments offset partially by $14.7 million of sales of short-term investments and $0.2 million of proceeds from sale of property, plant and equipment.
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

Financing Activities
Net cash provided by financing activities was $14.1 million for the year ended December 31, 2020, primarily due to the proceeds received from the ABL Draw of $70.0 million offset by the subsequent partial repayment of the ABL Draw in an amount equal to $30.0 million, principal repayments of financing lease obligations of $14.2 million and the payment of dividends of $10.4 million.
Net cash used in financing activities was $411.6 million for the year ended December 31, 2019, primarily due to the payment of regular quarterly dividends and the April 2019 Special Dividend totaling $240.4 million in the aggregate, retirements of debt of $140.3 million, repayments of financing lease obligations of $17.3 million, and common shares repurchased of $12.5 million.
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
    The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Dividend Policy. As of December 31, 2020, the Company has paid $39.5 million of regular quarterly cash dividends under the Dividend Policy.
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

As of December 31, 2020, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

In light of the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the
Company has temporarily suspended its New Stock Repurchase Program. The Company will continue to monitor its liquidity in light of the COVID-19 pandemic and will consider when to reinstate the program.
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
On December 19, 2019, we entered into an Amendment No. 2 to the Amended and Restated Credit Agreement (the “Second Amendment”), which, among other things amended the definitions of Fixed Charges and Fixed Charge Coverage Ratio in the Amended and Restated Credit Agreement to generally conform to the corresponding definitions in the Indenture, solely for purposes of incurring unsecured debt based on the Fixed Charge Coverage Ratio and added customary language in connection with the Qualified Financial Contract Stay Rules.
On July 20, 2020, we entered into an Amendment No. 3 to the Amended and Restated Credit Agreement (the "Third Amendment"), which among other things (i) clarified certain definitions related to the calculation of the borrowing base and (ii) decreased the aggregate commitments available to be borrowed under the ABL Facility to $120.0 million on February 28, 2021.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on October 15, 2023. As of December 31, 2020, the Company had $40.0 million outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2020, we had $31.6 million of availability under the ABL Facility. We intend to retain these funds in cash to preserve liquidity amid the growing uncertainty surrounding the COVID-19 outbreak. The ABL Draw, which is a proactive measure similar to actions taken by other public companies, is one of the Company’s precautionary measures taken to reduce risk during these unprecedented times.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2020, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2020.
Senior Secured Notes

    On November 2, 2017, we consummated a private offering (the “Offering”) of $350.0 million aggregate principal amount of 8.00% Senior Secured Notes due 2024 to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of approximately $340.0 million from the Offering, together with cash on hand of approximately $260.0 million, to pay a special cash dividend of approximately $600.0 million, or $11.21 per share, to all of its stockholders on a pro rata basis.

On March 1, 2018, we issued $125.0 million in aggregate principal amount of its 8.00% Senior Secured Notes due 2024 (the "New Notes") to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act ("Regulation S"). The New Notes were issued at103.00% of the aggregate principal amount thereof, plus accrued interest from November 2, 2017. The New Notes were issued as "Additional Notes" under the indenture dated as of November 2, 2017 (the "Original Indenture") among the Company, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee (the "Trustee") and priority lien collateral trustee (the "Priority Lien Collateral Trustee"), as supplemented by the First Supplemental Indenture, dated as of March 1, 2018 (the "First Supplemental Indenture" and, the Original Indenture as supplemented thereby, the "Indenture"). The New Notes have not been and will not be registered under the Securities Act, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act. The Company used the net proceeds of the offering of the New Notes, together with cash on hand of $225.0 million, to pay a special dividend of approximately $350.0 million, or $6.53 per share, to all of its stockholders on a pro rata basis on April 20, 2018.

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

Short-Term Investments
During the year ended December 31, 2020, we had $17.0 million of surety bonds with $8.5 million of collateral recognized as short term investments. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the acquisition of certain assets of Walter Energy and relate to periods prior to March 31, 2016.
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
To fund our capital expenditures, we may be required to use cash from our operations, incur debt or sell equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our current or future debt agreements, as well as by general economic conditions, contingencies and uncertainties, including as a result of the COVID-19 pandemic that are beyond our control.
Our capital expenditures were $87.5 million and $107.3 million for the year ended December 31, 2020 and December 31, 2019, respectively. This represents the continuation of the capital investment program that we implemented in 2017 to upgrade all key production equipment to further improve efficiency and reliability of our mining operations. We spent approximately $60.0 million in sustaining capital and an additional $28.0 million in other discretionary capital, which included primarily the service shaft construction and bathhouse at Mine No. 4. The capital expenditures exclude non-cash capital accruals and leases of approximately $44.8 million. Our deferred mine development costs were $27.1 million and $23.4 million for the years ended December 31, 2020 and December 31, 2019, respectively, and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

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

Designation of Series A Junior Participating Preferred Stock

In connection with the adoption of the Rights Agreement, the Board approved a certificate of designations of Series A Junior Participating Preferred Stock designating 140,000 shares of preferred stock, which was filed on February 14, 2020 with the Secretary of State of the State of Delaware and became effective on such date. Each one one-thousandth of a share of Series A Junior Participating Preferred Stock, if issued:

•will not be redeemable;

•will entitle the holder to quarterly dividend payments equal to the dividend paid on one share of common stock;

•will entitle the holder upon liquidation, dissolution or winding-up of the Company to receive the greater of (a) $0.01 per one one-thousandth of a share of Series A Junior Participating Preferred Stock (plus any accrued but unpaid dividends) and (b) an amount equal to the payment made on one share of common stock;

•will have the same voting power as one share of common stock; and

•if shares of common stock are exchanged via merger, consolidation, or a similar transaction, will entitle the holder to a payment equal to the payment made on one share of Common Stock.

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

The COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for Blue Creek. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. As a result of this uncertainty, the Company initially delayed spending the $25.0 million that we budgeted for the development of the Blue Creek project until at least July 1, 2020 and has now further delayed the development of that project until at least summer 2021.

Outlook

As a result of the COVID-19 pandemic and the unprecedented period of uncertainty, including the unknown duration and overall impact on our operations and the global economy, we withdrew our full-year 2020 guidance issued on February 19, 2020. Due to the ongoing uncertainty related to the COVID-19 pandemic, we will not provide full year 2021 guidance at this time. Although we are aggressively managing our response to the recent COVID-19 pandemic, its impact on our full-year fiscal 2021 results and beyond is uncertain. The Company is taking a more conservative approach to managing its cash flow given this uncertainty, and is carefully managing operating expenses, working capital, and capital expenditures during this period, as well as suspending our New Stock Repurchase Program. We have also implemented extensive preventative measures across all operations in order to safeguard the health of our employees. This includes among other things: eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with mask, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing temperatures of all employees. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on the global steel industry, primarily due to restrictions to contain the virus. However, we believe the execution of our strategy will continue to provide attractive opportunities for profitable growth in the long term following the recovery of the global economy from the effects of the COVID-19 pandemic.
Contractual Obligations
The following is a summary of our significant contractual obligations at December 31, 2020.

	Payments due by Year
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
	(in thousands)
Senior Secured Notes (principal and interest)(1)	$451,045	27,475	54,950	368,620	—
Minimum throughput obligations(2)	$426,999	95,874	150,267	153,133	27,725
Royalty obligations(3)	$81,389	5,999	11,879	11,879	51,632
Black lung obligations(4)	$82,143	2,367	5,123	4,845	69,808
Asset retirement obligations(4)	$78,752	4,375	4,247	6,432	63,698
Financing lease obligations (5)	$42,894	16,276	23,330	3,288	—

Total contractual obligations	$1,163,222	$152,366	$249,796	$548,197	$212,863

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
(5)    Represents a financing lease obligation for the purchase of underground mining equipment. See Note 14 to our consolidated financial statements.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2020, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $40.8 million, $17.0 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
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
Coal Reserves
There are numerous uncertainties inherent in estimating quantities and values of economically recoverable coal reserves, including many factors that are beyond our control. As a result, estimates of economically recoverable coal reserves are by their nature uncertain. Information about our reserves consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists or third-party consultants. A number of sources of information are used to determine accurate recoverable reserve estimates including:
•geological conditions;
•historical production from the area compared with production from other producing areas;
•the assumed effects of regulations and taxes by governmental agencies;
•previously completed geological and reserve studies;
•assumptions governing future prices; and
•future operating costs.
Some of the factors and assumptions, which will change from time to time, that impact economically recoverable reserve estimates include, among other factors:
•mining activities;
•new engineering and geological data;
•acquisition or divestiture of reserve holdings; and
•modification of mining plans or mining methods.
Each of these factors may vary considerably from the assumptions used in estimating reserves. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves and depletion rates. As of December 31, 2020, we had 210.4 million metric tons of proven and probable coal reserves.
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2020, we had recorded asset retirement obligation liabilities of $61.9 million, including $4.4 million reported as current.
Income Taxes
As a result of the acquisition of certain assets of Walter Energy, we have significant federal and state NOLs of approximately $920.7 million and $995.8 million, respectively, as of December 31, 2020.
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
At December 31, 2017, the Company had a valuation allowance established against its deferred income tax assets, which represented a full valuation allowance against its net deferred income tax assets. As of December 31, 2018, after considering all relevant factors, the Company concluded that its deferred income tax assets were more likely than not to be realized and released its valuation allowance against its net deferred income tax assets resulting in a $225.8 million income tax benefit.
As of December 31, 2020, the Company considered all positive and negative evidence and concluded that our deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required. Certain factors, could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, such as the COVID-19 pandemic and the unknown duration and overall impact on our operations, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets before expiration.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2020 and 2019 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2020, assuming we had $125.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

Except for the change in our long-term debt from a fixed rate obligation to include a variable rate obligation discussed above and the broader negative effects of the COVID-19 pandemic on the global economy and major financial markets, there have been no other material changes to our exposure from market risks.
Item 8. Financial Statements and Supplementary Data
The information required by this item appears beginning on page F-1 following the signature pages of this Annual Report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2020. Based on the evaluation of our disclosure controls and procedures as of December 31, 2020, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2020, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of December 31, 2020, our internal control over financial reporting is effective based on this assessment and these criteria.
Our independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2020.

Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information as required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2020.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2020.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2020.

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
(a) (3) Exhibits

Exhibit Number	Description

2.1#	Amended and Restated Asset Purchase Agreement, dated as of March 31, 2016, by and among Warrior Met Coal, LLC and the other purchasers party thereto, as buyers, and Walter Energy, Inc. and certain subsidiaries of Walter Energy, Inc., as sellers (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

2.2	Form of Certificate of Conversion of Warrior Met Coal, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

3.1	Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.3	Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

4.1	Indenture, dated as of November 2, 2017, by and among Warrior Met Coal, Inc., the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on November 6, 2017).

4.2	First Supplemental Indenture, dated as of March 1, 2018, among Warrior Met Coal, Inc., the Subsidiary Guarantors party thereto and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 6, 2018).

4.3	Second Supplemental Indenture, dated as of March 2, 2018, among Warrior Met Coal, Inc. and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 6, 2018).

4.4	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

4.5	Rights Agreement, dated as of February 14, 2020, between Warrior Met Coal, Inc. and Computershare Trust Company, N.A., as rights agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)).

4.6	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

10.1#	Amended and Restated Asset-Based Revolving Credit Agreement, dated as of October 15, 2018, among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, Citibank, N.A., as administrative agent and collateral agent, each lender and letter of credit issuer party thereto and Citigroup Global Markets Inc. and Credit Suisse Securities (USA) LLC as joint lead arrangers and joint book runners (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on October 16, 2018).

10.2	Intercreditor Agreement, dated as of November 2, 2017, among Citibank, N.A., initial ABL agent, Wilmington Trust National Association, as trustee and initial term agent, and each additional term debt agent from time to time party thereto (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2018).

10.3	Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 3, 2017).

10.4†	Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.5†	Warrior Met Coal, LLC 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.6†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.7†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.8†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.9†	Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.10†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Kelli K. Gant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2018).

10.11†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Brian M. Chopin (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 19, 2020.)

10.12†	Employment Agreement, dated March, by and between Warrior Met Coal, Inc. and Charles Lussier (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on April 29, 2020.)

10.13†	Employment Agreement, dated June 5, 2019, by Warrior Met Coal, Inc. and Phillip C. Monroe (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 6, 2019).

10.14†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.15†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.16†	Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.17†	Restricted Unit Award Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.18†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.19†	Restricted Unit Award Agreement, dated February 24, 2017, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.20†	Phantom Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.21†	Restricted Unit Award Agreement, dated April 19, 2017, by and between Warrior Met Coal, Inc. and Stephen D. Williams (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.22†	Form of Restricted Unit Award Agreement (for non-employee directors), dated April 27, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.23†	Form of Restricted Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.24†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.25†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.26†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - 2019 Retention Grant) (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.27†	Form of Amendment to Restricted Stock Unit Award Agreements (for executive officers), effective January 1, 2020 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.28†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award - Revised) (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.29†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - Revised)(incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3*	Consent of Stantec Consulting Services, Inc.

23.4*	Consent of McGehee Engineering Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

101INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104*	Cover Page Interactive Data File (formatted Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

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

Date: February 24, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 24, 2021

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 24, 2021

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 24, 2021

/s/ Ana B. Amicarella
Ana B. Amicarella	Director	February 24, 2021

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 24, 2021

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 24, 2021

/s/ Gareth Turner
Gareth Turner	Director	February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Asset Retirement Obligation
Description of the Matter
At December 31, 2020, the Company had recorded asset retirement obligations of approximately $61.9 million for the estimated costs to reclaim surface lands and supporting infrastructure in accordance with applicable reclamation laws in the United States as defined by each mining permit. Changes in the asset retirement obligations are more fully described in Note 8 to the consolidated financial statements.

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

To test the asset retirement obligations, our audit procedures included, among others, involving our specialist to assist us in evaluating the Company’s reclamation cost estimates, including estimates of disturbed acreage, the scope of estimated reclamation activities against regulatory requirements, the associated future reclamation costs, and the timing of related cash flows, and the Company's reclamation methodology against industry practice. We also evaluated management’s methodology for determining the credit adjusted risk-free rate used to discount the asset retirement obligation.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Birmingham, Alabama
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Birmingham, Alabama
February 24, 2021

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	December 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$211,916	$193,383
Short-term investments	8,504	14,675
Trade accounts receivable	83,298	99,471
Other receivables	5,142	1,847
Income tax receivable	—	12,925
Inventories, net	118,713	97,901
Prepaid expenses and other	39,910	23,844
Total current assets	467,483	444,046
Mineral interests, net	100,855	110,130
Property, plant and equipment, net	637,108	606,200
Non-current income tax receivable	—	11,349
Deferred income taxes	174,372	154,297
Other long-term assets	14,118	18,242
Total assets	$1,393,936	$1,344,264

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$59,110	$46,436
Accrued expenses	86,108	65,755
Asset retirement obligations	4,354	2,623
Short-term financing lease obligations	14,385	10,146
Other current liabilities	6,361	3,992
Total current liabilities	170,318	128,952
Long-term debt	379,908	339,189
Asset retirement obligations	57,553	53,583
Black lung obligations	34,567	30,233
Financing lease obligations	24,091	25,528
Other long-term liabilities	2,258	1,197
Total liabilities	668,695	578,682
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,408,040 issued and 51,186,199 outstanding as of December 31, 2020 and 53,293,449 issued and 51,071,608 outstanding as of December 31, 2019)	534	533
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of December 31, 2020 and December 31, 2019)	(50,576)	(50,576)
Additional paid in capital	249,746	243,932
Retained earnings	525,537	571,693
Total stockholders’ equity	725,241	765,582
Total liabilities and stockholders’ equity	$1,393,936	$1,344,264
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2020	2019	2018
Revenues:
Sales	$761,871	$1,235,998	$1,342,683
Other revenues	20,867	32,311	35,324
Total revenues	782,738	1,268,309	1,378,007
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	625,170	720,745	716,645
Cost of other revenues (exclusive of items shown separately below)	33,736	29,828	10,172
Depreciation and depletion	118,092	97,330	97,209
Selling, general and administrative	32,879	37,014	36,626
Transaction and other costs	—	—	9,068
Total costs and expenses	809,877	884,917	869,720
Operating (loss) income	(27,139)	383,392	508,287
Interest expense, net	(32,310)	(29,335)	(37,314)
Loss on early extinguishment of debt	—	(9,756)	—
Other income	3,544	22,815	—
(Loss) income before income taxes	(55,905)	367,116	470,973
Income tax (benefit) expense	(20,144)	65,417	(225,814)
Net (loss) income	$(35,761)	$301,699	$696,787
Basic and diluted net (loss) income per share:
Net (loss) income per share—basic	$(0.70)	$5.87	$13.19
Net (loss) income per share—diluted	$(0.70)	$5.86	$13.17
Weighted average number of shares outstanding—basic	51,168	51,363	52,812
Weighted average number of shares outstanding— diluted	51,168	51,493	52,918
Dividends per share:	$0.20	$4.61	$6.73
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2017	$534	$—	$—	$329,993	$82,496	$413,023
Net income	—	—	—	—	696,787	696,787
Dividends paid ($6.73 per share)	—	—	—	(91,122)	(269,513)	(360,635)
Stock compensation	—	—	—	6,405	—	6,405
Treasury stock purchase	—	—	(38,030)	—	—	(38,030)
Other	(1)	—	—	(5,449)	512	(4,938)
Balance at December 31, 2018	$533	$—	$(38,030)	$239,827	$510,282	$712,612
Net income	—	—	—	—	301,699	301,699
Dividends paid ($4.61 per share)	—	—	—	—	(240,394)	(240,394)
Stock compensation	—	—	—	5,349	—	5,349
Treasury stock purchase	—	—	(12,546)	—	—	(12,546)
Other	—	—	—	(1,244)	106	(1,138)
Balance at December 31, 2019	$533	$—	$(50,576)	$243,932	$571,693	$765,582
Net loss	—	—	—	—	(35,761)	(35,761)
Dividends paid ($0.20 per share)	—	—	—	—	(10,395)	(10,395)
Stock compensation	—	—	—	7,087	—	7,087
Other	1	—	—	(1,273)	—	(1,272)
Balance at December 31, 2020	$534	$—	$(50,576)	$249,746	$525,537	$725,241
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2020	2019	2018
OPERATING ACTIVITIES
Net (loss) income	$(35,761)	$301,699	$696,787
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and depletion	118,092	97,330	97,209
Deferred income tax (benefit) expense	(20,075)	68,483	(223,038)
Stock-based compensation expense	7,602	5,820	6,405
Amortization of debt issuance costs and debt discount, net	1,546	1,361	2,486
Accretion and valuation adjustment of ARO	2,631	(7,891)	(19,942)
Loss on early extinguishment of debt	—	9,756	—
Changes in operating assets and liabilities:
Trade accounts receivable	16,173	38,928	(20,653)
Other receivables	(3,308)	(224)	3,872
Income tax receivable	24,274	21,795	(12,431)
Inventories	(13,465)	(30,491)	(1,812)
Prepaid expenses and other current assets	(16,066)	4,088	1,444
Accounts payable	15,361	13,409	5,060
Accrued expenses and other current liabilities	(3,936)	(17,317)	13,835
Non-current income tax receivable	—	—	17,945
Other	19,558	26,068	(7,771)
Net cash provided by operating activities	112,626	532,814	559,396
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(87,488)	(107,278)	(101,620)
Deferred mine development costs	(27,093)	(23,392)	(8,937)
Proceeds from sale of property, plant and equipment	159	3,127	2,928
Sale of short-term investments	14,733	17,501	—
Purchases of short-term investments	(8,500)	(24,171)	—
Net cash used in investing activities	(108,189)	(134,213)	(107,629)
FINANCING ACTIVITIES
Dividends paid	(10,395)	(240,394)	(360,635)
Proceeds from issuance of debt	—	—	128,750
Borrowings under ABL Facility	70,000	—	—
Repayments under ABL Facility	(30,000)	—	—
Retirements of debt	—	(140,272)	(3,060)
Principal repayments of financing lease obligations	(14,237)	(17,273)	—
Debt issuance costs paid	—	—	(3,713)
Common shares repurchased	—	(12,546)	(38,030)
Other	(1,272)	(1,138)	(4,938)
Net cash provided by (used in) financing activities	14,096	(411,623)	(281,626)
Net increase (decrease) in cash and cash equivalents and restricted cash	18,533	(13,022)	170,141
Cash and cash equivalents and restricted cash at beginning of period	193,383	206,405	36,264
Cash and cash equivalents and restricted cash at end of period	$211,916	$193,383	$206,405
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended December 31,
	2020	2019	2018
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$30,523	$33,544	$30,237
Cash paid for income taxes	$69	$85	$3
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing leases - equipment	$18,967	$45,523	$6,822

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1—Business and Basis of Presentation
Description of the Business

Warrior Met Coal, Inc. (the "Company") is a U.S.-based, environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal metallurgical (met) coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company is a large-scale, low-cost producer and exporter of premium met coal, also known as hard-coking coal ("HCC"), operating highly efficient longwall operations in its underground mines based in Alabama. The HCC that the Company produces from the Blue Creek coal seam contains very low sulfur, has strong coking properties and is of a similar quality to coal referred to as the premium HCC produced in Australia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of Warrior Met Coal, Inc and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.
Impact of the COVID-19 Pandemic Upon our Financial Condition and Results of Operations
The global steelmaking industry's demand for met coal is affected by pandemics, epidemics or other public health emergencies, such as the recent outbreak of the novel coronavirus ("COVID-19"), which has spread from China to many other countries including the United States. In March 2020, the World Health Organization ("WHO") declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, "shelter in place" and "stay at home" orders, travel restrictions, business curtailments, school closures, and other measures. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
The Company operates in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, the Company continues to operate its mines in a safe manner under the guidelines issued by the Centers for Disease Control and Prevention and the Alabama State Health Department. In response to these measures and for the protection of employees, the Company has taken steps to ensure our employees remain safe. As of the filing of this Form 10-K, the Company has not had to idle or temporarily idle its mines.
Notwithstanding our continued operations, COVID-19 has had and may continue to have further negative impacts on our two operating mines, supply chain, transportation networks and customers, which may continue to compress our margins, and reduce demand for the met coal that we produce. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. A prolonged economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. The progression of COVID-19 could also negatively impact our business or results of operations through the temporary closure of one of our mines, customers or critical suppliers, or the McDuffie Coal Terminal at the Port of Mobile in Alabama, or a disruption to our rail and barge carriers, which would delay or prevent deliveries to our customers, among others.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing met coal to foreign steel producers. For the year ended December 31, 2020, approximately 97.3% of sales were derived from coal shipments to customers, located primarily in Europe, South America and Asia. At December 31, 2020 approximately 96.8% of trade receivables were related to these customers. For the year ended December 31, 2020, our geographic customer mix was 56% in Europe, 25% in South America and 19% in Asia.
During the year ended December 31, 2020, Xcoal Energy & Resources, Exiros BV Sucursal Uruguay, and Iskenderun Demir Ve Celik A.S. accounted for $146.5 million, or 18.7%, $117.7 million, or 15.0%, and $89.1 million, or 11.4% of total revenues, respectively. During the year ended December 31, 2019, Xcoal Energy & Resources, Exiros BV Sucursal Uruguay, ArcelorMittal, and Thyssenkrupp Steel Europe AG accounted for $276.2 million, or 22.3%, $159.6 million, or 12.9%, $128.2 million, or 10.4% and $125.5 million, or 10.1% of total revenues, respectively. During the year ended December 31, 2018, Xcoal Energy & Resources, Exiros BV Sucursal Uruguay and Huettenwerke Krupp Mannesmann GmbH accounted for $203.6 million, or 15.1%, $148.5 million, or 11.0%, and $141.3 million, or 10.5% of total revenues, respectively.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with our customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to our customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 20.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current metallurgical coal and steel market environments. As of December 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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
As of December 31, 2020 and 2019, the Company’s short-term investments of $8.5 million and $14.7 million, respectively, consisted of cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the units-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $9.3 million, $9.9 million, and $9.6 million for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations.
Asset Retirement Obligations
The Company has certain asset retirement obligations primarily related to mine closing reclamation costs, perpetual water care costs and other costs associated with dismantling and removing facilities. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. The Company's asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, the Company reviews the entire asset retirement obligation liability and makes necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. The future costs of these obligations are accrued at the estimated fair value in the period in which they are incurred if a reasonable estimate of fair value can be made. The present value of the estimated asset retirement cost is capitalized as part of the carrying amount of the long-lived asset. For sites where there is no asset, expense or income is recognized for changes in estimates.
Capitalized asset retirement costs are amortized on a units-of-production basis over the estimated reserves. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in cost of sales on the Statements of Operations.
Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and revised for changes in future estimated costs and regulatory requirements, as necessary. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For some operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded as no asset was recorded to offset the liability established during acquisition accounting related to the acquisition of certain assets of Walter

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Energy as the operations were idle at that time. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See Note 8 for further disclosures related to asset retirement obligations.
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
Equity Award Compensation
The Company accounts for equity award-based compensation to employees and non-employee/directors in accordance with ASC 718 requiring employee equity awards to be accounted for under the fair value method. The Company recognizes forfeitures as they occur. The Company recognizes compensation expense associated with equity awards for all awards made to employees as the requisite service, performance and market vesting conditions are met. For units granted containing only service and performance conditions, the fair value of the award is equal to the market price of the Company's common stock at the date of grant. For units granted containing only a market condition, the fair value of the award is determined utilizing a Monte Carlo simulation model which incorporates the total stockholder return hurdles set for each grant.
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
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method. As of December 31, 2020 and December 31, 2019, there were $2.7 million of unamortized origination fees related to the ABL Facility (as defined in Note 13) in other long-term assets on the accompanying Balance Sheet. As of December 31, 2020 and December 31, 2019 there were $3.5 million and $4.2 million, respectively, of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined in Note 13), which is presented as a net deduction from the carrying amount of the debt recognized in the accompanying Balance Sheet.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Leases

The Company determines if an arrangement is a lease at inception. The Company has an accounting policy election that leases with an initial term of 12 months or less remain off its balance sheet and lease payments are recognized in the Statements of Operations on a straight-line basis over the lease term. A right-of-use asset represents the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. For purpose of calculating such present values, lease payments include components that vary based on an index or rate, using the prevailing index or rate at the commencement date and exclude components that vary based upon other factors. For those leases that do not contain a readily determinable implicit rate, the Company uses its incremental borrowing rate at commencement to determine the present value of lease payments. Variable lease payments not included within lease contracts are expensed as incurred. The Company's leases may include options to extend or terminate the lease, and such options are reflected in the term when their exercise is reasonably certain. Lease expense is recognized on a straight-line basis over the lease term.

New Accounting Pronouncements

    The Company adopted Accounting Standards Update ("ASU") 2016-13, "Financial Instruments-Credit Losses (Topic
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

In December 2019, the Financial Accounting Standards Board ("FASB") issued ASU 2019-12, “Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes,” which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. The ASU is effective for fiscal years beginning after December 15, 2020. The Company expects to adopt the standard as of January 1, 2021 with no material impact to the Company's results of operations, financial condition, cash flows or financial statement presentation.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Coal	$86,272	$69,064
Raw materials, parts, supplies and other, net	32,441	28,837
Total inventories, net	$118,713	$97,901
Note 4—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Deferred longwall move expenses	$22,972	$15,621
Prepaid insurance	3,832	3,631
Prepaid deposits	6,937	345
Other	6,169	4,247
Total prepaid expenses and other	$39,910	$23,844
Note 5—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $144.2 million and $144.2 million and the related accumulated depletion totaled $43.4 million and $34.1 million as of December 31, 2020 and December 31, 2019, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	December 31, 2020	December 31, 2019
Land	$71,886	$72,267
Land improvements	18,024	18,026
Building and leasehold improvements	77,556	74,342
Mine development and infrastructure costs	29,893	13,315
Machinery and equipment	679,393	614,687
Financing lease right of use asset	56,528	44,996
Construction in progress	82,367	42,106
Total	1,015,647	879,739
Less: Accumulated depreciation	(378,539)	(273,539)
Property, plant and equipment, net	$637,108	$606,200
Depreciation and depletion expense was $118.1 million, $97.3 million, and $97.2 million, for the years ended December 31, 2020 and December 31, 2019, and December 31, 2018, respectively.
Note 6—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2020	December 31, 2019
Advance mining royalties	$7,305	$8,976
ABL Facility origination fees	2,667	2,723
Other	4,146	6,543
Total other long-term assets	$14,118	$18,242

Note 7—Income Taxes

On March 27, 2020, former President Trump signed and enacted into law the Coronavirus Aid, Relief and
Economic Security Act (the "CARES Act"). The CARES Act, among other things, provides temporary relief from certain aspects of the Tax Cuts and Jobs Act of 2017 that had imposed limitations on the utilization of certain losses, interest expense deductions and alternative minimum tax ("AMT") credits. The CARES Act also provides opportunities for businesses to improve their cash flows by obtaining refunds for prior taxable years and reducing their income and deferring payroll tax liabilities for the current taxable year. Specifically, Section 2305 of the CARES Act accelerates the ability to receive refunds of remaining AMT credits for tax years 2019, 2020 and 2021. During the third quarter of 2020, the Company received approximately $24.3 million for refunds of AMT credits. As of December 31, 2020, the Company had no current income tax receivable and no non-current income tax receivable for AMT credits.

Income Tax (Benefit) Expense

    Income tax (benefit) expense consisted of the following (in thousands):

	For the years ended December 31,
	2020	2019	2018
Current
Federal	$(74)	$(3,151)	$(2,776)
State	5	85	—
	(69)	(3,066)	(2,776)
Deferred
Federal	(16,731)	53,677	(176,141)
State	(3,344)	14,806	(46,897)
	(20,075)	68,483	(223,038)
Total	$(20,144)	$65,417	$(225,814)

For the year ended December 31, 2020, we recognized an income tax benefit of $20.1 million or an effective tax rate of 36.0%.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Total income tax (benefit) expense differs from the expected tax (benefit) expense (computed by multiplying the U.S. federal statutory rate of 21% by (loss) income before income taxes) as a result of the following (in thousands):

	For the years ended December 31,
	2020	2019	2018
(Loss) income before income tax (benefit) expense	$(55,905)	$367,116	$470,973
Tax (benefit) expense at statutory tax rate	(11,740)	77,094	98,904
Effect of:
Depletion	(1,504)	(16,198)	(18,227)
Tax Cuts and Jobs Act impact	—	—	(2,775)
State and local income tax, net of federal effect	(2,637)	11,747	14,897
Valuation allowance on deferred tax assets	—	—	(312,493)
Non-deductible transaction costs	—	—	566
Impact of Walter Energy IRS Settlement (1)	—	(6,615)	—
IRC Section 451 marginal well credit	(3,977)	—	(4,964)
Other	(286)	(611)	(1,722)
Tax (benefit) expense recognized	$(20,144)	$65,417	$(225,814)
(1) In the fourth quarter of 2019, an adjustment of $6.6 million was recorded to recognize additional alternative minimum tax credits, general business credits and NOLs available to the Company in connection with a settlement agreement between Walter Energy and the Internal Revenue Service.
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
Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

	December 31, 2020	December 31, 2019
Deferred income tax assets:
Net operating loss and credit carryforwards	$253,756	$215,805
Inventory	—	457
Asset retirement obligations	15,547	14,115
Black lung obligations	9,275	8,168
Accrued expenses	4,303	5,597
Other	3,614	3,649
Total deferred income tax assets	286,495	247,791
Deferred income tax liabilities:
Inventory	(558)	—
Prepaid expenses	(10,470)	(8,514)
Property, plant and equipment	(98,637)	(82,539)
Other	(2,458)	(2,441)
Total deferred income tax liabilities	(112,123)	(93,494)
Net deferred income tax asset	$174,372	$154,297
The Company has federal net operating loss ("NOL") carryforwards of approximately $920.7 million as of December 31, 2020, of which $27.8 million are indefinite lived and the remainder expire predominantly in December 31, 2034 through December 31, 2036. The Company has state NOL carryforwards of approximately $995.8 million, of which

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

$27.8 million are indefinite lived and the remainder expire predominantly in December 31, 2029 through December 31, 2031. The increase in the federal and state NOLs from the prior year was primarily driven by the Company applying a 100%, first-year bonus depreciation for certain qualified equipment for tax purposes as allowed under the Tax Cuts and Jobs Act combined with the current year net loss. In addition, the Company has approximately $18.6 million of general business credits which begin to expire in December 31, 2027 and fully expire in December 31, 2040. The increase in the general business credits from the prior year is due to a $4.0 million income tax benefit from the Internal Revenue Code ("IRC") Section 451 Marginal Well Credit. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels.

Under the IRC of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. A company’s ability to deduct its NOLs and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 or if similar provisions of state law apply. While the Company does not believe an ownership change has occurred since April 1, 2016, because the rules under Section 382 are highly complex and actions of the Company's stockholders which are beyond its control or knowledge could impact whether an ownership change has occurred, the Company cannot give you any assurance that another Section 382 ownership change has not occurred or will not occur in the future. As a result of the Company qualifying for the aforementioned exception, were the Company to have undergone a subsequent ownership change prior to April 1, 2018, its NOLs would effectively be reduced to zero. An ownership change after such date would severely limit the Company's ability to utilize its NOLs and other tax attributes.

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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
At December 31, 2017, the Company had a valuation allowance established against its deferred income tax assets, which represented a full valuation allowance against its net deferred income tax assets. As of December 31, 2018, after considering all relevant factors, the Company concluded that its deferred income tax assets were more likely than not to be realized and released its valuation allowance against its net deferred income tax assets resulting in a $225.8 million income tax benefit.
As of December 31, 2020, the Company considered all positive and negative evidence and concluded that our deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required. Certain factors, could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, such as the COVID-19 pandemic and the unknown duration and overall impact on our operations, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets before expiration.
The following table shows the balance of our valuation allowance and the associated activity during 2018:

December 31, 2018
Beginning balance	$312,493
Addition/(Reduction) - current tax expense/(benefit)	(86,679)
Release	$(225,814)
Ending balance	$—
Uncertain Tax Positions
The Company has filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. NOLs and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2020 and 2019, respectively.
The Company did not record any interest or penalties associated with income taxes for years ended December 31, 2020, 2019 and 2018, respectively, but would record interest and penalties within income tax expense.
Note 8—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2020	December 31, 2019
Balance at Beginning of Period	$56,206	$61,824
Accretion expense	3,004	3,169
Revisions to estimates	2,973	(7,825)
Obligations settled	(276)	(962)
Balance at End of Period	$61,907	$56,206

The portion of costs expected to be paid within a year as of December 31, 2020 is $4.4 million. The portion of costs expected to be incurred beyond one year as of December 31, 2020 is $57.6 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2020. Alabama's regulatory framework technically allows for self-bonding. However, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2020, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $40.8 million, and $3.6 million for miscellaneous purposes.

For the year ended December 31, 2020 and December 31, 2019, the change to the liability was primarily attributable to the net impact of changes in discount rates and current estimates of the costs and scope of remaining reclamation work. For the years ended December 31, 2020 and December 31, 2019, $0.4 million or $0.01 per share and $11.1 million or $0.22 per share, respectively, of the adjustment to the liability was reflected as income in the period because there was no asset recorded to offset the adjustment to the respective liability. This portion of the liability relates to operations that were idle at the time of purchase accounting for the acquisition of certain assets of Walter Energy and no value was attributed to any asset as an offset for the asset retirement obligation.
Note 9—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2020	December 31, 2019
Accrued wages and employee benefits	$25,539	$38,680
Accrued operating expenses	46,285	14,014
Accrued royalties	3,484	3,304
Accrued freight	2,724	1,971
Accrued interest	4,981	4,635
Accrued non-income taxes	3,095	3,151
Total accrued expenses	$86,108	$65,755
Note 10— Pneumoconiosis ("Black Lung") Obligations
The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, the Company was insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. Beginning on June 1, 2018 through May 31, 2020, the Company had a deductible policy where the Company is responsible for the first $0.5 million for each black lung claim. Since June 1, 2020, the Company has a deductible policy where the Company is responsible for the first $1.0 million for each black lung claim.
In addition, in connection with the acquisition of certain assets of Walter Energy, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which the Company is self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor required the Company to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. We received a letter from the Department of Labor on February 21, 2020 under its new process for self-insurance renewals that would require us to increase

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the amount of collateral posted to $39.8 million, but we have appealed such increase. As of December 31, 2020, the Company had $17.0 million of surety bonds and $8.5 million of collateral recognized as short term investments. As of December 31, 2019, the Company had $17.0 million of surety bonds and $14.5 million of collateral recognized as short term investments. There were also $3.0 million and $3.3 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Balance Sheet as of December 31, 2020 and December 31, 2019, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $36.9 million as of December 31, 2020, of which $2.4 million is classified in other current liabilities and the remainder of $34.6 million is shown as a long-term liability in a separate line item in the Consolidated Balance Sheet. For the year ended December 31, 2019, the estimated black lung liabilities (net of the black lung trust assets) were $32.5 million, of which $2.3 million is classified in other current liabilities and $30.2 million is displayed as a long-term liability in a separate line item in the Balance Sheet. Accretion of the black lung liabilities is included in cost of other revenues on the Statements of Operations. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.
Note 11—Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a defined contribution plan to assist its eligible employees in providing for retirements. Generally, under the terms of the plan, employees make voluntary contributions through payroll deductions and the Company makes matching contributions, as defined by the plan. Contributions to these defined contribution plans amounted to $3.0 million for the year ended December 31, 2020, $2.9 million for the year ended December 31, 2019 and $3.1 million for the year ended December 31, 2018 accounted for in cost of sales and selling, general and administrative costs.
Collective Bargaining Agreement
In connection with the acquisition of certain assets of Walter Energy, the Company negotiated a new initial collective bargaining agreement (“CBA”) with the United Mine Workers of America ("UMWA") (the “UMWA CBA”), which was ratified by UMWA’s members on February 16, 2016 and expires on March 31, 2021. Approximately 67.2% and 68.2% of the Company's employees were represented by the UMWA as of December 31, 2020 and December 31, 2019, respectively.
Note 12—Equity Award Plans

Warrior Met Coal, LLC 2016 Equity Incentive Plan

The Company adopted the Warrior Met Coal, LLC 2016 Equity Incentive Plan (the “2016 Equity Plan”). Under the 2016 Equity Plan, employees, directors and officers of the Company were granted equity interests in Warrior Met Coal, LLC in the form of restricted shares and phantom shares.

The restricted shares have certain service-based, performance-based and market-based vesting conditions, including the occurrence of an initial public offering or a change in control as set forth in the 2016 Equity Plan and the applicable award agreements. As of December 31, 2020, 805,083 shares were issued, of which, approximately 30,199 have been forfeited, 722,663 have vested and 52,221 remain unvested. Upon effectiveness of the 2017 Equity Plan (defined below), no further awards were granted under the 2016 Equity Plan.

Restricted shares were issued proportionally as Tranche A, Tranche B and Tranche C shares. Tranche B and C shares fully vested in 2017.

As of December 31, 2020, 268,352 Tranche A shares were issued, of which, approximately 25,551 have been forfeited, 190,580 have vested and 52,221 remain unvested. The Tranche A shares have service and performance based vesting conditions and the awards vest in equal installments on each of the first five anniversaries of the grant date that occurs prior to an IPO and thereafter, subject to the employee’s continued employment or the director’s continued service with the Company. Vesting is conditioned and contingent upon at least 50% of the shares originally acquired in the acquisition of certain assets of Walter Energy having been disposed of to an independent third party, whether before or after an IPO. In the event of a change in control, any Tranche A shares that have not previously vested shall become fully vested at the time of such change in control, subject to the employee’s continued employment or the director's continued service with the Company through the change in

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

control date. During the second quarter of 2018, certain stockholders of the Company sold in two separate transactions an aggregate of 13,000,000 shares of the Company's common stock in public secondary offerings (see Note 17). In connection with the first of these secondary offerings, the performance based vesting condition was met resulting in approximately $3.6 million of incremental stock compensation expense in 2018. The remaining awards shall vest over the remaining time based vesting conditions.

The Company recognized stock compensation expense of $0.3 million for the year ended December 31, 2020 associated with the Tranche A shares. As of December 31, 2020, unrecognized compensation expense related to the 2016 Equity Plan amounted to approximately $0.1 million.

Holders of phantom shares have the right to receive shares of the Company on the earlier of (i) a change in control as defined by the 2016 Equity Plan or (ii) the fifth anniversary of the grant date of the phantom share. The phantom shares are settled in the Company’s shares. As of December 31, 2020, there were 43,580 phantom shares issued to a director of the Company, all of which were fully vested upon issuance.

Warrior Met Coal, Inc. 2017 Equity Incentive Plan

In connection with the Company's initial public offering, the Company adopted the Warrior Met Coal, Inc. 2017 Equity Incentive Plan (the “2017 Equity Plan”). Awards previously issued and outstanding under the 2016 Equity Plan will continue to be governed by the 2016 Equity Plan. However, no further awards will be granted under the 2016 Equity Plan.

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2020 is 4,977,874. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2020, the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $7.3 million for the year ended December 31, 2020 associated with awards granted under the 2017 Equity Plan. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $3.5 million as of December 31, 2020.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the year ended December 31, 2020 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2019	503,892	$21.57
Granted	477,703	$12.38
Canceled	(633)	$22.21
Forfeited	(16,267)	$18.42
Vested	(165,455)	$26.04
Outstanding at December 31, 2020	799,240

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 13—Debt
Debt consisted of the following (in thousands):

	December 31, 2020	December 31, 2019	Weighted Average Interest Rate at December 31, 2020	Final Maturity
Senior secured notes	$343,435	$343,435	8%	2024
ABL facility	40,000	—	4%	2023
Debt discount, net	(3,527)	(4,246)
Total debt	379,908	339,189
Less: current debt	—	—
Total long-term debt	$379,908	$339,189
The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2020 is as follows (in thousands):

	Payments Due
	2020	2021	2022	2023	2024	Thereafter
Senior secured notes	$—	$—	$—	$—	$343,435	$—
ABL facility	—	—	—	40,000	—	—
Total	$—	$—	$—	$40,000	$343,435	$—
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
On December 19, 2019, the Company entered into an Amendment No. 2 to the Amended and Restated Credit Agreement (the “Second Amendment”), which, among other things, amended the definitions of Fixed Charges and Fixed Charge Coverage Ratio in the Amended and Restated Credit Agreement to generally conform to the corresponding definitions in the Indenture (as defined below), solely for purposes of incurring unsecured debt based upon the Fixed Charge Coverage Ratio and added customary language in connections with the Qualified Financial Contract Stay Rules.
On July 20, 2020, we entered into an Amendment No. 3 to the Amended and Restated Credit Agreement (the "Third Amendment"), which among other things (i) clarified certain definitions related to the calculation of the borrowing base and (ii) decreased the aggregate commitments available to be borrowed under the ABL Facility to $120.0 million on February 28, 2021.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $50.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on October 15, 2023. As of December 31, 2020, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2020, the Company had $31.6 million of availability under the ABL Facility.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2020, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2020.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2020	December 31, 2019
Finance lease right-of-use assets, net(1)	$46,746	$40,227
Finance lease liabilities
Current	14,385	10,146
Noncurrent	24,091	25,528
Total finance lease liabilities	$38,476	$35,674

Weighted average remaining lease term - finance leases (in months)	42.9	44.7
Weighted average discount rate - finance leases(2)	5.77%	6.02%
(1) Finance lease right-of-use assets, recorded net of accumulated amortization of $9.8 million and $4.8 million, are included in property, plant and equipment, net in the Balance Sheets as of December 31, 2020 and December 31, 2019, respectively. See Note 5 for additional disclosure.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
    The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2020	2019
Operating lease cost(1):	$2,980	$2,527
Finance lease cost:
Amortization of leased assets	12,730	11,202
Interest on lease liabilities	1,988	1,761
Net lease cost	$17,698	$15,490
(1) Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2021	$16,276
2022	12,555
2023	10,774
2024	2,557
2025	732
Thereafter	—
Total	42,894
Less: amount representing interest	(4,418)
Present value of lease liabilities	$38,476
(1) Finance lease payments include $1.6 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,988	$1,761
Financing cash flows from finance leases	$14,237	$17,273
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$18,967	$45,523
As of December 31, 2020 the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced, of $1.6 million. These finance leases will commence during fiscal year 2021 with lease terms between one to two years.
Note 15—Related Party Transactions
In connection with the acquisition of certain assets of Walter Energy, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $2.6 million for the year ended December 31, 2020, $1.5 million for the year ended December 31, 2019, $3.2 million for the year ended December 31, 2018.
Note 16—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2020 and December 31, 2019, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2020 and December 31, 2019, there were no items accrued for miscellaneous litigation.
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
    In connection with the Company’s acquisition of certain core operating assets of Walter Energy, the Company acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”). Each of these claims were asserted by the Company in the Walter Canada CCAA proceedings. Walter Energy deemed these receivables to be uncollectable for the year ended December 31, 2015 and the Company did not assign any value to these receivables in acquisition accounting as collectability was deemed remote. In March 2020, the Company received approximately $1.8 million in settlement proceeds for the Shared Services Claim and
Hybrid Debt Claim and an additional $1.7 million in the fourth quarter of 2020, which are reflected as other income in the Statements of Operations. These settlement proceeds are in addition to the $22.8 million received in 2019 which are reflected as other income in the Statements of Operations. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolutions of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2020 and December 31, 2019, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $49.5 million, $87.3 million, $101.0 million, for the years ended December 31, 2020, December 31, 2019, and December 31, 2018, respectively.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

During the year ended December 31, 2019, the Company repurchased 500,000 shares for approximately $10.6 million, leaving $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

In light of the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the
Company has temporarily suspended its New Stock Repurchase Program. The Company will continue to monitor its liquidity in light of the COVID-19 pandemic and will consider when to reinstate the program.

First Stock Repurchase Program

On May 2, 2018, the Board approved the First Stock Repurchase Program that authorized repurchases of up to an aggregate of $40.0 million of the Company's outstanding common stock.

    During the first quarter of 2019, the Company repurchased the remaining share repurchases authorized under the First Stock Repurchase Program for approximately $1.9 million.

Secondary Equity Offerings

On May 10, 2018 certain stockholders of the Company sold 8,000,000 shares of the Company's common stock in a public secondary offering at a price to the underwriter of $24.20 per share. The Company did not receive any of the proceeds from this offering. In connection with this offering, the Company repurchased 500,000 shares of common stock under the First Stock Repurchase Program, funded with cash on hand for the aggregate amount of $12.1 million (the "Stock Repurchase"). The shares repurchased by the Company in the Stock Repurchase are reflected as Treasury Stock on the Balance Sheets.

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
Note 18—Fair Value of Financial Instruments
The Company has no significant assets or other liabilities measured at fair value on a recurring basis as of December 31, 2020 or December 31, 2019. During the year ended December 31, 2020, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Cash and cash equivalents, short-term investments, restricted cash, receivables and accounts payable—The carrying amounts reported in the Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of December 31, 2020, the Company had $40.0 million outstanding under the ABL Facility, with $31.6 million available, net of $9.4 million of letters of credit issued and outstanding at such time. The estimated fair value of the Notes is approximately $352.5 million based upon observable market data (Level 2) and the carrying amount of the ABL Facility approximates fair value as these securities are not traded.
Note 19—Net (Loss) Income per Share
The computation of basic net (loss) income per share is based on the number of weighted average common shares outstanding during the period.  The computation of diluted net (loss) income per share is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming issuance of restricted stock.  The number of incremental shares is calculated by applying the treasury stock method.  Basic and diluted net (loss) income per share was calculated as follows (in thousands, except per share data):

	For the years ended December 31,
	2020	2019	2018
Numerator:
Net (loss) income	$(35,761)	$301,699	$696,787
Denominator:
Weighted-average shares used to compute net (loss) income per share—basic	51,168	51,363	52,812
Dilutive restricted stock awards and units(1)	—	130	106
Weighted-average shares used to compute net (loss) income per share—diluted	51,168	51,493	52,918
Net (loss) income per share—basic	$(0.70)	$5.87	$13.19
Net (loss) income per share—diluted	$(0.70)	$5.86	$13.17
(1) In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods.
As of December 31, 2020, there were 281,588 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of December 31, 2020, there were 447,295 shares granted under the 2017 Equity Plan to employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share.

    As of December 31, 2020, there were 52,221 shares of common stock issued under the 2016 Equity Plan to certain directors and employees, for which the service based vesting conditions were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of December 31, 2020, there were 43,580 shares of common stock contingently issuable upon the settlement of a vested phantom unit award under the 2016 Equity Plan and 13,157 shares of common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date is the earlier of a change in control as described in the 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net (loss) income per share.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Dividends
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
    The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Dividend Policy. As of December 31, 2020, the Company has paid $39.5 million of regular quarterly cash dividends under the Dividend Policy.

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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2020	2019	2018
Revenues
Mining	$761,871	$1,235,998	$1,342,683
All other	20,867	32,311	35,324
Total revenues	$782,738	$1,268,309	$1,378,007

	For the years ended December 31,
	2020	2019	2018
Capital Expenditures
Mining	$78,015	$100,768	$97,607
All other	9,473	6,510	4,013
Total capital expenditures	$87,488	$107,278	$101,620
 The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net (loss) income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, other postretirement benefits, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net (loss) income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the years ended December 31,
	2020	2019	2018
Segment Adjusted EBITDA	$136,701	$515,253	$626,038
Other revenues	20,867	32,311	35,324
Cost of other revenues	(33,736)	(29,828)	(10,172)
Depreciation and depletion	(118,092)	(97,330)	(97,209)
Selling, general and administrative	(32,879)	(37,014)	(36,626)
Transaction and other costs	—	—	(9,068)
Loss on early extinguishment of debt	—	(9,756)	—
Other income	3,544	22,815	—
Interest expense, net	(32,310)	(29,335)	(37,314)
Income tax (expense) benefit	20,144	(65,417)	225,814
Net (loss) income	$(35,761)	$301,699	$696,787

Note 21—Subsequent Events

Regular Quarterly Dividend

On February 18, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which will be paid on March 8, 2021, to stockholders of record as of the close of business on March 1, 2021.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Alabama House Bill

On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (“the Act”). The Act makes several changes to the state’s business tax structure. While the Company expects that the Act, in its entirety, will not adversely affect the Company, the Company is closely monitoring whether any provisions of the Act could adversely impact the Company. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. If it is determined that as a result of the repeal of the throwback rule it is more likely than not that the Company would not have sufficient taxable income to utilize the Company’s state deferred income tax assets, the Company may be required to establish a valuation allowance against such state deferred income tax assets.

SUPPLEMENTAL SUMMARY QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share amounts)

	Quarter Ended
Fiscal Year 2020	March 31	June 30	September 30	December 31
Total revenues	$226,720	$163,701	$180,064	$212,253
Gross profit (1)	$67,645	$25,282	$21,630	$9,275
Operating income (loss)	$30,497	$(5,331)	$(14,527)	$(37,778)
Net income (loss) (2)	$21,545	$(9,161)	$(14,434)	$(33,711)
Net income (loss) per share—basic(4)	$0.42	$(0.18)	$(0.28)	$(0.66)
Net income (loss) per share—diluted(4)	$0.42	$(0.18)	$(0.28)	$(0.66)

	Quarter Ended
Fiscal Year 2019	March 31	June 30	September 30	December 31
Total revenues	$378,290	$397,613	$287,506	$204,901
Gross profit (1)	$187,917	$184,406	$89,702	$55,713
Operating income	$156,779	$147,945	$54,599	$24,071
Net income (3)	$110,447	$125,481	$45,022	$20,751
Net income per share—basic(4)	$2.14	$2.43	$0.88	$0.41
Net income per share—diluted(4)	$2.14	$2.43	$0.87	$0.41
(1)    Represents total revenues less cost of sales (exclusive of items shown separately below) and cost of other revenues (exclusive of items shown separately below) for each respective period.
(2)     Net income for the three months ended March 31, 2020 includes proceeds received for the Shared Services Claim and Hybrid Debt Claim of $1.8 million. Net loss for the three months ended December 31, 2020 includes settlement proceeds of $1.7 million related to other Walter Energy claims.
(3)     Net income for the three months ended March 31, 2019 includes a loss on early extinguishment of debt of $9.8 million. Net income includes proceeds received for the Shared Services Claim and Hybrid Debt Claim of $17.5 million and $5.3 million for the three months ended June 30, 2019 and September 30, 2019, respectively. Net income for the three months ended December 31, 2019 includes a change in ARO due to revisions to estimates of $7.8 million which is discussed further in Note 8.
(4)    The sum of quarterly amounts may not equal the annual amounts reported due to rounding. In addition, the sum of quarterly EPS amounts may be different than annual amounts as a result of the impact of variations in shares outstanding.