Form 10-Q
period 2021-03-31
WARRIOR MET COAL, INC.
filed 2021-05-05
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of May 3, 2021: 51,408,956

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•the impact of global pandemics, such as the COVID-19 (as defined below) pandemic, including its impact on our business, employees, suppliers and customers, the metallurgical ("met") coal and steel industries, and global economic markets;

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

•terrorist attacks or security threats, including cybersecurity threats;

•global steel demand and the downstream impact on met coal prices;

•impact of weather and natural disasters on demand and production;

•a substantial or extended decline in pricing or demand for met coal;

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

•the timing and amount of any stock repurchases we make under our Stock Repurchase Program (as defined below) or otherwise; and

•any consequences related to our transfer restrictions under our certificate of incorporation and our NOL rights agreement.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2021	2020
Revenues:
Sales	$206,989	$221,338
Other revenues	6,775	5,382
Total revenues	213,764	226,720
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	154,350	151,514
Cost of other revenues (exclusive of items shown separately below)	7,795	7,561
Depreciation and depletion	32,903	28,692
Selling, general and administrative	7,637	8,456
Total costs and expenses	202,685	196,223
Operating income	11,079	30,497
Interest expense, net	(8,693)	(7,533)
Other income (expense)	(109)	1,822
Income before income tax expense	2,277	24,786
Income tax expense	23,632	3,241
Net (loss) income	(21,355)	$21,545
Basic and diluted net (loss) income per share:
Net (loss) income per share—basic	$(0.42)	$0.42
Net (loss) income per share—diluted	$(0.42)	$0.42
Weighted average number of shares outstanding—basic	51,274	51,106
Weighted average number of shares outstanding—diluted	51,274	51,273
Dividends per share:	$0.05	$0.05
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2021 (Unaudited)	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$221,947	$211,916
Short-term investments	8,504	8,504
Trade accounts receivable	76,120	83,298
Inventories, net	135,696	118,713
Prepaid expenses and other receivables	34,859	45,052
Total current assets	477,126	467,483
Mineral interests, net	98,395	100,855
Property, plant and equipment, net	640,732	637,108
Deferred income taxes	150,741	174,372
Other long-term assets	12,997	14,118
Total assets	$1,379,991	$1,393,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,336	$59,110
Accrued expenses	62,901	86,108
Short term financing lease liabilities	23,619	14,385
Other current liabilities	9,107	10,715
Total current liabilities	160,963	170,318
Long-term debt	380,098	379,908
Asset retirement obligations	60,746	57,553
Long term financing lease liabilities	40,662	24,091
Other long-term liabilities	37,219	36,825
Total liabilities	679,688	668,695

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of March 31, 2021 and December 31, 2020, 53,567,566 issued and 51,345,725 outstanding as of March 31, 2021 and 53,408,040 issued and 51,186,199 outstanding as of December 31, 2020)	536	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of March 31, 2021 and December 31, 2020)	(50,576)	(50,576)
Additional paid in capital	248,774	249,746
Retained earnings	501,569	525,537
Total stockholders’ equity	700,303	725,241
Total liabilities and stockholders’ equity	$1,379,991	$1,393,936
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020

Common Stock
Balance, beginning of period	$534	$533
Issuance of shares	2	—
Balance, end of period	536	533
Preferred Stock
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	249,746	243,932
Stock compensation	1,567	1,605
Other	(2,539)	(1,012)
Balance, end of period	248,774	244,525
Retained Earnings
Balance, beginning of period	525,537	571,693
Net (loss) income	(21,355)	21,545
Dividends paid	(2,613)	(2,598)
Balance, end of period	501,569	590,640
Total Stockholders' Equity	$700,303	$785,122
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2021	2020

OPERATING ACTIVITIES
Net (loss) income	$(21,355)	$21,545
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and depletion	32,903	28,692
Deferred income tax expense	23,632	3,276
Stock based compensation expense	1,696	1,733
Amortization of debt issuance costs and debt discount/premium, net	425	351
Accretion of asset retirement obligations	805	733
Changes in operating assets and liabilities:
Trade accounts receivable	7,178	(32,055)
Inventories	(16,107)	(17,326)
Prepaid expenses and other receivables	10,192	(235)
Accounts payable	4,964	15,614
Accrued expenses and other current liabilities	(5,463)	(3,538)
Other	6,352	2,232
Net cash provided by operating activities	45,222	21,022
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(9,479)	(22,775)
Deferred mine development costs	(12,333)	(3,677)
Proceeds from sale of property, plant and equipment	20	—
Sale of short-term investments	—	14,733
Purchases of short-term investments	—	(8,500)
Net cash used in investing activities	(21,792)	(20,219)
FINANCING ACTIVITIES
Dividends paid	(2,613)	(2,598)
Borrowings under ABL Facility	—	70,000
Principal repayments of finance lease obligations	(8,247)	(3,833)
Other	(2,539)	(1,012)
Net cash (used in) provided by financing activities	(13,399)	62,557
Net increase in cash and cash equivalents	10,031	63,360
Cash and cash equivalents at beginning of period	211,916	193,383
Cash and cash equivalents at end of period	$221,947	$256,743
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). Operating results for the three months ended March 31, 2021 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements for the year ended December 31, 2020 included in the 2020 Annual Report.
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
The Company operates in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, the Company continues to operate its mines in a safe manner under the guidelines issued by the Centers for Disease Control and Prevention and the Alabama State Health Department. In response to these measures and for the protection of employees, the Company has taken steps to ensure our employees remain safe. As of the filing of this Form 10-Q, the Company has not had to idle or temporarily idle its mines as a result of COVID-19.
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
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on our capital projects, certain of which are outside of our control, is unknown, but they may impact or delay the timing of anticipated benefits of capital projects.
Note 2—Summary of Significant Accounting Policies
The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2020 Annual Report, except for changes related to new accounting pronouncements described in "New Accounting Pronouncements."
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
As of March 31, 2021 and December 31, 2020, short-term investments consisted of $8.5 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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

Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility hard coking coal. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended March 31, 2021 and 2020, XCoal accounted for approximately $106.2 million, or 50.9% of total sales, and $44.3 million, or 19.9% of total sales, respectively.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31,

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current metallurgical coal and steel market environments. As of March 31, 2021 and December 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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
The Company adopted the standard as of January 1, 2021 with no material impact to the Company's results of operations, financial condition, cash flows or financial statement presentation.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Coal	$102,058	$86,272
Raw materials, parts, supplies and other, net	33,638	32,441
Total inventories, net	$135,696	$118,713
Note 4—Income Taxes
For the three months ended March 31, 2021, the Company utilized a discrete period method to calculate taxes, as it does not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and its impact on the Company's annual guidance. For the three months ended March 31, 2021, the Company had an income tax expense of $23.6 million. The income tax expense of $23.6 million is due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, discussed below, offset partially by a net non-cash income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $1.3 million of net income tax benefit from the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit, depletion and other adjustments. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. The Company had income tax expense of $3.2 million for the three months ended March 31, 2020.

On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act").
The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, the Company has remeasured its Alabama deferred income tax assets and liabilities and recorded the non-cash income tax benefit noted above of $22.9 million. Additionally, the Company determined that it is not more likely than not that the Company would have sufficient taxable income to utilize all of the Company’s Alabama deferred income tax assets prior to expiration. Therefore, as of March 31, 2021, the Company established a non-cash valuation allowance of $47.8 million against such deferred income tax assets.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

The following table shows the balance of our state deferred income tax asset valuation allowance and the associated activity during the three months ended March 31, 2021:

March 31, 2021
Beginning balance	$—
Addition - current tax expense	47,787
Ending balance	$47,787
Note 5—Debt
Debt consisted of the following (in thousands):

	March 31, 2021	December 31, 2020	Weighted Average Interest Rate at March 31, 2021	Final Maturity
Senior Secured Notes	$343,435	$343,435	8%	2024
ABL Borrowings	40,000	40,000	4%	2023
Debt discount/premium, net	(3,337)	(3,527)
Total debt	380,098	379,908
Less: current debt	—	—
Total long-term debt	$380,098	$379,908
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
ABL Facility

On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company reduced the outstanding principal amount of the ABL Draw by $30.0 million. As of March 31, 2021, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. In accordance with the terms of the ABL Facility, the proceeds from the ABL Draw will be available to be used, if needed, for working capital and general corporate purposes. The Company believes that the $221.9 million of cash on hand and the $50.1 million of availability under the ABL Facility as of March 31, 2021 provides adequate liquidity for the Company in the current environment.
Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	March 31, 2021	December 31, 2020
Black lung obligations	$34,518	$34,567
Other	2,701	2,258
Total other long-term liabilities	$37,219	$36,825

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2021	December 31, 2020
Finance lease right-of-use assets, net(1)	$77,921	$46,746
Finance lease liabilities
Current	23,619	14,385
Noncurrent	40,662	24,091
Total finance lease liabilities	$64,281	$38,476

Weighted average remaining lease term - finance leases (in months)	40.4	42.9
Weighted average discount rate - finance leases(2)	6.28%	5.77%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $12.1 million and $9.8 million and are included in property, plant and equipment, net in the Condensed Balance Sheet as of March 31, 2021 and the Balance Sheet as of December 31, 2020, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

    The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Operating lease cost(1):	$1,189	$292
Finance lease cost:
Amortization of leased assets	4,125	2,998
Interest on lease liabilities	774	546
Net lease cost	$6,088	$3,836
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2021	$21,167
2022	24,761
2023	22,125
2024	2,557
2025	732
Thereafter	—
Total	71,342
Less: amount representing interest	(7,061)
Present value of lease liabilities	$64,281
(1) Finance lease payments include $1.4 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

Supplemental cash flow information related to leases was as follows (in thousands):

	For the three months ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$774	$546
Financing cash flows from finance leases	$8,247	$3,833
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$35,288	$2,286
As of March 31, 2021, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $1.4 million. These finance leases will commence during fiscal year 2021 with lease terms of one to two years.
Note 8—Net (Loss) Income per Share
Basic and diluted net (loss) income per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2021	2020
Numerator:
Net (loss) income	$(21,355)	$21,545
Denominator:
Weighted-average shares used to compute net (loss) income per share—basic	51,274	51,106
Dilutive restrictive stock awards (1)	—	167
Weighted-average shares used to compute net (loss) income per share—diluted	51,274	51,273
Net (loss) income per share—basic	$(0.42)	$0.42
Net (loss) income per share—diluted	$(0.42)	$0.42
(1) In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods.
On February 16, 2021, the Company awarded 398,945 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years.
As of March 31, 2021, there were 319,863 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of March 31, 2021, there were 523,479 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. Based on the Company's closing share price on March 31, 2021, there were 87,566 restricted stock unit awards classified as a liability.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

As of March 31, 2021, there were 27,431 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of March 31, 2021, there were 43,580 shares of the Company's common stock contingently issuable upon the settlement of a vested phantom unit award granted under our 2016 Equity Plan and 13,157 shares of its common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in the 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net (loss) income per share. The phantom unit award settled on April 1, 2021.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which totaled $0.8 million for the three months ended March 31, 2021 and $0.5 million for the three months ended March 31, 2020.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2021 and December 31, 2020, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2021 and December 31, 2020, there were no items accrued for miscellaneous litigation.

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
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

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

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2021 and December 31, 2020, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $12.7 million for the three months ended March 31, 2021 and $14.2 million for the three months ended March 31, 2020.
Note 11—Stockholders' Equity

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

    As of March 31, 2021, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

In light of the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the Company has temporarily suspended its share repurchase program. The Company will continue to monitor its liquidity in light of the COVID-19 pandemic and will consider when to reinstate the program.

Regular Quarterly Dividend

On February 18, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 8, 2021, to stockholders of record as of the close of business on March 1, 2021.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

Note 12—Fair Value of Financial Instruments
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2021 or December 31, 2020.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of March 31, 2021, the Company had $40.0 million outstanding under the ABL Facility, with $50.1 million available, net of outstanding letters of credit of $9.4 million. As of December 31, 2020, the Company had $40.0 million outstanding under the ABL Facility and $9.4 million of letters of credit issued and outstanding under the ABL Facility. As of March 31, 2021 and December 31, 2020, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $355.0 million and $352.5 million, respectively. The carrying amount of the ABL Facility approximates fair value.
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2021	2020
Revenues
Mining	$206,989	$221,338
All other	6,775	5,382
Total revenues	$213,764	$226,720

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

	For the three months ended March 31,
	2021	2020
Capital Expenditures
Mining	$8,619	$21,837
All other	860	938
Total capital expenditures	$9,479	$22,775

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

	For the three months ended March 31,
	2021	2020
Segment Adjusted EBITDA	$52,639	$69,824
Other revenues	6,775	5,382
Cost of other revenues	(7,795)	(7,561)
Depreciation and depletion	(32,903)	(28,692)
Selling, general and administrative	(7,637)	(8,456)
Other income (expense)	(109)	1,822
Interest expense, net	(8,693)	(7,533)
Income tax expense	(23,632)	(3,241)
Net (loss) income	$(21,355)	$21,545

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2021 (UNAUDITED)

Note 14—Subsequent Events

Regular Quarterly Dividend

On April 27, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on May 12, 2021 to stockholders of record as of the close of business on May 7, 2021.

Collective Bargaining Agreement

The Company's Collective Bargaining Agreement ("CBA") contract with the United Mine Workers of America ("UMWA") expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. The Company has continuity plans in place to continue meeting the demands of its key customers.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2021 and March 31, 2020. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
As of December 31, 2020, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 97.5 million metric tons of recoverable reserves and based on a reserve report prepared by Stantec Consulting Services, Inc. ("Stantec") our undeveloped Blue Creek mine contained 103.0 million metric tons of recoverable reserves. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free On Board ("FOB") Australia Index Price ("Platts Index"). Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to mid-volatility ("MV"). These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
We are a company operating in a critical infrastructure industry, as defined by the U.S. Department of Homeland Security. As such, we continue to operate our mines in a safe manner under the guidelines issued by the Centers for Disease Control and Prevention and Alabama State Health Department. This includes, among other things, eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with masks, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing the temperature of all employees. As of the filing of this Form 10-Q, we have not had to idle or temporarily idle our mines as a result of COVID-19.

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

In light of the uncertainties regarding the duration of the COVID-19 pandemic, the Chinese ban on Australian coal and resolution of our Collective Bargaining Agreement ("CBA") negotiations, discussed in further detail below, we are not providing full year 2021 guidance at this time. We continue to appropriately adjust our operational needs, including managing our expenses, capital expenditures, working capital, liquidity and cash flows. In addition, as a precautionary measure, we borrowed $70.0 million under the ABL Facility on March 24, 2020 ( the "ABL Draw") in order to increase the Company's cash position and preserve financial flexibility. In June 2020, we reduced the principal amount of the outstanding ABL Draw by $30.0 million. As of March 31, 2021, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. We intend on retaining the funds in cash to preserve liquidity amid the uncertainties previously mentioned. We also delayed spending the $25.0 million that we budgeted for the development of Blue Creek until there is clarity on these uncertainties and temporarily suspended our Stock Repurchase Program. Our financial approach continues to focus on cash flow management and protecting the balance sheet in order to strategically move through this period of uncertainty and mitigate potential long-term impacts to the business (see Liquidity and Capital Resources below).

Collective Bargaining Agreement

Our CBA contract with the United Mine Workers of America ("UMWA") expired on April 1, 2021, and the UMWA initiated a strike. We believe that we are well positioned to fulfill anticipated customer volume commitments for 2021 of approximately 4.4 to 5.0 million metric tons through a combination of existing coal inventory of 1.1 million metric tons and expected production during the rest of 2021. For now, we have idled Mine 4. We expect production to continue at Mine 7, although at lower than usual rates. While we have business continuity plans in place, the strike may still cause disruption to production and shipping activities, and our plans may vary significantly from quarter to quarter in 2021.
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

	For the three months ended March 31,
	2021	2020
(in thousands)
Segment Adjusted EBITDA	$52,639	$69,824
Metric tons sold	1,771	1,646
Metric tons produced	1,970	1,904
Gross price realization(1)	95%	89%
Average selling price per metric ton	$116.88	$134.47
Cash cost of sales per metric ton	$86.67	$91.55
Adjusted EBITDA	$47,137	$62,026
(1) For the three months ended March 31, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
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

	For the three months ended March 31,
	2021	2020
(in thousands)
Cost of sales	$154,350	$151,514
Asset retirement obligation accretion	(432)	(369)
Stock compensation expense	(422)	(449)
Cash cost of sales	$153,496	$150,696

Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income before interest expense, net, income tax expense, depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, other non-cash accretion and other (income) expense. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net (loss) income. Adjusted EBITDA should not be considered an alternative to net (loss) income or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments exclude some, but not all, items that affect net (loss) income and our presentation of Adjusted EBITDA may vary from that presented by other companies.
The following table presents a reconciliation of Adjusted EBITDA to net (loss) income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended March 31,
	2021	2020
Net (loss) income	$(21,355)	$21,545
Interest expense, net	8,693	7,533
Income tax expense	23,632	3,241
Depreciation and depletion	32,903	28,692
Asset retirement obligation accretion (1)	805	733
Stock compensation expense (2)	1,696	1,733
Other non-cash accretion (3)	361	353
Other (income) expense(4)	402	(1,804)
Adjusted EBITDA	$47,137	$62,026
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (discussed below).

Results of Operations
Three Months Ended March 31, 2021 and 2020
The following table summarizes certain unaudited financial information for the three months ended March 31, 2021 and 2020.

	For the three months ended March 31,
(in thousands)	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$206,989	96.8%	$221,338	97.6%
Other revenues	6,775	3.2%	5,382	2.4%
Total revenues	213,764	100.0%	226,720	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	154,350	72.2%	151,514	66.8%
Cost of other revenues (exclusive of items shown separately below)	7,795	3.6%	7,561	3.3%
Depreciation and depletion	32,903	15.4%	28,692	12.7%
Selling, general and administrative	7,637	3.6%	8,456	3.7%
Total costs and expenses	202,685	94.8%	196,223	86.5%
Operating income	11,079	5.2%	30,497	13.5%
Interest expense, net	(8,693)	(4.1)%	(7,533)	(3.3)%
Other income (expense)	(109)	(0.1)%	1,822	0.8%
Income before income tax expense	2,277	1.1%	24,786	10.9%
Income tax expense	23,632	11.1%	3,241	1.4%
Net (loss) income	$(21,355)	(10.0)%	$21,545	9.5%

Sales and cost of sales components on a per unit basis for the three months ended March 31, 2021 and 2020 were as follows:

	For the three months ended March 31,
	2021	2020
Met Coal (metric tons in thousands)
Metric tons sold	1,771	1,646
Metric tons produced	1,970	1,904
Gross price realization(1)	95%	89%
Average selling price per metric ton	$116.88	$134.47
Cash cost of sales per metric ton	$86.67	$91.55
(1) For the three months ended March 31, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended March 31, 2021 were $207.0 million compared to $221.3 million for the three months ended March 31, 2020. The $14.3 million decrease in revenues was primarily driven by a $31.1 million decrease in revenues related to a $17.59 decrease in the average selling price per metric ton of met coal offset partially by a $16.8 million increase in revenues due to a 125 thousand metric ton increase in met coal sales volume.

For the three months ended March 31, 2021, our geographic customer mix was 56% in Asia, 30% in Europe and 14% in South America. For the three months ended March 31, 2020, our geographic customer mix was 54% in Europe, 26% in South America and 20% in Asia. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended March 31, 2021 were $6.8 million compared to $5.4 million for the three months ended March 31, 2020. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $1.4 million increase in other revenues is primarily due to a $0.76, or 40.2%, increase in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $154.4 million, or 72.2% of total revenues, for the three months ended March 31, 2021, compared to $151.5 million, or 66.8% of total revenues for the three months ended March 31, 2020. The $2.9 million increase is primarily driven by a $11.4 million increase due to a 125 thousand metric ton increase in met coal sales volumes offset partially by a $8.5 million decrease due to the decrease in met coal sales prices and its impact on our variable cost structure.
Depreciation and depletion was $32.9 million, or 15.4% of total revenues, for the three months ended March 31, 2021, compared to $28.7 million, or 12.7% for the three months ended March 31, 2020. The $4.2 million increase in depreciation and depletion is primarily driven by an increase in assets placed in service.
Selling, general and administrative expenses were $7.6 million, or 3.6% of total revenues, for the three months ended March 31, 2021, compared to $8.5 million, or 3.7% of total revenues, for the three months ended March 31, 2020. The $0.8 million decrease in selling, general and administrative expenses for the period is primarily driven by a decrease in professional fees.
Interest expense, net was $8.7 million, or 4.1% of total revenues, for the three months ended March 31, 2021, compared to $7.5 million, or 3.3% of total revenues, for the three months ended March 31, 2020. The $1.2 million increase is primarily driven by a decrease in interest income of $0.8 million and a $0.4 million increase in interest expense related to the ABL Draw.

    Other income (expense) was $1.8 million, or 0.8% of total revenues, for the three months ended March 31, 2020. On July 15, 2015, Walter Energy, Inc. (“Walter Energy”) and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia.

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

For the three months ended March 31, 2021, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the recent outbreak of COVID-19 and its impact on our annual guidance. The income tax expense of $23.6 million is due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, offset partially by a non-cash net income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $1.3 million of net income tax benefit from the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit, depletion and other adjustments. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. For the three months ended March 31, 2020, we recognized income tax expense of $3.2 million.

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
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and a resolution of the CBA contract negotiations with the UMWA . In March 2020, the WHO declared the outbreak of COVID-19 as a global pandemic. There is significant uncertainty as to the effects of this pandemic on the global economy, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek. As events relating to COVID-19 continue to develop globally and impact the capital markets, our liquidity could also be adversely impacted due to possible deterioration in our customers' financial condition and their ability to timely pay outstanding receivables owed to us.
Our total liquidity as of March 31, 2021 was $272.0 million, consisting of cash and cash equivalents of $221.9 million and $50.1 million available under our ABL Facility. As of March 31, 2021, we had an aggregate principal amount of $40.0 million drawn under the ABL Facility and issued and outstanding letters of credit with a face amount equal to $9.4 million. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million.
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
Statements of Cash Flows
Cash balances were $221.9 million and $211.9 million at March 31, 2021 and December 31, 2020, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2021	2020
Net cash provided by operating activities	$45,222	$21,022
Net cash used in investing activities	(21,792)	(20,219)
Net cash (used in) provided by financing activities	(13,399)	62,557
Net increase in cash and cash equivalents	$10,031	$63,360
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount/premium, accretion of asset retirement obligations and changes in net working capital.
Net cash provided by operating activities was $45.2 million for the three months ended March 31, 2021, and was primarily attributed to the net loss of $21.4 million adjusted for depreciation and depletion expense of $32.9 million, deferred income tax expense of $23.6 million, stock based compensation expense of $1.7 million, accretion of asset retirement obligations of $0.8 million and amortization of debt issuance costs and debt discount/premium, net of $0.4 million, offset by a decrease in our net working capital of $0.8 million since December 31, 2020. The decrease in our working capital was primarily driven by decreases in trade accounts receivable and prepaid expenses and other receivables combined with an increase to accounts payable offset partially by an increase to inventory and a decrease to accrued expenses and other current liabilities. The increase in inventory is due to greater production volume than sales volume in the quarter. The decrease in trade accounts receivable is due to a decrease in sales volumes combined with a decrease in the average selling price per metric ton sold. The increase in our accounts payable is primarily driven by the timing of payments.
Net cash provided by operating activities was $21.0 million for the three months ended March 31, 2020, and was primarily attributed to net income of $21.5 million adjusted for depreciation and depletion expense of $28.7 million, deferred income tax expense of $3.2 million, stock based compensation expense of $1.7 million, accretion of asset retirement obligations of $0.7 million and amortization of debt issuance costs and debt discount/premium, net of $0.4 million, coupled with a net increase in our working capital of $37.5 million since December 31, 2019. The increase in our working capital was primarily driven by an increase in trade accounts receivables and inventory offset partially by an increase in accounts payable.
The increase in trade accounts receivable and inventory was primarily driven by an increase in metric tons sold and produced and the increase in our accounts payable is primarily driven by the timing of payments.

Investing Activities
Net cash used in investing activities was $21.8 million and $20.2 million for the three months ended March 31, 2021 and March 31, 2020, respectively, primarily due to purchases of property, plant and equipment and mine development. The prior year period also includes proceeds from a net sale of short-term investments.

Financing Activities
Net cash used by financing activities was $13.4 million for the three months ended March 31, 2021, primarily due to principal repayments of capital lease obligations of $8.2 million and the payment of dividends of $2.6 million. Net cash provided by financing activities was $62.6 million for the three months ended March 31, 2020, primarily due to the proceeds received from the ABL Draw of $70.0 million offset by principal repayments of capital lease obligations of $3.8 million and the payment of dividends of $2.6 million

Stock Repurchase Program

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

As of March 31, 2021, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

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

    The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the
Dividend Policy. As of March 31, 2021, the Company has paid $39.5 million of regular quarterly cash dividends under the
Dividend Policy.

On February 18, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 8, 2021, to stockholders of record as of the close of business on March 1, 2021.

On April 27, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on May 12, 2021 to stockholders of record as of the close of business on May 7, 2021.

As the Company continues to monitor its liquidity in light of the COVID-19 pandemic, the Chinese ban on Australian coal and a resolution of our UMWA negotiations, the Company may decide to suspend its Dividend Policy in the future if the Board deems it to be necessary or appropriate.

ABL Facility

The ABL Facility will mature on October 15, 2023. As of March 31, 2021, we had an aggregate principal amount of $40.0 million outstanding in a partial draw of the ABL Facility and there were $9.4 million of outstanding letters of credit. At March 31, 2021, we had $50.1 million of availability under the ABL Facility.

We intend to retain these funds in cash to preserve liquidity amid the uncertainty surrounding the COVID-19 outbreak. The ABL Draw, which is a proactive measure similar to actions taken by other public companies, is one of the Company’s precautionary measures taken to reduce risk during these unprecedented times.

The revolving loan (and letter of credit) availability under the ABL Facility is subject to a borrowing base, which at any time is equal to the sum of certain eligible billed and unbilled accounts receivable, certain eligible inventory, certain eligible supplies inventory and qualified cash, in each case, subject to specified advance rates. The borrowing base availability is subject to certain reserves, which may be established by the agent in its reasonable credit discretion. The reserves may include rent reserves, lower of cost or market reserve, port charges reserves and any other reserves that the agent determines in its reasonable credit judgement to the extent such reserves relate to conditions that could reasonably be expected to have an adverse effect on the value of the collateral included in the borrowing base. On July 20, 2020, we entered into Amendment No. 3 to the Amended and Restated Asset-Based Revolving Credit Agreement (the "Amendment"). The purpose of the Amendment was to clarify certain definitions related to the borrowing base and to decrease the aggregate commitments available to be borrowed under the ABL Facility to $120.0 million on February 28, 2021.

    The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2021, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2021.
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
Our capital expenditures were $9.5 million and $22.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $12.3 million and $3.7 million for the three months ended March 31, 2021 and March 31, 2020, respectively, and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

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

Due to the ongoing uncertainty related to the COVID-19 pandemic, the Chinese ban on Australian coal and our current CBA contract negotiations with the UMWA, we incurred minimal spend on the development of Blue Creek in 2021. We have delayed the majority of the first year budgeted $25.0 million development of the Blue Creek project, while we focus on preserving cash and liquidity.

Outlook

Due to the ongoing uncertainty related to the COVID-19 pandemic, the Chinese ban on Australian coal and our current CBA contract negotiations with the UMWA, we will not provide full year 2021 guidance at this time. Although we are aggressively managing our response to the recent COVID-19 pandemic and remain committed to good faith negotiations to reach a new agreement with the UMWA, their impact on our full-year fiscal 2021 results and beyond is uncertain. The Company is taking a more conservative approach to managing its cash flow given this uncertainty, and is carefully managing operating expenses, working capital, and capital expenditures during this period. We have also delayed the development of the Blue Creek project and our Stock Repurchase Program also remains temporarily suspended. We have also implemented extensive preventative measures across all operations in order to safeguard the health of our employees. This includes among other things: eliminating business travel, staggering manbuses, cage and shift start times to allow for social distancing, enhanced disinfectant cleaning at all locations, maintaining antibacterial supplies at all locations, providing employees with mask, gloves and other gear, eliminating visitors or vendors on property without strict screening process and testing temperatures of all employees. We believe that the most significant elements of uncertainty are the intensity and duration of the impact on the global steel industry, primarily due to restrictions to contain the virus. However, we believe the execution of our strategy will continue to provide attractive opportunities for profitable growth in the long term following the recovery of the global economy from the effects of the COVID-19 pandemic.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2021, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.9 million, $17.0 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2021 and December 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility as a precautionary measure and in order to increase the Company's cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company made a principal repayment of $30.0 million on the ABL Facility. The debt we incur under the ABL Facility exposes us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2021, based on the $40.0 million outstanding under our ABL Facility as of such date, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $0.4 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2021. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2020 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2020 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2020 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2021 - January 31, 2021
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	1,433	$21.32	—
February 1, 2021 - February 28, 2021
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	106,309	$22.25	—
March 1, 2021 - March 31, 2021
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	14,009	$18.48	—
Total	121,751		—
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

Date: May 5, 2021