Form 10-Q
period 2021-06-30
WARRIOR MET COAL, INC.
filed 2021-08-04
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of August 2, 2021: 51,410,275

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues:
Sales	$224,759	$159,043	$431,748	$380,381
Other revenues	2,681	4,658	9,456	10,040
Total revenues	227,440	163,701	441,204	390,421
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	152,765	130,777	307,115	282,291
Cost of other revenues (exclusive of items shown separately below)	8,343	7,642	16,138	15,203
Depreciation and depletion	40,151	22,156	73,054	50,848
Selling, general and administrative	11,115	8,457	18,752	16,913
Business interruption	7,020	—	7,020	—
Idle mine	10,876	—	10,876	—
Total costs and expenses	230,270	169,032	432,955	365,255
Operating (loss) income	(2,830)	(5,331)	8,249	25,166
Interest expense, net	(8,477)	(8,255)	(17,170)	(15,788)
Other income (expense)	—	—	(109)	1,822
(Loss) income before income tax (benefit) expense	(11,307)	(13,586)	(9,030)	11,200
Income tax (benefit) expense	(6,626)	(4,425)	17,006	(1,184)
Net (loss) income	(4,681)	$(9,161)	$(26,036)	$12,384
Basic and diluted net (loss) income per share:
Net (loss) income per share—basic	$(0.09)	$(0.18)	$(0.51)	$0.24
Net (loss) income per share—diluted	$(0.09)	$(0.18)	$(0.51)	$0.24
Weighted average number of shares outstanding—basic	51,449	51,187	51,362	51,147
Weighted average number of shares outstanding—diluted	51,449	51,187	51,362	51,255
Dividends per share:	$0.05	$0.05	$0.10	$0.10
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	June 30, 2021 (Unaudited)	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$266,876	$211,916
Short-term investments	8,505	8,504
Trade accounts receivable	65,158	83,298
Inventories, net	76,964	118,713
Prepaid expenses and other receivables	34,557	45,052
Total current assets	452,060	467,483
Mineral interests, net	96,721	100,855
Property, plant and equipment, net	628,986	637,108
Deferred income taxes	157,367	174,372
Other long-term assets	11,944	14,118
Total assets	$1,347,078	$1,393,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$48,032	$59,110
Accrued expenses	46,643	86,108
Short term financing lease liabilities	24,849	14,385
Other current liabilities	11,146	10,715
Total current liabilities	130,670	170,318
Long-term debt	380,292	379,908
Asset retirement obligations	61,543	57,553
Long term financing lease liabilities	39,241	24,091
Other long-term liabilities	37,178	36,825
Total liabilities	648,924	668,695

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of June 30, 2021 and December 31, 2020, 53,630,797 issued and 51,408,956 outstanding as of June 30, 2021 and 53,408,040 issued and 51,186,199 outstanding as of December 31, 2020)	536	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of June 30, 2021 and December 31, 2020)	(50,576)	(50,576)
Additional paid in capital	253,922	249,746
Retained earnings	494,272	525,537
Total stockholders’ equity	698,154	725,241
Total liabilities and stockholders’ equity	$1,347,078	$1,393,936
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020

Common Stock
Balance, beginning of period	$536	$533	$534	$533
Issuance of shares	—	—	2	—
Balance, end of period	536	533	536	533
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	248,774	244,525	249,746	243,932
Stock compensation	5,415	1,862	6,982	3,466
Other	(267)	(261)	(2,806)	(1,272)
Balance, end of period	253,922	246,126	253,922	246,126
Retained Earnings
Balance, beginning of period	501,569	590,640	525,537	571,693
Net (loss) income	(4,681)	(9,161)	(26,036)	12,384
Dividends paid	(2,616)	(2,599)	(5,229)	(5,197)
Balance, end of period	494,272	578,880	494,272	578,880
Total Stockholders' Equity	$698,154	$774,963	$698,154	$774,963
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2021	2020

OPERATING ACTIVITIES
Net (loss) income	$(26,036)	$12,384
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and depletion	73,054	50,848
Deferred income tax expense (benefit)	17,006	(1,154)
Stock based compensation expense	7,240	3,724
Amortization of debt issuance costs and debt discount/premium, net	855	708
Accretion of asset retirement obligations	1,610	1,466
Changes in operating assets and liabilities:
Trade accounts receivable	18,139	22,462
Inventories	33,048	(45,594)
Prepaid expenses and other receivables	10,495	(5,693)
Accounts payable	(12,313)	17,379
Accrued expenses and other current liabilities	(16,175)	(9,087)
Other	6,977	5,543
Net cash provided by operating activities	113,900	52,986
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(23,651)	(48,754)
Deferred mine development costs	(13,462)	(8,731)
Proceeds from sale of property, plant and equipment	192	—
Sale of short-term investments	—	14,733
Purchases of short-term investments	—	(8,500)
Net cash used in investing activities	(36,921)	(51,252)
FINANCING ACTIVITIES
Dividends paid	(5,229)	(5,197)
Borrowings under ABL Facility	—	70,000
Repayments under ABL Facility	—	(30,000)
Principal repayments of finance lease obligations	(13,984)	(7,985)
Other	(2,806)	(1,272)
Net cash (used in) provided by financing activities	(22,019)	25,546
Net increase in cash and cash equivalents	54,960	27,280
Cash and cash equivalents at beginning of period	211,916	193,383
Cash and cash equivalents at end of period	$266,876	$220,663
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements for the year ended December 31, 2020 included in the 2020 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") contract with the United Mine Workers of America ("UMWA") expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company has idled Mine No. 4 and scaled back operations at Mine No. 7. In connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, the Company incurred idle mine expenses of $10.9 million for the three months ended June 30, 2021. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company has also incurred approximately $7.0 million of business interruption expenses for the three months ended June 30, 2021 which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

As of June 30, 2021 and December 31, 2020, short-term investments consisted of $8.5 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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

Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility hard coking coal. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended June 30, 2021, XCoal accounted for approximately $141.8 million, or 63.1% of total sales. There were no sales to Xcoal during the three months ended June 30, 2020. During the six months ended June 30, 2021 and 2020, XCoal accounted for approximately $248.1 million, or 57.3% of total sales, and $43.6 million, or 11.4% of total sales, respectively.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current metallurgical coal and steel market environments. As of June 30, 2021 and December 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Coal	$38,168	$86,272
Raw materials, parts, supplies and other, net	38,796	32,441
Total inventories, net	$76,964	$118,713
Note 4—Income Taxes
For the three and six months ended June 30, 2021, the Company utilized a discrete period method to calculate taxes, as it does not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the current CBA contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and its impact on the Company's annual guidance. For the three and six months ended June 30, 2021, the Company had an income tax benefit of $6.6 million and an income tax expense of $17.0 million, respectively. The income tax benefit of $6.6 million is primarily due to a pre-tax operating loss combined with the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels.
The $17.0 million income tax expense for the six months ended June 30, 2021 is primarily due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, discussed below, offset partially by a net non-cash income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $7.9 million of net income tax benefit due to a pre-tax operating loss, the IRC Section 45I Marginal Well Credit, depletion and other adjustments. The Company had income tax benefit of $4.4 million and $1.2 million for the three and six months ended June 30, 2020, respectively.

On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act").
The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, in the first quarter of 2021, the Company remeasured its Alabama deferred income tax assets and liabilities and recorded the non-cash income tax benefit noted above of $22.9 million. Additionally, the Company determined that it is not more likely than not that the Company would have sufficient taxable income to utilize all of the Company’s Alabama deferred income tax assets prior to expiration. Therefore, in the first quarter of 2021, the Company established a non-cash valuation allowance of $47.8 million against such deferred income tax assets.
The following table shows the balance of our state deferred income tax asset valuation allowance and the associated activity during the six months ended June 30, 2021:

June 30, 2021
Beginning balance	$—
Addition - current tax expense	47,787
Ending balance	$47,787

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Note 5—Debt
Debt consisted of the following (in thousands):

	June 30, 2021	December 31, 2020	Weighted Average Interest Rate at June 30, 2021	Final Maturity
Senior Secured Notes	$343,435	$343,435	8%	2024
ABL Borrowings	40,000	40,000	4%	2023
Debt discount/premium, net	(3,143)	(3,527)
Total debt	380,292	379,908
Less: current debt	—	—
Total long-term debt	$380,292	$379,908
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
ABL Facility

On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company reduced the outstanding principal amount of the ABL Draw by $30.0 million. As of June 30, 2021, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. In accordance with the terms of the ABL Facility, the proceeds from the ABL Draw will be available to be used, if needed, for working capital and general corporate purposes. The Company believes that the $266.9 million of cash on hand and the $21.0 million of availability under the ABL Facility as of June 30, 2021 provides adequate liquidity for the Company in the current environment.

Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	June 30, 2021	December 31, 2020
Black lung obligations	$34,147	$34,567
Other	3,031	2,258
Total other long-term liabilities	$37,178	$36,825

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
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

leases have remaining lease terms of one to five years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2021	December 31, 2020
Finance lease right-of-use assets, net(1)	$81,823	$46,746
Finance lease liabilities
Current	24,849	14,385
Noncurrent	39,241	24,091
Total finance lease liabilities	$64,090	$38,476

Weighted average remaining lease term - finance leases (in months)	40.4	42.9
Weighted average discount rate - finance leases(2)	5.82%	5.77%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $12.3 million and $9.8 million and are included in property, plant and equipment, net in the Condensed Balance Sheet as of June 30, 2021 and the Balance Sheet as of December 31, 2020, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

    The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Operating lease cost(1):	$1,600	$501	$2,790	$793
Finance lease cost:
Amortization of leased assets	2,708	2,918	6,833	5,916
Interest on lease liabilities	1,122	542	1,916	1,088
Net lease cost	$5,430	$3,961	$11,539	$7,797
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2021	$16,490
2022	27,006
2023	22,781
2024	3,178
2025	1,353
Thereafter	156
Total	70,964
Less: amount representing interest	(6,874)
Present value of lease liabilities	$64,090
(1) Finance lease payments include $3.0 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	For the six months ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,916	$1,088
Financing cash flows from finance leases	$13,984	$7,985
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$41,889	$4,394
As of June 30, 2021, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $3.0 million. These finance leases will commence during fiscal years 2021 and 2022 with lease terms of one to two years.
Note 8—Net (Loss) Income per Share
Basic and diluted net (loss) income per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net (loss) income	$(4,681)	$(9,161)	$(26,036)	$12,384
Denominator:
Weighted-average shares used to compute net (loss) income per share—basic	51,449	51,187	51,362	51,147
Dilutive restrictive stock awards (1)	—	—	—	108
Weighted-average shares used to compute net (loss) income per share—diluted	51,449	51,187	51,362	51,255
Net (loss) income per share—basic	$(0.09)	$(0.18)	$(0.51)	$0.24
Net (loss) income per share—diluted	$(0.09)	$(0.18)	$(0.51)	$0.24
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
On April 27, 2021, the Company awarded 31,984 restricted stock unit awards under the Company's 2017 Equity Plan.
These awards have service-based vesting conditions and vest over a period of three years.
As of June 30, 2021, there were 322,286 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of June 30, 2021, there were 522,909 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. Based on the Company's closing share price on June 30, 2021, there were 87,209 restricted stock unit awards classified as a liability.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

As of June 30, 2021, there were 6,219 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of June 30, 2021, there were 13,157 shares of its common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in the 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net (loss) income per share.
During the second quarter of 2021, certain employees and directors reached retirement eligibility which resulted in incremental stock compensation expense of $4.1 million that is included in selling, general and administrative expenses within the Condensed Statements of Operations.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which totaled $0.5 million and $1.3 million for the three and six months ended June 30, 2021, respectively, and $0.8 million and $1.3 million for the three and six months ended June 30, 2020, respectively.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2021 and December 31, 2020, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2021 and December 31, 2020, there were no items accrued for miscellaneous litigation.

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
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

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

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2021 and December 31, 2020, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $15.7 million and $28.4 million for the three and six months ended June 30, 2021, respectively, and $13.6 million and $27.8 million for the three and six months ended June 30, 2020, respectively.
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

    As of June 30, 2021, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

Due to the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the Company has temporarily suspended its share repurchase program. The Company will continue to monitor its liquidity in light of the COVID-19 pandemic, the Chinese ban on Australian coal and the current CBA contract negotiations with the UMWA and will consider when to reinstate the program.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

Regular Quarterly Dividend

On February 18, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 8, 2021, to stockholders of record as of the close of business on March 1, 2021.

On April 27, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on May 12, 2021 to stockholders of record as of the close of business on May 7, 2021.

Note 12—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2021, the Company had natural gas swap contracts outstanding with notional amounts totaling 4,000 million British thermal units maturing in the first quarter of 2022. As of December 31, 2020, the Company had no natural gas swap contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the
Condensed Statements of Operations. The Company recognized a loss of $3.3 million and $2.8 million for the three and six months ended June 30, 2021, respectively. The Company records all derivative instruments at fair value and had a liability of $2.5 million as of June 30, 2021 in other current liabilities in the accompanying Condensed Balance Sheets and no asset or liability as of December 31, 2020.

Note 13—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of June 30, 2021 and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$2,542	$—	$2,542
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of December 31, 2020. During the six months ended June 30, 2021, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the six months ended June 30, 2021.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of June 30, 2021, the Company had $40.0 million outstanding under the ABL Facility, with $21.0 million available, net of outstanding letters of credit of $9.4 million. As of December 31, 2020, the Company had $40.0 million outstanding under the ABL Facility and $9.4 million of letters of credit issued and outstanding under the ABL Facility. As of June 30, 2021 and December 31, 2020, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $349.4 million and $352.5 million, respectively. The carrying amount of the ABL Facility approximates fair value.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Revenues
Mining	$224,759	$159,043	$431,748	$380,381
All other	2,681	4,658	9,456	10,040
Total revenues	$227,440	$163,701	$441,204	$390,421

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Capital Expenditures
Mining	$13,873	$23,190	$22,492	$45,027
All other	299	2,789	1,159	3,727
Total capital expenditures	$14,172	$25,979	$23,651	$48,754

The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net (loss) income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, net interest expense, income tax benefit (expense), other income (expense) and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net (loss) income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2021 (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$71,994	$28,266	$124,633	$98,090
Other revenues	2,681	4,658	9,456	10,040
Cost of other revenues	(8,343)	(7,642)	(16,138)	(15,203)
Depreciation and depletion	(40,151)	(22,156)	(73,054)	(50,848)
Selling, general and administrative	(11,115)	(8,457)	(18,752)	(16,913)
Business interruption	(7,020)	—	(7,020)	—
Idle mine	(10,876)	—	(10,876)	—
Other income (expense)	—	—	(109)	1,822
Interest expense, net	(8,477)	(8,255)	(17,170)	(15,788)
Income tax benefit (expense)	6,626	4,425	(17,006)	1,184
Net (loss) income	$(4,681)	$(9,161)	$(26,036)	$12,384

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2021 and June 30, 2020. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
The global steelmaking industry's demand for met coal is also affected by pandemics, epidemics or other public health emergencies, such as the outbreak of the novel coronavirus ("COVID-19"). As of the filing of this Form 10-Q, we have not had to idle or temporarily idle our mines as a result of COVID-19.
While the global economy has seen improvement due to the continued distribution of effective vaccines, COVID-19 and new COVID-19 variants may have further negative impacts on our two operating mines, supply chain, transportation networks and customers, which may compress our margins, and reduce demand for the met coal that we produce, including as a result of preventative and precautionary measures that we, other businesses and governments are taking.

In light of the uncertainties regarding COVID-19, the Chinese ban on Australian coal and the Collective Bargaining Agreement ("CBA") negotiations, discussed in further detail below, we are not providing full year 2021 guidance at this time. We continue to appropriately adjust our operational needs, including managing our expenses, capital expenditures, working capital, liquidity and cash flows. In addition, as a precautionary measure, we borrowed $70.0 million under the ABL Facility on March 24, 2020 ( the "ABL Draw") in order to increase the Company's cash position and preserve financial flexibility. In June 2020, we reduced the principal amount of the outstanding ABL Draw by $30.0 million. As of June 30, 2021, the Company had an aggregate principal amount of $40.0 million drawn under the ABL Facility. We intend on retaining the funds in cash to preserve liquidity amid the uncertainties previously mentioned. We also delayed spending the $25.0 million that we budgeted for the development of Blue Creek until there is clarity on these uncertainties and temporarily suspended our Stock

Repurchase Program. Our financial approach continues to focus on cash flow management and protecting the balance sheet in order to strategically move through this period of uncertainty and mitigate potential long-term impacts to the business (see Liquidity and Capital Resources below).

Collective Bargaining Agreement

Our CBA contract with the United Mine Workers of America ("UMWA") expired on April 1, 2021, and the UMWA initiated a strike. We believe that we are well positioned to fulfill anticipated customer volume commitments for 2021 of approximately 4.4 to 5.0 million metric tons through a combination of existing coal inventory of 456 thousand metric tons and expected production during the rest of 2021. For now, we have idled Mine No. 4 and scaled back operations at Mine No. 7. We expect production to continue at Mine No. 7, although at lower than usual rates. In connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, we incurred idle mine expenses of $10.9 million for the three months ended June 30, 2021. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. Due to the strike, we have also incurred approximately $7.0 million of business interruption expenses for the three months ended June 30, 2021. These expenses represent incremental expenses incurred as a direct result of the strike. These expenses are also presented separately in the Condensed Statements of Operations. While we have business continuity plans in place, the strike may still cause disruption to production and shipping activities, and our plans may vary significantly from quarter to quarter in 2021.
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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(in thousands)
Segment Adjusted EBITDA	$71,994	$28,266	$124,633	$98,090
Metric tons sold	1,653	1,335	3,424	2,981
Metric tons produced	1,084	1,920	3,054	3,824
Gross price realization(1)	100%	100%	97%	94%
Average selling price per metric ton	$135.97	$119.15	$126.09	$127.62
Cash cost of sales per metric ton	$91.82	$97.35	$89.16	$94.16
Adjusted EBITDA	$65,214	$20,299	$111,881	$82,325
(1) For the three and six months ended June 30, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net (loss) income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, net interest expense, income tax benefit (expense), other income (expense) and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
(in thousands)
Cost of sales	$152,765	$130,777	$307,115	$282,291
Asset retirement obligation accretion	(432)	(369)	(865)	(738)
Stock compensation expense	(560)	(478)	(982)	(927)
Cash cost of sales	$151,773	$129,930	$305,268	$280,626

Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income before interest expense, net, income tax expense, depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, other non-cash accretion, non-cash mark-to-market loss on gas hedges, business interruption, idle mine and other (income) expense. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended June 30,		For the six months ended June 30,
	2021	2020	2021	2020
Net (loss) income	(4,681)	$(9,161)	$(26,036)	$12,384
Interest expense, net	8,477	8,255	17,170	15,788
Income tax (benefit) expense	(6,626)	(4,425)	17,006	(1,184)
Depreciation and depletion	40,151	22,156	73,054	50,848
Asset retirement obligation accretion (1)	805	733	1,610	1,466
Stock compensation expense (2)	5,544	1,991	7,240	3,724
Other non-cash accretion (3)	360	353	721	706
Non-cash mark-to-market loss on gas hedges (4)	3,288	—	2,818	—
Business interruption (5)	7,020	—	7,020	—
Idle mine costs (6)	10,876	—	10,876	—
Other (income) expense (7)	—	397	402	(1,407)
Adjusted EBITDA	$65,214	$20,299	$111,881	$82,325
(1)Represents non-cash accretion expense associated with our asset retirement obligations.

(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents non-cash mark-market loss recognized on gas hedges.
(5)Represents business interruption expenses associated with the UMWA strike.
(6)Represents idle mine expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7.
(7)Represents COVID-19 pandemic related expenses and settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (discussed below).

Results of Operations
Three Months Ended June 30, 2021 and 2020
The following table summarizes certain unaudited financial information for the three months ended June 30, 2021 and 2020.

	For the three months ended June 30,
(in thousands)	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$224,759	98.8%	$159,043	97.2%
Other revenues	2,681	1.2%	4,658	2.8%
Total revenues	227,440	100.0%	163,701	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	152,765	67.2%	130,777	79.9%
Cost of other revenues (exclusive of items shown separately below)	8,343	3.7%	7,642	4.7%
Depreciation and depletion	40,151	17.7%	22,156	13.5%
Selling, general and administrative	11,115	4.9%	8,457	5.2%
Business interruption	7,020	3.1%	—	—%
Idle mine	10,876	4.8%	—	—%
Total costs and expenses	230,270	101.2%	169,032	103.3%
Operating (loss) income	(2,830)	(1.2)%	(5,331)	(3.3)%
Interest expense, net	(8,477)	(3.7)%	(8,255)	(5.0)%
(Loss) income before income tax (benefit) expense	(11,307)	(5.0)%	(13,586)	(8.3)%
Income tax (benefit) expense	(6,626)	(2.9)%	(4,425)	(2.7)%
Net (loss) income	$(4,681)	(2.1)%	$(9,161)	(5.6)%

Sales and cost of sales components on a per unit basis for the three months ended June 30, 2021 and 2020 were as follows:

	For the three months ended June 30,
	2021	2020
Met Coal (metric tons in thousands)
Metric tons sold	1,653	1,335
Metric tons produced	1,084	1,920
Gross price realization(1)	100%	100%
Average selling price per metric ton	$135.97	$119.15
Cash cost of sales per metric ton	$91.82	$97.35

(1) For the three months ended June 30, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
Sales for the three months ended June 30, 2021 were $224.8 million compared to $159.0 million for the three months ended June 30, 2020. The $65.8 million increase in revenues was primarily driven by a $37.9 million increase in revenues due to a 318 thousand metric ton increase in met coal sales volume combined with a $27.9 million increase in revenues related to a $16.82 increase in the average selling price per metric ton of met coal.
For the three months ended June 30, 2021, our geographic customer mix was 63% in Asia, 31% in Europe and 6% in South America. For the three months ended June 30, 2020, our geographic customer mix was 75% in Europe and 25% in South America. The higher mix of sales into Asia is the result of us taking advantage of opportunities with new Chinese customers during the COVID-19 pandemic and the impact of the Chinese ban on Australian coal. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended June 30, 2021 were $2.7 million compared to $4.7 million for the three months ended June 30, 2020. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, as well as earned royalty revenue. The $2.0 million decrease in other revenues is primarily due to a $3.3 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures offset partially by an increase in gas revenues due to a $1.12, or 67.7%, increase in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $152.8 million, or 67.2% of total revenues, for the three months ended June 30, 2021, compared to $130.8 million, or 79.9% of total revenues for the three months ended June 30, 2020. The $22.0 million increase is primarily driven by a $31.0 million increase due to a 318 thousand metric ton increase in met coal sales volumes offset partially by a $9.0 million decrease due to lower costs on price sensitive transportation and royalty costs that were mined in prior periods and a concerted effort to reduce costs during this period. These decreases in costs offset the increase in met coal sales prices and its impact on our royalty and logistics variable cost structure.
Depreciation and depletion expenses were $40.2 million, or 17.7% of total revenues, for the three months ended June 30, 2021, compared to $22.2 million, or 13.5% for the three months ended June 30, 2020. The $18.0 million increase in depreciation and depletion is primarily driven by a $12.9 million increase due to a 318 thousand metric ton increase in met coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold combined with the immediate recognition of $5.1 million in depreciation expense that would normally be capitalized into coal inventory but was not due to the idled status of Mine No. 4.
Selling, general and administrative expenses were $11.1 million, or 4.9% of total revenues, for the three months ended June 30, 2021, compared to $8.5 million, or 5.2% of total revenues, for the three months ended June 30, 2020. The $2.7 million increase in selling, general and administrative expenses for the period is primarily driven by an increase in stock compensation expense of $4.1 million due to the accelerated vesting of awards for employees and directors who have reached retirement eligibility.
Business interruption expenses were $7.0 million for the three months ended June 30, 2021. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.
Idled mine expenses were $10.9 million for the three months ended June 30, 2021. These expenses represent idle expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine 7, such as electricity, insurance and maintenance labor.
Interest expense, net was $8.5 million, or 3.7% of total revenues, for the three months ended June 30, 2021, compared to $8.3 million, or 5.0% of total revenues, for the three months ended June 30, 2020. The $0.2 million increase is primarily driven by an increase of $0.5 million due to interest on new equipment financing leases offset partially by an increase in interest income of $0.2 million.

    For the three months ended June 30, 2021, we utilized a discrete period method to calculate income taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the current CBA contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and its impact on the Company's annual guidance. We recognized an income tax benefit of $6.6 million for the three months ended June 30, 2021, primarily due to a pre-tax operating loss combined with the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. For the three months ended June 30, 2020, we recognized income tax expense of $4.4 million.

Six Months Ended June 30, 2021 and 2020
The following table summarizes certain unaudited financial information for the six months ended June 30, 2021 and 2020.

	For the six months ended June 30,
(in thousands)	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$431,748	97.9%	$380,381	97.4%
Other revenues	9,456	2.1%	10,040	2.6%
Total revenues	441,204	100.0%	390,421	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	307,115	69.6%	282,291	72.3%
Cost of other revenues (exclusive of items shown separately below)	16,138	3.7%	15,203	3.9%
Depreciation and depletion	73,054	16.6%	50,848	13.0%
Selling, general and administrative	18,752	4.3%	16,913	4.3%
Business interruption	7,020	1.6%	—	—%
Idle mine	10,876	2.5%	—	—%
Total costs and expenses	432,955	100.8%	365,255	103.3%
Operating income	8,249	1.9%	25,166	6.4%
Interest expense, net	(17,170)	(3.9)%	(15,788)	(4.0)%
Other income (expense)	(109)	—%	1,822	0.5%
(Loss) income before income tax expense	(9,030)	(2.0)%	11,200	2.9%
Income tax expense (benefit)	17,006	3.9%	(1,184)	(0.3)%
Net (loss) income	$(26,036)	(5.9)%	$12,384	3.2%

Sales and cost of sales components on a per unit basis for the six months ended June 30, 2021 and 2020 were as follows:

	For the six months ended June 30,
	2021	2020
Met Coal (metric tons in thousands)
Metric tons sold	3,424	2,981
Metric tons produced	3,054	3,824
Gross price realization(1)	97%	94%
Average selling price per metric ton	$126.09	$127.62
Cash cost of sales per metric ton	$89.16	$94.16

(1) For the six months ended June 30, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.

Sales for the six months ended June 30, 2021 were $431.7 million compared to $380.4 million for the six months ended June 30, 2020. The $51.3 million increase in revenues was primarily driven by a $56.5 million increase in revenues due to a 443 thousand metric ton increase in met coal sales volume offset partially by a 5.2 million decrease in revenues related to a $1.53 decrease in the average selling price per metric ton of met coal.
For the six months ended June 30, 2021, our geographic customer mix was 59% in Asia, 31% in Europe and 10% in South America. For the six months ended June 30, 2020, our geographic customer mix was 63% in Europe, 26% in South America and 11% in Asia. The higher mix of sales into Asia is the result of us taking advantage of opportunities with new Chinese customers during the COVID-19 pandemic and the impact of the Chinese ban on Australian coal. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the six months ended June 30, 2021 were $9.5 million compared to $10.0 million for the six months ended June 30, 2020. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $0.5 million decrease in other revenues is primarily due to a $2.8 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures offset partially by a $2.3 million increase in gas revenues due to an increase in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $307.1 million, or 69.6% of total revenues, for the six months ended June 30, 2021, compared to $282.3 million, or 72.3% of total revenues for the six months ended June 30, 2020. The $24.8 million increase is primarily driven by a $41.8 million increase due to a 443 thousand metric ton increase in met coal sales volumes offset partially by a $17.0 million decrease due to lower costs on price sensitive transportation and royalty costs that were mined in prior periods and a concerted effort to reduce cost during the strike. Also, due to the low met coal sales prices experienced in the first quarter of 2021 and its impact on our variable cost structure.
Depreciation and depletion expenses were $73.1 million, or 16.6% of total revenues, for the six months ended June 30, 2021, compared to $50.8 million, or 13.0% for the six months ended June 30, 2020. The $22.1 million increase in depreciation and depletion is primarily driven by a $17.0 million increase due to an increase in met coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold combined with the immediate recognition of $5.1 million in depreciation expense that would normally be capitalized into coal inventory when produced but was not due to the idled status of Mine No. 4.
Selling, general and administrative expenses were $18.8 million, or 4.3% of total revenues, for the six months ended June 30, 2021, compared to $16.9 million, or 4.3% of total revenues, for the six months ended June 30, 2020. The $1.8 million increase in selling, general and administrative expenses for the period is primarily driven by an increase in stock compensation expense due to the accelerated vesting of awards for certain individuals who have reached retirement eligibility offset by a decrease in other professional services.
Business interruption expenses were $7.0 million for the six months ended June 30, 2021. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.
Idled mine expenses were $10.9 million for the six months ended June 30, 2021. These expenses represent idle expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, such as electricity, insurance and maintenance labor.
Interest expense, net was $17.2 million, or 3.9% of total revenues, for the six months ended June 30, 2021, compared to $15.8 million, or 4.0% of total revenues, for the six months ended June 30, 2020. The $1.4 million increase is primarily driven by an increase of $1.2 million due to interest on new equipment financing leases and a decrease in interest income of $0.2 million.
For the six months ended June 30, 2021, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the current CBA contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and its impact on the Company's annual guidance. We recognized income tax expense of $17.0 million for such period. For the three months ended June 30, 2020, we recognized income tax benefit of $1.2 million. The $17.0 million income tax expense for the six months ended June 30, 2021 is primarily due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, discussed below, offset partially by a net non-cash income tax benefit of

$22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $7.9 million of net income tax benefit due to a pre-tax operating loss, the IRC Section 45I Marginal Well Credit, depletion and other adjustments.
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
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and a resolution of the CBA contract negotiations with the UMWA. There remains significant uncertainty as to the effects of new COVID-19 variants on the global economy, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek.
Our total liquidity as of June 30, 2021 was $287.9 million, consisting of cash and cash equivalents of $266.9 million and $21.0 million available under our ABL Facility. As of June 30, 2021, we had an aggregate principal amount of $40.0 million drawn under the ABL Facility and issued and outstanding letters of credit with a face amount equal to $9.4 million. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the ABL Draw, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months. However, we will continue to assess our liquidity needs in light of the ongoing CBA contract negotiations with the UMWA and the ongoing impact of COVID-19.
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
Statements of Cash Flows
Cash balances were $266.9 million and $211.9 million at June 30, 2021 and December 31, 2020, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2021	2020
Net cash provided by operating activities	$113,900	$52,986
Net cash used in investing activities	(36,921)	(51,252)
Net cash (used in) provided by financing activities	(22,019)	25,546
Net increase in cash and cash equivalents	$54,960	$27,280
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount/premium, accretion of asset retirement obligations and changes in net working capital.
Net cash provided by operating activities was $113.9 million for the six months ended June 30, 2021, and was primarily attributed to the net loss of $26.0 million adjusted for depreciation and depletion expense of $73.1 million, deferred income tax expense of $17.0 million, stock based compensation expense of $7.2 million, accretion of asset retirement obligations of $1.6 million, amortization of debt issuance costs and debt discount/premium, net of $0.9 million, and a decrease in our net working capital of $33.2 million since December 31, 2020. The decrease in our working capital was primarily driven by decreases in accounts receivable, inventory and prepaid expenses and other receivables offset by decreases to accounts payable and accrued expenses and other current liabilities. The decrease to inventory was due to greater sales than production volume for the current period. The decrease in trade accounts receivable and accounts payable is primarily driven by the timing of cash receipts and payments.
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

Investing Activities
Net cash used in investing activities was $36.9 million and $51.3 million for the six months ended June 30, 2021 and June 30, 2020, respectively, primarily due to purchases of property, plant and equipment and mine development. The prior year period also includes proceeds from a net sale of short-term investments.

Financing Activities
Net cash used by financing activities was $22.0 million for the six months ended June 30, 2021, primarily due to principal repayments of capital lease obligations of $14.0 million and the payment of dividends of $5.2 million.
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

As of June 30, 2021, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

In light of the uncertainties resulting from the COVID-19 pandemic and as a precautionary measure to preserve liquidity, the Company has temporarily suspended its Stock Repurchase Program. The Company will continue to monitor its liquidity in light of the pandemic, the Chinese ban on Australian coal and our CBA contract negotiations with the UMWA and will consider when to reinstate the program.

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

    The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Dividend Policy. As of June 30, 2021, the Company has paid $42.1 million of regular quarterly cash dividends under the Dividend Policy.

On February 18, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on March 8, 2021, to stockholders of record as of the close of business on March 1, 2021.

On April 27, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on May 12, 2021 to stockholders of record as of the close of business on May 7, 2021.

On July 30, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on August 16, 2021 to stockholders of record as of the close of business on August 9, 2021.

As the Company continues to monitor its liquidity in light of the COVID-19 pandemic, the Chinese ban on Australian coal and our CBA contract negotiations with the UMWA, the Company may decide to suspend its Dividend Policy in the future if the Board deems it to be necessary or appropriate.

ABL Facility

The ABL Facility will mature on October 15, 2023. As of June 30, 2021, we had an aggregate principal amount of $40.0 million outstanding in a partial draw of the ABL Facility and there were $9.4 million of outstanding letters of credit. At June 30, 2021, we had $21.0 million of availability under the ABL Facility.

We intend to retain these funds in cash to preserve liquidity amid the uncertainty surrounding the COVID-19 outbreak, the Chinese ban on Australian coal and our UMWA negotiations. The ABL Draw, which is a proactive measure similar to actions taken by other public companies, is one of the Company’s precautionary measures taken to reduce risk during these unprecedented times.

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

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2021, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2021.
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
Our capital expenditures were $23.7 million and $48.8 million for the six months ended June 30, 2021 and June 30, 2020, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $13.5 million and $8.7 million for the six months ended June 30, 2021 and June 30, 2020, respectively, and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

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

Our third-party reserve report also indicates that, once developed, Blue Creek will produce a premium High Vol A met coal that is characterized by low-sulfur and high CSR. High Vol A met coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, in recent history, the High Vol A index has traded closer to these coals and for some extended period of times, even trading at a premium. Warrior expects High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which we expect will continue to support prices. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A met coal.

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

Outlook

Due to the ongoing uncertainty related to the COVID-19 pandemic, the Chinese ban on Australian coal and our current CBA contract negotiations with the UMWA, we will not provide full year 2021 guidance at this time. Although we are aggressively managing our response to the COVID-19 pandemic and remain committed to good faith negotiations to reach a new agreement with the UMWA, their impact on our full-year fiscal 2021 results and beyond is uncertain. The Company is taking a more conservative approach to managing its cash flow given this uncertainty, and is carefully managing operating expenses, working capital, and capital expenditures during this period. We have also delayed the development of the Blue Creek project and our Stock Repurchase Program also remains temporarily suspended.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2021, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.9 million, $17.0 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2021 and December 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility as a precautionary measure and in order to increase the Company's cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company made a principal repayment of $30.0 million on the ABL Facility. The debt we incur under the ABL Facility exposes us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2021, based on the $40.0 million outstanding under our ABL Facility as of such date, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $0.4 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2021. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
April 1, 2021 - April 30, 2021
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	8,582	$17.48	—
May 1, 2021 - May 31, 2021
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
June 1, 2021 - June 30, 2021
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	8,582		—
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

Date: August 4, 2021