Form 10-Q
period 2021-09-30
WARRIOR MET COAL, INC.
filed 2021-11-02
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 29, 2021: 51,410,971

TABLE OF CONTENTS

Forward-Looking Statements		1
Part I-Financial Information		3
Item 1.	Financial Statements	4
	Condensed Statements of Operations for the three and nine months ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	4
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	5
	Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended September 30, 2021 (Unaudited) and September 30, 2020 (Unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34
Item 4.	Controls and Procedures	35
Part II - Other Information		36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults on Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38
Signatures		39

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with our labor union. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues:
Sales	$199,745	$175,229	$631,493	$555,610
Other revenues	2,722	4,835	12,178	14,875
Total revenues	202,467	180,064	643,671	570,485
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	91,973	151,370	399,088	433,661
Cost of other revenues (exclusive of items shown separately below)	6,654	7,064	22,792	22,267
Depreciation and depletion	28,967	27,965	102,021	78,813
Selling, general and administrative	7,430	8,192	26,182	25,105
Business interruption	6,872	—	13,892	—
Idle mine	9,327	—	20,203	—
Total costs and expenses	151,223	194,591	584,178	559,846
Operating income (loss)	51,244	(14,527)	59,493	10,639
Interest expense, net	(8,784)	(8,059)	(25,954)	(23,847)
Other income	1,400	—	1,291	1,822
Income (loss) before income tax expense (benefit)	43,860	(22,586)	34,830	(11,386)
Income tax expense (benefit)	5,433	(8,152)	22,439	(9,336)
Net income (loss)	38,427	$(14,434)	$12,391	$(2,050)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$0.75	$(0.28)	$0.24	$(0.04)
Net income (loss) per share—diluted	$0.74	$(0.28)	$0.24	$(0.04)
Weighted average number of shares outstanding—basic	51,416	51,190	51,315	51,161
Weighted average number of shares outstanding—diluted	51,585	51,190	51,424	51,161
Dividends per share:	$0.05	$0.05	$0.15	$0.15
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	September 30, 2021 (Unaudited)	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$268,395	$211,916
Short-term investments	8,505	8,504
Trade accounts receivable	73,270	83,298
Inventories, net	94,026	118,713
Prepaid expenses and other receivables	35,034	45,052
Total current assets	479,230	467,483
Mineral interests, net	94,894	100,855
Property, plant and equipment, net	606,750	637,108
Deferred income taxes	151,934	174,372
Other long-term assets	11,799	14,118
Total assets	$1,344,607	$1,393,936
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,138	$59,110
Accrued expenses	58,114	86,108
Short term financing lease liabilities	22,421	14,385
Other current liabilities	14,721	10,715
Total current liabilities	134,394	170,318
Long-term debt	340,491	379,908
Asset retirement obligations	62,340	57,553
Long term financing lease liabilities	34,805	24,091
Other long-term liabilities	37,214	36,825
Total liabilities	609,244	668,695

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of September 30, 2021 and December 31, 2020, 53,632,812 issued and 51,410,971 outstanding as of September 30, 2021 and 53,408,040 issued and 51,186,199 outstanding as of December 31, 2020)	536	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of September 30, 2021 and December 31, 2020)	(50,576)	(50,576)
Additional paid in capital	255,317	249,746
Retained earnings	530,086	525,537
Total stockholders’ equity	735,363	725,241
Total liabilities and stockholders’ equity	$1,344,607	$1,393,936
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020

Common Stock
Balance, beginning of period	$536	$533	$534	$533
Issuance of shares	—	—	2	—
Balance, end of period	536	533	536	533
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	253,922	246,126	249,746	243,932
Stock compensation	1,395	1,781	8,377	5,247
Other	—	—	(2,806)	(1,272)
Balance, end of period	255,317	247,907	255,317	247,907
Retained Earnings
Balance, beginning of period	494,272	578,880	525,537	571,693
Net income (loss)	38,427	(14,434)	12,391	(2,050)
Dividends paid	(2,613)	(2,599)	(7,842)	(7,796)
Balance, end of period	530,086	561,847	530,086	561,847
Total Stockholders' Equity	$735,363	$759,711	$735,363	$759,711
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2021	2020

OPERATING ACTIVITIES
Net income (loss)	$12,391	$(2,050)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	102,021	78,813
Deferred income tax expense (benefit)	22,439	(9,268)
Stock based compensation expense	8,763	5,634
Amortization of debt issuance costs and debt discount/premium, net	1,289	1,125
Accretion of asset retirement obligations	2,416	2,198
Mark-to-market loss on gas hedges	8,661	—
Changes in operating assets and liabilities:
Trade accounts receivable	10,028	18,054
Income tax receivable	—	24,274
Inventories	18,703	(43,887)
Prepaid expenses and other receivables	10,548	(5,906)
Accounts payable	(16,746)	11,169
Accrued expenses and other current liabilities	(10,100)	(4,699)
Other	6,417	6,696
Net cash provided by operating activities	176,830	82,153
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(34,149)	(72,059)
Deferred mine development costs	(13,462)	(13,257)
Proceeds from sale of property, plant and equipment	192	—
Sale of short-term investments	—	14,733
Purchases of short-term investments	—	(8,500)
Net cash used in investing activities	(47,419)	(79,083)
FINANCING ACTIVITIES
Dividends paid	(7,842)	(7,796)
Borrowings under ABL Facility	—	70,000
Repayments under ABL Facility	(40,000)	(30,000)
Principal repayments of finance lease obligations	(22,284)	(10,972)
Other	(2,806)	(1,272)
Net cash (used in) provided by financing activities	(72,932)	19,960
Net increase in cash and cash equivalents	56,479	23,030
Cash and cash equivalents at beginning of period	211,916	193,383
Cash and cash equivalents at end of period	$268,395	$216,413
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2021. The balance sheet at December 31, 2020 has been derived from the audited financial statements for the year ended December 31, 2020 included in the 2020 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") contract with the United Mine Workers of America ("UMWA") expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company has idled Mine No. 4 and scaled back operations at Mine No. 7. In connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, the Company incurred idle mine expenses of $9.3 million and $20.2 million for the three and nine months ended September 30, 2021, respectively. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company has also incurred approximately $6.9 million and $13.9 million of business interruption expenses for the three and nine months ended September 30, 2021, respectively, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

As of September 30, 2021 and December 31, 2020, short-term investments consisted of $8.5 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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

Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility hard coking coal. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended September 30, 2021 and 2020, XCoal accounted for approximately $122.3 million, or 61.1% of total sales, and $38.7 million, or 22.1% of total sales, respectively. During the nine months ended September 30, 2021 and 2020, XCoal accounted for approximately $370.4 million, or 58.5% of total sales, and $82.3 million, or 14.8% of total sales, respectively. The increase in sales to XCoal in the current period is primarily driven by sales into China.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current metallurgical coal and steel market environments. As of September 30, 2021 and December 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Coal	$53,161	$86,272
Raw materials, parts, supplies and other, net	40,865	32,441
Total inventories, net	$94,026	$118,713
Note 4—Income Taxes
For the three and nine months ended September 30, 2021, the Company utilized a discrete period method to calculate taxes, as it does not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the current CBA contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and its impact on the Company's annual guidance. For the three and nine months ended September 30, 2021, the Company had an income tax expense of $5.4 million and $22.4 million, respectively.
The $22.4 million income tax expense for the nine months ended September 30, 2021 is primarily due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, discussed below, offset partially by a net non-cash income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $2.5 million of net income tax expense due to pre-tax operating income for the period, the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit, depletion and other adjustments. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. The Company had income tax benefit of $8.2 million and $9.3 million for the three and nine months ended September 30, 2020, respectively. The income tax benefit of $9.3 million was due to a $3.3 million income tax benefit from the Section 45I Marginal Well Credit and other discrete items, a $3.2 million income tax benefit from depletion expense and a $2.9 million income tax benefit from the loss recognized before income taxes.

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
The following table shows the balance of our state deferred income tax asset valuation allowance and the associated activity during the nine months ended September 30, 2021:

September 30, 2021
Beginning balance	$—
Addition - current tax expense	47,787
Ending balance	$47,787

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

Note 5—Debt
Debt consisted of the following (in thousands):

	September 30, 2021	December 31, 2020	Weighted Average Interest Rate at September 30, 2021	Final Maturity
Senior Secured Notes	$343,435	$343,435	8%	2024
ABL Borrowings	—	40,000	4%	2023
Debt discount/premium, net	(2,944)	(3,527)
Total debt	340,491	379,908
Less: current debt	—	—
Total long-term debt	$340,491	$379,908
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
ABL Facility

On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase the Company’s cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company reduced the outstanding principal amount of the ABL Draw by $30.0 million and during the three months ended September 30, 2021, the Company reduced the outstanding principal amount of the ABL Draw by $40.0 million. As of September 30, 2021, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2021, the Company had $87.3 million of availability under the ABL Facility (calculated net of $9.4 million of letters of credit outstanding at such time).

Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	September 30, 2021	December 31, 2020
Black lung obligations	$34,229	$34,567
Other	2,985	2,258
Total other long-term liabilities	$37,214	$36,825

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
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

leases have remaining lease terms of one to five years. These leases do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Finance lease right-of-use assets, net(1)	$77,837	$46,746
Finance lease liabilities
Current	22,421	14,385
Noncurrent	34,805	24,091
Total finance lease liabilities	$57,226	$38,476

Weighted average remaining lease term - finance leases (in months)	38.0	42.9
Weighted average discount rate - finance leases(2)	5.89%	5.77%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $15.6 million and $9.8 million and are included in property, plant and equipment, net in the Condensed Balance Sheet as of September 30, 2021 and the Balance Sheet as of December 31, 2020, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

    The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Operating lease cost(1):	$782	$801	$3,572	$1,594
Finance lease cost:
Amortization of leased assets	3,389	2,943	10,222	8,859
Interest on lease liabilities	1,019	315	2,935	1,403
Net lease cost	$5,190	$4,059	$16,729	$11,856
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2021	$7,745
2022	27,885
2023	22,763
2024	3,195
2025	1,353
Thereafter	156
Total	63,097
Less: amount representing interest	(5,871)
Present value of lease liabilities	$57,226
(1) Finance lease payments include $3.9 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to leases was as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

	For the nine months ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,935	$1,403
Financing cash flows from finance leases	$22,284	$10,972
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$42,842	$12,036
As of September 30, 2021, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $3.9 million. These finance leases will commence during fiscal years 2021 and 2022 with lease terms of one to two years.
Note 8—Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$38,427	$(14,434)	$12,391	$(2,050)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	51,416	51,190	51,315	51,161
Dilutive restrictive stock awards (1)	169	—	109	—
Weighted-average shares used to compute net income (loss) per share—diluted	51,585	51,190	51,424	51,161
Net income (loss) per share—basic	$0.75	$(0.28)	$0.24	$(0.04)
Net income (loss) per share—diluted	$0.74	$(0.28)	$0.24	$(0.04)
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
As of September 30, 2021, there were 317,915 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of September 30, 2021, there were 521,916 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. Based on the Company's closing share price on September 30, 2021, there were 87,209 restricted stock unit awards classified as a liability.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

As of September 30, 2021, there were 6,219 restricted stock unit awards granted under the Company's 2016 Equity Incentive Plan (the "2016 Equity Plan") to certain directors and employees, for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.
As of September 30, 2021, there were 13,157 shares of its common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in the 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income (loss) per share.
During the second quarter of 2021, certain employees and directors reached retirement eligibility, which resulted in incremental stock compensation expense of $4.1 million that is included in selling, general and administrative expenses within the Condensed Statements of Operations.
Note 9—Related Party Transactions
The Company owns a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which totaled $0.4 million and $1.7 million for the three and nine months ended September 30, 2021, respectively, and $0.6 million and $1.9 million for the three and nine months ended September 30, 2020, respectively.
Note 10—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2021 and December 31, 2020, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2021 and December 31, 2020, there were no items accrued for miscellaneous litigation. For the three months ended September 30, 2021, the Company received $1.4 million upon the settlement of a lawsuit which is reflected as other income in the Condensed Statement of Operations.

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
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2021 and December 31, 2020, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $13.2 million and $41.6 million for the three and nine months ended September 30, 2021, respectively, and $12.0 million and $39.8 million for the three and nine months ended September 30, 2020, respectively.
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

    As of September 30, 2021, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

Due to the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the Company has temporarily suspended its share repurchase program. The Company will continue to monitor its liquidity in light of the

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

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

On July 30, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling $2.6 million, which was paid on August 16, 2021 to stockholders of record as of the close of business on August 9, 2021.

Note 12—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2021, the Company had natural gas swap contracts outstanding with notional amounts totaling 2,500 million British thermal units maturing in the first quarter of 2022. As of December 31, 2020, the Company had no natural gas swap contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the
Condensed Statements of Operations. The Company recognized a loss of $5.8 million and $8.7 million for the three and nine ended September 30, 2021, respectively. The Company records all derivative instruments at fair value and had a liability of $5.8 million as of September 30, 2021 in other current liabilities in the accompanying Condensed Balance Sheets and no asset or liability as of December 31, 2020.

Note 13—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of September 30, 2021 and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2021 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$5,806	$—	$5,806
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of December 31, 2020. During the nine months ended September 30, 2021, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the nine months ended September 30, 2021.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt—The Company's outstanding debt is carried at cost. As of September 30, 2021, there were no borrowings outstanding under the ABL Facility, with $87.3 million available, net of outstanding letters of credit of $9.4 million. As of

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

December 31, 2020, the Company had $40.0 million outstanding under the ABL Facility and $9.4 million of letters of credit issued and outstanding under the ABL Facility. As of September 30, 2021 and December 31, 2020, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $349.9 million and $352.5 million, respectively.
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Revenues
Mining	$199,745	$175,229	$631,493	$555,610
All other	2,722	4,835	12,178	14,875
Total revenues	$202,467	$180,064	$643,671	$570,485

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Capital Expenditures
Mining	$9,785	$20,660	$32,277	$65,687
All other	713	2,645	1,872	6,372
Total capital expenditures	$10,498	$23,305	$34,149	$72,059

The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, other income, net interest expense, income tax benefit (expense), and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2021 (UNAUDITED)

alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Segment Adjusted EBITDA	$107,772	$23,859	$232,405	$121,949
Other revenues	2,722	4,835	12,178	14,875
Cost of other revenues	(6,654)	(7,064)	(22,792)	(22,267)
Depreciation and depletion	(28,967)	(27,965)	(102,021)	(78,813)
Selling, general and administrative	(7,430)	(8,192)	(26,182)	(25,105)
Business interruption	(6,872)	—	(13,892)	—
Idle mine	(9,327)	—	(20,203)	—
Other income	1,400	—	1,291	1,822
Interest expense, net	(8,784)	(8,059)	(25,954)	(23,847)
Income tax (expense) benefit	(5,433)	8,152	(22,439)	9,336
Net income (loss)	$38,427	$(14,434)	$12,391	$(2,050)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2021 and September 30, 2020. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2020 included in our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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

Collective Bargaining Agreement

Our CBA contract with the United Mine Workers of America ("UMWA") expired on April 1, 2021, and the UMWA initiated a strike. We believe that we are well positioned to fulfill anticipated customer volume commitments for 2021 of approximately 4.4 to 5.0 million metric tons through a combination of existing coal inventory of 536 thousand metric tons and expected production during the rest of 2021. For now, we have idled Mine No. 4 and scaled back operations at Mine No. 7. We expect production to continue at Mine No. 7, although at lower than usual rates. In connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, we incurred idle mine expenses of $9.3 million and $20.2 million for the three and nine months ended September 30, 2021, respectively, and represent expenses incurred, such as electricity, insurance and maintenance labor. Due to the strike, we have also incurred approximately $6.9 million and $13.9 million of business interruption expenses for the three and nine months ended September 30, 2021, respectively. These expenses represent incremental expenses incurred as a direct result of the strike. These expenses are also presented separately in the Condensed Statements of Operations. While we have business continuity plans in place, the strike may still cause disruption to production and shipping activities, and our plans may vary significantly from quarter to quarter in 2021.

In the current operating environment and without a new contract, we believe that our production and sales volume over a twelve-month period could be between 5.0 million and 6.0 million metric tons, which volumes could possibly include restarting Mine 4. Similarly, with a new contract, we believe that our production and sales volume over a twelve-month period could ramp up to a run rate of approximately 6.8 million metric tons within three to four months.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(in thousands)
Segment Adjusted EBITDA	$107,772	$23,859	$232,405	$121,949
Metric tons sold	961	1,753	4,385	4,734
Metric tons produced	1,024	1,712	4,079	5,536
Gross price realization(1)	81%	90%	94%	92%
Average selling price per metric ton	$207.85	$99.96	$144.01	$117.37
Cash cost of sales per metric ton	$94.68	$85.92	$90.37	$91.09
Adjusted EBITDA	$104,942	$16,801	$216,823	$99,126
(1) For the three and nine months ended September 30, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
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

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
(in thousands)
Cost of sales	$91,973	$151,370	$399,088	$433,661
Asset retirement obligation accretion	(432)	(368)	(1,297)	(1,106)
Stock compensation expense	(555)	(385)	(1,536)	(1,312)
Cash cost of sales	$90,986	$150,617	$396,255	$431,243

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense (benefit), depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, other non-cash accretion, non-cash mark-to-market loss on gas hedges, business interruption, idle mine and other (income) expense. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
The following table presents a reconciliation of Adjusted EBITDA to net income (loss) , the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2021	2020	2021	2020
Net income (loss)	38,427	$(14,434)	$12,391	$(2,050)
Interest expense, net	8,784	8,059	25,954	23,847
Income tax (benefit) expense	5,433	(8,152)	22,439	(9,336)
Depreciation and depletion	28,967	27,965	102,021	78,813
Asset retirement obligation accretion (1)	805	732	2,416	2,198
Stock compensation expense (2)	1,524	1,910	8,763	5,634
Other non-cash accretion (3)	360	353	1,081	1,059
Non-cash mark-to-market loss on gas hedges (4)	5,843	—	8,661	—
Business interruption (5)	6,872	—	13,892	—
Idle mine costs (6)	9,327	—	20,203	—
Other (income) expense (7)	(1,400)	368	(998)	(1,039)
Adjusted EBITDA	$104,942	$16,801	$216,823	$99,126
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents non-cash mark-to-market loss recognized on gas hedges.
(5)Represents business interruption expenses associated with the UMWA strike.
(6)Represents idle mine expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7.
(7)Represents proceeds received upon settlement of a lawsuit, COVID-19 pandemic related expenses and settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA (discussed below).

Results of Operations
Three Months Ended September 30, 2021 and 2020
The following table summarizes certain unaudited financial information for the three months ended September 30, 2021 and 2020.

	For the three months ended September 30,
(in thousands)	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$199,745	98.7%	$175,229	97.3%
Other revenues	2,722	1.3%	4,835	2.7%
Total revenues	202,467	100.0%	180,064	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	91,973	45.4%	151,370	84.1%
Cost of other revenues (exclusive of items shown separately below)	6,654	3.3%	7,064	3.9%
Depreciation and depletion	28,967	14.3%	27,965	15.5%
Selling, general and administrative	7,430	3.7%	8,192	4.5%
Business interruption	6,872	3.4%	—	—%
Idle mine	9,327	4.6%	—	—%
Total costs and expenses	151,223	74.7%	194,591	108.1%
Operating income (loss)	51,244	25.3%	(14,527)	(8.1)%
Interest expense, net	(8,784)	(4.3)%	(8,059)	(4.5)%
Other income	1,400	0.7%	—	—%
Income (loss) before income tax expense (benefit)	43,860	21.7%	(22,586)	(12.5)%
Income tax expense (benefit)	5,433	2.7%	(8,152)	(4.5)%
Net income (loss)	$38,427	19.0%	$(14,434)	(8.0)%

Sales and cost of sales components on a per unit basis for the three months ended September 30, 2021 and 2020 were as follows:

	For the three months ended September 30,
	2021	2020
Met Coal (metric tons in thousands)
Metric tons sold	961	1,753
Metric tons produced	1,024	1,712
Gross price realization(1)	81%	90%
Average selling price per metric ton	$207.85	$99.96
Cash cost of sales per metric ton	$94.68	$85.92
(1) For the three months ended September 30, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
We produced 1.0 million metric tons of met coal for the three months ended September 30, 2021 compared to 1.7 million metric tons for the three months ended September 30, 2020. The tons produced in the third quarter of 2021 resulted from us running both longwalls and four continuous miner units at Mine No. 7. By running the four continuous miner units, our lead days or float time has not materially changed since the strike commenced in April 2021 and are still several months out into the future. Mine No. 4 remained idled during the three months ended September 30, 2021.
Sales for the three months ended September 30, 2021 were $199.7 million compared to $175.2 million for the three months ended September 30, 2020. The $24.5 million increase in sales was primarily driven by a $103.7 million increase in sales related to a $107.89 increase in the average selling price per metric ton of met coal offset partially by $79.2 million decrease in sales due to a 792 thousand metric ton decrease in met coal sales volume.

For the three months ended September 30, 2021, our geographic customer mix was 49% in Asia, 47% in Europe and 4% in South America. For the three months ended September 30, 2020, our geographic customer mix was 51% in Europe, 27% in South America and 22% in Asia. The higher mix of sales into Asia is the result of us taking advantage of opportunities with new Chinese customers due to the impact of the Chinese ban on Australian coal. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended September 30, 2021 were $2.7 million compared to $4.8 million for the three months ended September 30, 2020. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $2.1 million decrease in other revenues is primarily due to a $5.8 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures offset partially by a $3.7 million increase in gas revenues due to a $2.05, or 106.6%, increase in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $91.9 million, or 45.4% of total revenues, for the three months ended September 30, 2021, compared to $151.4 million, or 84.1% of total revenues for the three months ended September 30, 2020. The $59.4 million decrease is primarily driven by a $68.0 million decrease due to a 792 thousand metric ton decrease in met coal sales volumes offset partially by an $8.5 million increase due to higher costs on price sensitive transportation and royalty costs.
Depreciation and depletion expenses were $29.0 million, or 14.3% of total revenues, for the three months ended September 30, 2021, compared to $28.0 million, or 15.5% for the three months ended September 30, 2020. The $1.0 million increase in depreciation and depletion is primarily driven by the immediate recognition of $7.8 million of depreciation expense that would normally be capitalized into coal inventory but was not due to the idled status of Mine No. 4 offset partially by a $6.8 million decrease due to a 792 thousand metric ton decrease in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $7.4 million, or 3.7% of total revenues, for the three months ended September 30, 2021, compared to $8.2 million, or 4.5% of total revenues, for the three months ended September 30, 2020. The $0.8 million decrease in selling, general and administrative expenses for the period is primarily driven by a decrease in employee related costs and professional service fees.
Business interruption expenses were $6.9 million for the three months ended September 30, 2021. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.
Idle mine expenses were $9.3 million for the three months ended September 30, 2021. These expenses represent idle expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, such as electricity, insurance and maintenance labor.
Interest expense, net was $8.8 million, or 4.3% of total revenues, for the three months ended September 30, 2021, compared to $8.1 million, or 4.5% of total revenues, for the three months ended September 30, 2020. The $0.7 million increase is primarily driven by an increase in interest on new equipment financing leases.
Other income represents proceeds received of $1.4 million upon the settlement of a lawsuit.

    For the three months ended September 30, 2021, we utilized a discrete period method to calculate income taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the current CBA contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and their impact on the Company's annual guidance. We recognized income tax expense of $5.4 million for the three months ended September 30, 2021, primarily due to pre-tax operating income offset partially by depletion and the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit. The Marginal Well Credit is a production-based credit that provides a credit for qualified natural gas production. For the three months ended September 30, 2020, we recognized income tax benefit of $8.2 million primarily due to a loss recognized before income taxes and a $3.3 million income tax effect from the IRC Section 451 Marginal Well Credit and other discrete items.

Nine Months Ended September 30, 2021 and 2020
The following table summarizes certain unaudited financial information for the nine months ended September 30, 2021 and 2020.

	For the nine months ended September 30,
(in thousands)	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$631,493	98.1%	$555,610	97.4%
Other revenues	12,178	1.9%	14,875	2.6%
Total revenues	643,671	100.0%	570,485	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	399,088	62.0%	433,661	76.0%
Cost of other revenues (exclusive of items shown separately below)	22,792	3.5%	22,267	3.9%
Depreciation and depletion	102,021	15.8%	78,813	13.8%
Selling, general and administrative	26,182	4.1%	25,105	4.4%
Business interruption	13,892	2.2%	—	—%
Idle mine	20,203	3.1%	—	—%
Total costs and expenses	584,178	100.8%	559,846	103.3%
Operating income	59,493	9.2%	10,639	1.9%
Interest expense, net	(25,954)	(4.0)%	(23,847)	(4.2)%
Other income	1,291	0.2%	1,822	0.3%
Income (loss) before income tax expense (benefit)	34,830	5.4%	(11,386)	(2.0)%
Income tax expense (benefit)	22,439	3.5%	(9,336)	(1.6)%
Net income (loss)	$12,391	1.9%	$(2,050)	(0.4)%

Sales and cost of sales components on a per unit basis for the nine months ended September 30, 2021 and 2020 were as follows:

	For the nine months ended September 30,
	2021	2020
Met Coal (metric tons in thousands)
Metric tons sold	4,385	4,734
Metric tons produced	4,079	5,536
Gross price realization(1)	94%	92%
Average selling price per metric ton	$144.01	$117.37
Cash cost of sales per metric ton	$90.37	$91.09

(1) For the nine months ended September 30, 2021 and 2020, our gross price realization represents a volume weighted-average calculation of our daily realized price per ton based on gross sales, which excludes demurrage and other charges, as a percentage of the Platts Index price.
We produced 4.1 metric tons of met coal for the nine months ended September 30, 2021 compared to 5.5 metric tons for the nine months ended September 30, 2020. The tons produced resulted from full operations at both mines in the first three months of the year plus both longwalls and four continuous miner units at Mine No. 7 for the period from April 2021 to September 2021, while Mine No 4. was idled during this period. By running the four continuous miner units, our lead days or float time has not materially changed since the strike commenced in April 2021 and are still several months out into the future.

Sales for the nine months ended September 30, 2021 were $631.5 million compared to $555.6 million for the nine months ended September 30, 2020. The $75.9 million increase in sales was primarily driven by a $116.8 million increase in sales related to a $26.64 increase in the average selling price per metric ton of met coal offset partially by a $41.0 million decrease in sales due to a 349 thousand metric ton decrease in met coal sales volume.
For the nine months ended September 30, 2021, our geographic customer mix was 56% in Asia, 36% in Europe and 8% in South America. For the nine months ended September 30, 2020, our geographic customer mix was 59% in Europe, 26% in South America and 15% in Asia. The higher mix of sales into Asia is the result of us taking advantage of opportunities with new Chinese customers during the COVID-19 pandemic and the impact of the Chinese ban on Australian coal. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the nine months ended September 30, 2021 were $12.2 million compared to $14.9 million for the nine months ended September 30, 2020. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $2.7 million decrease in other revenues is primarily due to an $8.7 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures offset partially by a $6.0 million increase in gas revenues due to a $1.31, or 71.9%, increase in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $399.1 million, or 62.0% of total revenues, for the nine months ended September 30, 2021, compared to $433.7 million, or 76.0% of total revenues for the nine months ended September 30, 2020. The $34.6 million decrease is primarily driven by a $31.7 million decrease due to a 349 thousand metric ton decrease in met coal sales volumes combined with a $2.9 million decrease due to a concerted effort to reduce operating costs during the strike and also the impact of low met coal sales prices during the first half of 2021 on our variable cost structure.
Depreciation and depletion expenses were $102.0 million, or 15.8% of total revenues, for the nine months ended September 30, 2021, compared to $78.8 million, or 13.8% for the nine months ended September 30, 2020. The $23.2 million increase in depreciation and depletion is primarily driven by the immediate recognition of $12.9 million in depreciation expense that would normally be capitalized into coal inventory when produced but was not due to the idled status of Mine No. 4 with the remainder of the increase due to the recognition of depreciation expense on an increase in assets placed in service.
Selling, general and administrative expenses were $26.2 million, or 4.1% of total revenues, for the nine months ended September 30, 2021, compared to $25.1 million, or 4.4% of total revenues, for the nine months ended September 30, 2020. The $1.1 million increase in selling, general and administrative expenses for the period is primarily driven by an increase in stock compensation expense due to the accelerated vesting of awards for certain individuals who have reached retirement eligibility offset by a decrease in other professional services.
Business interruption expenses were $13.9 million for the nine months ended September 30, 2021. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.
Idle mine expenses were $20.2 million for the nine months ended September 30, 2021. These expenses represent idle expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, such as electricity, insurance and maintenance labor.
Interest expense, net was $26.0 million, or 4.0% of total revenues, for the nine months ended September 30, 2021, compared to $23.8 million, or 4.2% of total revenues, for the nine months ended September 30, 2020. The $2.2 million increase is primarily driven by an increase of $1.7 million due to interest on new equipment financing leases and a decrease in interest income of $0.5 million.
Other income for the nine months ended September 30, 2021 were $1.3 million, or 0.2% of total revenues, compared to $1.8 million, 0.3% of total revenues, for the nine months ended September 30, 2020. Other income for the nine months ended September 30, 2021, represents proceeds received in connection with the settlement of a lawsuit offset partially by COVID-19 pandemic related expenses.
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
For the nine months ended September 30, 2021, we utilized a discrete period method to calculate taxes, as we do not believe that the annual effective tax rate method represents a reliable estimate given the current uncertainty surrounding the current CBA contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and their impact on the Company's annual guidance. We recognized income tax expense of $22.4 million for such period. For the nine months ended September 30, 2020, we recognized income tax benefit of $9.3 million. The $22.4 million income tax expense for the nine months ended September 30, 2021 is primarily due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, discussed above, offset partially by a net non-cash income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $2.5 million of net income tax expense due to a pre-tax operating income, the IRC Section 45I Marginal Well Credit, depletion and other adjustments.
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
Our total liquidity as of September 30, 2021 was $355.7 million, consisting of cash and cash equivalents of $268.4 million and $87.3 million available under our ABL Facility. As of September 30, 2021, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the current uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million and during the three months ended September 30, 2021, we reduced the remaining $40.0 million outstanding principal amount of the ABL Draw.
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
Statements of Cash Flows
Cash balances were $268.4 million and $211.9 million at September 30, 2021 and December 31, 2020, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30,
	2021	2020
Net cash provided by operating activities	$176,830	$82,153
Net cash used in investing activities	(47,419)	(79,083)
Net cash (used in) provided by financing activities	(72,932)	19,960
Net increase in cash and cash equivalents	$56,479	$23,030
Operating Activities
Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount/premium, accretion of asset retirement obligations, mark-to-market losses on gas hedges and changes in net working capital.
Net cash provided by operating activities was $176.8 million for the nine months ended September 30, 2021, and was primarily attributed to net income of $12.4 million adjusted for depreciation and depletion expense of $102.0 million, deferred income tax expense of $22.4 million, stock based compensation expense of $8.8 million, accretion of asset retirement obligations of $2.4 million, amortization of debt issuance costs and debt discount/premium, net of $1.3 million, mark-to-market loss on gas hedges of $8.7 million and a decrease in our net working capital of $12.4 million since December 31, 2020. The decrease in our working capital was primarily driven by decreases in accounts receivable, inventory and prepaid expenses and other receivables offset partially by decreases to accounts payable and accrued expenses and other current liabilities. The decrease to inventory was due to greater sales than production volume for the current period. The decrease in trade accounts receivable and accounts payable is primarily driven by the timing of cash receipts and payments.
Net cash provided by operating activities was $82.2 million for the nine months ended September 30, 2020, and was primarily attributed to net loss of $2.0 million adjusted for depreciation and depletion expense of $78.8 million, deferred income tax benefit of $9.3 million, stock based compensation expense of $5.6 million, accretion of asset retirement obligations of $2.2 million and amortization of debt issuance costs and debt discount/premium, net of $1.1 million, coupled with a net increase in our working capital of $1.0 million since December 31, 2019. The increase in our working capital was primarily driven by an increase in inventory and prepaid expenses and other receivables offset partially by a decrease in income tax receivable and trade accounts receivable and an increase in accounts payable. The increase in inventory and decrease in trade accounts receivable was primarily due to a 1.0 million decrease in metric tons sold. The decrease in trade accounts receivable was also due to a decrease in the average selling price per metric ton sold. The decrease in income tax receivable was due to the alternative minimum tax ("AMT") credit refund of $24.3 million received during the third quarter of 2020. The increase in our accounts payable was primarily driven by the timing of payments.

Investing Activities
Net cash used in investing activities was $47.4 million and $79.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, primarily due to purchases of property, plant and equipment and mine development. The prior year period also includes proceeds from a net sale of short-term investments.

Financing Activities
Net cash used by financing activities was $72.9 million for the nine months ended September 30, 2021, primarily due to repayment of the ABL Draw of $40.0 million, principal repayments of capital lease obligations of $22.3 million and the payment of dividends of $7.8 million.
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

As of September 30, 2021, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

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

    The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Dividend Policy. As of September 30, 2021, the Company has paid $44.7 million of regular quarterly cash dividends under the Dividend Policy.

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

On July 30, 2021, the Board declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which was paid on August 16, 2021 to stockholders of record as of the close of business on August 9, 2021.

On October 25, 2021, the board of directors declared a regular quarterly cash dividend of $0.05 per share, totaling approximately $2.6 million, which will be paid on November 12, 2021 to stockholders of record as of the close of business on November 5, 2021.

As the Company continues to monitor its liquidity in light of the COVID-19 pandemic, the Chinese ban on Australian coal and our CBA contract negotiations with the UMWA, the Company may decide to suspend its Dividend Policy in the future if the Board deems it to be necessary or appropriate.

ABL Facility

The ABL Facility will mature on October 15, 2023. As of September 30, 2021, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2021, we had $87.3 million of availability under the ABL Facility.

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

The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2021, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2021.
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
Our capital expenditures were $34.1 million and $72.1 million for the nine months ended September 30, 2021 and September 30, 2020, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $13.5 million and $13.3 million for the nine months ended September 30, 2021 and September 30, 2020, respectively, and relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

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

Our third-party reserve report also indicates that, once developed, Blue Creek will produce a premium High Vol A met coal that is characterized by low-sulfur and high CSR. High Vol A met coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, in recent history, the High Vol A index has traded closer to the prices of these coals and for some extended periods of time, even traded at a premium to them. Warrior expects High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which we expect will continue to support prices. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A met coal.

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

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2021, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.9 million, $17.0 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2021 and December 31, 2020, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

Our Notes have a fixed rate of interest of 8.00% per annum and are payable semi-annually in arrears on May 1 and November 1 of each year.

Our ABL Facility bears an interest rate equal to LIBOR plus an applicable margin, which is based on the average availability of the commitments under the ABL Facility, ranging currently from 150 to 200 basis points. On March 24, 2020, the Company borrowed $70.0 million in a partial draw of the ABL Facility as a precautionary measure and in order to increase the Company's cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 outbreak. In June 2020, the Company made a principal repayment of $30.0 million on the ABL Facility and in the three months ending September 20, 2021, we made a principal repayment of $40.0 million. The debt we incur under the ABL Facility exposes us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2021, assuming we had $120.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.2 million. Furthermore, such interest rates under our ABL Facility are based upon benchmarks that are subject to potential change or elimination, including as a result of the announcement from the United Kingdom Financial Conduct Authority ("FCA"), which regulates LIBOR, that it intends to stop compelling banks to submit rates for the calculation of LIBOR after 2021.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2021. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.

Other than as set forth below, there have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2020 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2020 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2020 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Work stoppages, such as the strike initiated by the UMWA earlier this year, labor shortages and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs.

If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of March 31, 2021, 66.8% of our employees were represented by the UMWA. In connection with the acquisition of certain assets of Walter Energy, we negotiated the CBA with the UMWA, which was ratified by the UMWA’s members on February 16, 2016 and had a five-year term. The CBA contract with the UMWA expired on April 1, 2021, and the UMWA initiated a strike. While the Company has business continuity plans in place, the strike may still cause disruption to production and shipment activities and our operations and profitability could be adversely affected. In addition, future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended September 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
July 1, 2021 - July 31, 2021
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
August 1, 2021 - August 31, 2021
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
September 1, 2021 - September 30, 2021
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	17	$22.99	—
Total	17		—
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

Date: November 2, 2021