Form 10-K
period 2021-12-31
WARRIOR MET COAL, INC.
filed 2022-02-22
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2021, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $884.2 million.
Number of shares of common stock outstanding as of February 20, 2022: 51,502,698

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference into Part III of this report for the year ended December 31, 2021.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•the impact of global pandemics, such as the novel coronavirus (“COVID-19”) pandemic, including its impact on our business, employees, suppliers and customers, the met coal and steel industries, and global economic markets;

•our relationships with, and other conditions affecting, our customers;

•successful implementation of our business strategies;

•unavailability of, or price increases in, the transportation of our metallurgical (“met”) coal;
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

•our ability to comply with covenants in our Second Amended and Restated Credit Facility (the “ABL Facility” or the "Second Amended and Restated Credit Agreement") and the Indenture (as defined below);

•adequate liquidity and the cost, availability and access to capital and financial markets;
•our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carry forwards (“NOLs”);

•our ability to continue paying our quarterly dividend or pay any special dividend;

•the timing and amount of any stock repurchases we make under our stock repurchase program or otherwise;

•any consequences related to our transfer restrictions under our certificate of incorporation and our NOL rights agreement; and

•other factors, including the other factors discussed in “Risk Factors.”

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
CSX.    CSX Corporation.
EPA.     Environmental Protection Agency.
Development Stage Property. A property that has mining reserves disclosed, but no material extraction.
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
Indicated mineral resource. That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person (as defined in the SEC rules) to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.
Inferred mineral resource. That part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability.
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
Measured mineral resource. That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with measured mineral resource is sufficient to allow a qualified person (as defined in the SEC rules) to apply modifying factors, in sufficient detail to support mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
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
Mineral Reserve. Is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
Mineral Resource. Is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
Modifying Factors. The factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include, but are not restricted to: Mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.
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
Probable mineral reserves.  Are the economically mineable part of an indicated and, in some cases, a measured mineral resource.
Productivity.    As used in this Annual Report, refers to clean metric tons of coal produced per underground man hour worked, as published by the MSHA.

Proven mineral reserves.    Are the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
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

Part I
Item 1. Business
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry headquartered in Brookwood, Alabama. We are dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. Our met coal production totaled 5.1 million metric tons in 2021. Our natural gas operations remove and sell natural gas from the coal seams owned or leased by reducing natural gas levels in our mines.
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
World-class Blue Creek provides us with a high-return growth project. Blue Creek represents one of the last remaining large scale untapped premium quality, high volatility ("High Vol") A coal reserves in the U.S. and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, has 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons. We have the ability to acquire adjacent reserves that would increase the total reserves to over 154 million metric tons with a mine life of approximately 50 years assuming a single longwall operation. High Vol A has traditionally priced at a slight discount to the Australian premium LV and the U.S. LV coals; however we have observed extended periods in which they achieved a premium over these indices. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices. We believe this creates an opportunity for Blue Creek to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A coals.
Highly flexible cost structure protects through-the-cycle profitability. We have “variabilized” our cost structure in our labor, royalties and logistics contracts, increasing the proportion of our cost structure that varies in response to changes in HCC prices based on a variety of indices. Our logistics costs are structured to reduce cash requirements in lower HCC price environments and to increase cash requirements within a range with higher HCC prices. Our royalties are calculated as a percentage of the price we realize and therefore increase or decrease with changes in HCC prices. In addition, we can adjust our usage of continuous miner units in response to HCC pricing. Our variable cost structure dramatically lowers our cash cost of sales if our realized price falls, while being effectively capped in higher price environments, allowing us to generate significant operating cash flow. Our highly flexible cost structure provides us with a key competitive advantage relative to our competitors and which we expect should allow us to remain profitable in all coal market conditions.
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
Clean balance sheet and tax asset to drive robust cash flow generation. Unlike other U.S. coal producers in our peer group, we have no pension or OPEB legacy liabilities with manageable surety bond requirements. With minimal legacy liabilities, we are not burdened by the annual fixed obligations that are typically associated with these types of liabilities. Our clean balance sheet and its low sustaining capital expenditure requirements position us to generate strong cash flows across a range of met coal price environments. Additionally, we expect our cash flows to benefit from a low cash tax rate as a result of our significant federal NOLs. As a result of these tax assets, and the repeal of the corporate alternative minimum tax ("AMT"), we believe our effective cash tax rate will be approximately 0%, exclusive of the AMT credit refunds, until our NOLs are fully utilized or expire, which will enable strong cash conversion from our operating profits.
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in met coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As such, we will seek to maintain a conservative financial leverage target of 1.50 - 2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $100 million. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2021, we had approximately $479.0 million of available liquidity consisting of $83.2 million of borrowing capacity under the ABL Facility and $395.8 million of cash and cash equivalents. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.
Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy and has nine years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, following the acquisition of certain assets of Walter Energy, we hired several key personnel with extensive direct operational experience in met coal longwall mining, including our Chief Operating Officer, Jack Richardson, and our Chairman, Stephen D. Williams. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in zero fatal incidents as compared to the national fatal incidence rate for underground coal mines in the United States of 0.029 for the nine months ended September 30, 2021, as well as total reportable incidence rates of 0.93 at Mine No. 4 and 1.34 at Mine No. 7 for the year ended December 31, 2021, which is considerably lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.89 for the nine months ended September 30, 2021, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions. Investors and other third parties are increasingly focused on sustainability matters, and we are committed to reducing the release of greenhouse gases (“GHGs”) from our operations. GHG emissions are produced as a by-product of mining activities, as operations in underground metallurgical coal mines produce coal bed methane. With a view towards being an industry leader in environmental performance, we are actively engaged in several initiatives that occur before, during and after mining to reduce GHG emissions, including the capture of coalbed methane.

Our Business Strategies

Our objective is to increase stockholder value through our continued focus on asset optimization and cost management to drive profitability and cash flow generation. Our key strategies to achieve this objective are described below:

Maximize profitable production. In the year ended December 31, 2021, we produced 5.1 million metric tons of met coal from Mine No. 7 and Mine No. 4. Based on our management’s operational experience, we are confident in our ability to continue to produce at or close to capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

Maximize organic growth. In the first quarter of 2020, we announced the commencement of the development of Blue Creek into a new, world-class longwall mine located in Alabama near our existing mines. Due to COVID-19, we delayed commencement of the development of Blue Creek. The new single longwall mine at Blue Creek is expected to have the capacity to produce an average of 3.7 million metric tons per annum of premium High Vol A met coal over the first ten years of production. Once fully developed, we expect Blue Creek to be a transformational investment that will increase annual production capacity by 54% and expand our product portfolio to our global customers, offering three premium hard coking coals that are expected to achieve the highest premium met coal prices in the seaborne markets. Under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, Blue Creek has 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons. We have the ability to acquire adjacent reserves that would increase total recoverable reserves to over 154 million metric tons at Blue Creek. Blue Creek is expected to have a mine life of approximately 50 years assuming a single longwall operation.

Broaden our marketing reach and maintain strong correlation between realized coal prices and the Platts Index. We have implemented a strategy to improve both our sales and marketing focus, with a goal of achieving better pricing relative to the Platts Index, which includes: (i) opportunistic selling into the spot met coal market and (ii) selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. For the year ended December 31, 2021, our sales geographic customer mix was 52% in Asia, 39% in Europe and 9% in South America. The higher mix of sales into Asia is the result of our taking advantage of opportunities with new Chinese customers due to the impact of the Chinese ban on Australian coal. Since February 2017, we have had an arrangement with Xcoal Energy & Resource (“Xcoal”) to serve as Xcoal’s strategic partner for exports of LV HCC into certain markets. Under this arrangement, Xcoal takes title to and markets coal that we would historically have sold on the spot market to certain markets, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. While the volumes being sold through this arrangement with Xcoal are relatively limited, we are positioned to potentially benefit from Xcoal’s expertise and relationships across all coal that we sell. To that end, we also have an incentive-based arrangement with Xcoal to cover other tonnage, in the event Xcoal is able to offer us a higher realized price relative to the Platts Index than we have previously achieved.

Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment. We strive to ensure that our business is focused on limiting environmental impact and on being an environmental steward in the communities where we live and work. We focus our opportunities for technological innovation around GHG emissions, water management, waste management and biodiversity impact. The Company currently captures approximately 64% of the coalbed methane that is produced during our mining activities as part of our commitment to reduce the Company’s GHG emissions. We are then able to sell this gas into the natural gas market. In addition to capturing pipeline quality gas, the Company also operates a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. In 2021, we, along with a third party, installed two new carbon destroying units that destroy low quality gas from multiple de-gas wells. We are in the process of evaluating additional wells to be piped to the new carbon destroying units. The Company and a third party also built a pilot or demonstrator plant. This plant successfully operated from 2014 to 2017. During the demonstration period, the plant effectively destroyed coal mine methane released from our underground operations. A larger unit is now in the permitting process to help destroy coal mine methane from a fan installation. We are working closely with several vendors to progress such efforts. We also successfully achieved a 99.2% compliance record with the Environmental Protection Agency ("EPA") National Pollutant Discharge Elimination System program, which addresses water pollution by regulation point source discharges. We currently have a goal to reduce water usage at our current facilities by 25% by 2030. The Company’s management and board of directors (the "Board") are increasingly focused on these and other opportunities for technical innovation.
Description of Our Business
Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2021, based on a reserve report prepared by Marshall Miller, were estimated to have approximately 90.2 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, the Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. The met coal is mined using longwall extraction technology with development support from continuous miners.
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
We also have 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons, at Blue Creek located to the northwest of Mine No. 4, based on a reserve report prepared by Marshall Miller. We have the ability to acquire adjacent reserves that would increase total reserves to over 154 million metric tons at Blue Creek. According to our third party reserve report, the met coal reserve base of Blue Creek is a high quality High Vol A coal that is characterized by low-sulfur and high CSR.
Our two operating mines have demonstrated an ability to produce an average run rate of 7.0 million metric tons of HCC and 7.5 million metric tons of HCC when operating at full capacity. As of December 31, 2021, our operations were producing below this capacity primarily due to the United Mine Workers of America (“UMWA”) strike. Our operations have continued throughout the period of the strike, and have generated strong cash flows throughout the period of the strike, including $150.9 million in net income and $457.0 million in Adjusted EBITDA during the year ended December 31, 2021.
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
We have an arrangement with Xcoal to serve as Xcoal’s strategic partner for exports of LV HCC into certain markets. Xcoal has specialized marketing capabilities and deep technical expertise as the largest met coal marketer in the United States. Our arrangement with Xcoal is expected to expand the geographic reach of our customers through Xcoal’s global presence. Xcoal has 20 offices worldwide, including in Brussels, the UAE, Singapore, Beijing, Shanghai, Seoul, Mumbai, and Rio de Janeiro. We expect to be able to leverage Xcoal’s more than 30 year history selling coal to key European and Asian steel customers to further improve the selling prices of our met coal relative to the global Platts Index. The increase in our sales to Asia in the current year was driven by Xcoal sales into China.
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
Environmental Responsibility and Sustainability
The Company takes pride in its environmental record and strives to be an industry leader in environmental stewardship. The Company recently released its annual environmental, social and governance sustainability report that was prepared in accordance with the codified standards of the Sustainability Accounting Standards Board and highlights the Company's strong environmental record. We are partnering with a third-party consultant to develop a comprehensive ESG strategy that will be focused on the following, among others, materiality and risk assessment, creating and tracking measurable goals, GHG reduction, water usage reduction and reporting standards. This comprehensive plan will be completed and made publicly available in 2022.
We continually invest in new technologies to lessen our environmental impact and to improve our efficiencies and productivity. Our executive leadership team is focused on establishing qualitative and quantitative goals that hold us accountable to our investors, employees, customers, community, as well as other stakeholders. For example, we are actively engaged in the EPA’s voluntary programs to reduce and report GHG emissions and to improve estimates of national GHG emissions. With regard to the Company’s water management efforts, we have a strong environmental compliance record with the EPA’s National Pollutant Discharge Elimination System (NPDES) program, which addresses water pollution by regulating point sources that discharge pollutants into the waters of the United States. We also monitor adjacent streams and groundwater wells quarterly in order to determine if these water supplies could potentially have been affected by mining operations. Waste water, or water used for mining or processing of coal, is stored in locations such as impoundment structures or clarifying or settling ponds. Additionally, the Company performs a minimum of at least one complete inspection of all tailing impoundments at intervals not to exceed seven calendar days as required by federal regulation, and all of the Company’s tailing impoundments are classified as “low-hazard” structures. We continue to improve our land reclamation efforts, which has yielded success across all of our sites and facilities. We began an aggressive reclamation campaign in 2017, which has successfully reclaimed

1,335 acres to date. Finally, the Company is highly proactive in planning all ongoing and future activities to minimize negative impacts to wildlife and their habitats by mining activities.
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
In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (together, the “Black Lung Benefits Act”), each as amended, and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung claims of any of our employees. From June 1, 2018 to May 31, 2020, the Company had a deductible policy where the Company was responsible for the first $0.5 million for each black lung claim from any of our employees. Beginning on June 1, 2020, the Company has a deductible policy where the Company is responsible for the first $1.0 million for each black lung related claim from any of our employees.
We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $17.0 million in surety bonds and $8.5 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $2.6 million that was acquired from Walter Energy. We received a letter from the Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. Changes in the estimated claims to be paid or changes in the amount of collateral required by the DOL may have a greater impact on our profitability and cash flows in the future.” Under the Black Lung Benefits Act, as amended, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are responsible for medical and disability benefits for black lung disease under federal law."
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
Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, imposes a general funding fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to 1977. On November 15, 2021, the Abandoned Mine Land Program was extended through September 2034.
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
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced or have since announced that they would either limit or no longer accept self-bonding to secure reclamation obligations under the state mining laws. Although the Policy Advisory was rescinded in October 2017, some states may be reluctant to approve self-bonding arrangements. This may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. These actions, individually and collectively, may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2021, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $40.9 million, $17.0 million for black lung liabilities and $3.6 million for miscellaneous purposes.
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
In addition, in August 2015, the EPA announced three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. However, on March 28, 2017, the Trump Administration issued an executive order directing the EPA to review all three actions and, if appropriate, initiate a rulemaking to rescind or revise the rules consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, on July 8, 2019, the EPA published a final replacement rule that would "reduce the compliance burden" of the Clean Power Plan. On January 19, 2021, the D.C. Circuit Court of Appeal vacated the replacement rule and remanded the rulemaking to the EPA for further proceedings. On February 12, 2021, the EPA clarified that states are not required to take any actions to develop or submit plans under the Clean Power Plan or the now-vacated replacement rule. The EPA is working on new rules to limit carbon emissions from power plants, which, depending on the requirements, could have a material adverse impact on the demand for thermal coal nationally. While the above power plant rules do not affect our marketing of met coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products. Notably, in October 2021, the Supreme Court agreed to hear a case addressing the scope of the EPA's authority to regulate GHGs; oral arguments are scheduled for February 28, 2022. The Supreme Court's ruling in this case could have a substantial impact on the EPA's ability to regulate GHG emissions.
Demand for met coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to "accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies." Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for met coal, natural gas, and other fossil fuel products.
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
Clean Water Act
The federal CWA and corresponding state and local laws and regulations affect our operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. CWA requirements that may directly or indirectly affect our operations include the following:
•Water Discharge. The CWA and corresponding state laws affect our operations by imposing restrictions on discharges of wastewater into creeks and streams. These restrictions, more often than not, require us to pre-treat the wastewater prior to discharging it. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. Our mining operations maintain water discharge permits as required under the National Pollutant Discharge Elimination System program of the CWA. We believe that we have obtained all permits required under the CWA and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results. We are in material compliance with our current permits; however, there can be no guarantee that we will be able to meet new or future standards with respect to our permit applications.
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
 Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules could expand the scope of CWA jurisdiction, making more waters subject to the CWA’s permitting and other requirements in the case of discharges. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then, on April 21, 2020, the EPA and the USACE published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the USACE published a proposed rule that would return to a pre-2015 definition of "waters of the United States" while the agencies continue to consult with stakeholders in both the implementation of the rules and the future regulatory actions. Additionally, on January 24, 2022, the Supreme Court agreed to hear a case addressing the proper test for determining whether wetlands are "waters of the United States." This case would provide much needed clarification, as confusion over the scope of CWA jurisdiction has led to significant permitting delays, litigation, and uncertainty in the mining industry.
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
Human Capital
As of December 31, 2021, we had 704 employees, of whom 287 were hourly employees and 417 were salaried employees.
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
•Diversity and Inclusion

Safety of Our Employees
We incorporate safety principles into every aspect of our business. We are proud of our safety record, which includes a safety incident rate that has consistently been over 30% better than the U.S. industry rate and an incident severity measure that is consistently less than half the national average. To achieve such results, we have established a culture of awareness and incident prevention through numerous safety initiatives including, among others:

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
Collective Bargaining Agreement
Our Collective Bargaining Agreement (“CBA”) with the UMWA expired on April 1, 2021, and the UMWA initiated a strike. We continue to negotiate in good faith with the UMWA, and we remain committed to pursuing resolution. For more labor related information go to https://warriormetcoalfacts.com.
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

•Deterioration in global economic conditions may adversely affect our business, results of operations and cash flows and if we fail to implement our business strategies successfully, our financial performance could be harmed;

•We may be unsuccessful or delayed in developing Blue Creek, which could significantly affect our operations and/or limit our long-term growth;

•If transportation for our met coal is disrupted, unavailable or more expensive for our customers, our ability to sell met coal could suffer;

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

•The transition from LIBOR to SOFR may affect our financial results;

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

In addition, future governmental policy changes in foreign countries may be detrimental to the global coal market. For example, the Chinese government has from time to time implemented regulations and promulgated new laws or restrictions, such as the unofficial ban on Australian coal in November 2020, on their domestic coal industry, sometimes with little advance notice, which has impacted worldwide coal demand, supply and prices. The ban on Australian coal has significantly impacted the global met coal market in recent years. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions with the steel, coal and coal-fired power sectors. It is possible that policy changes from foreign countries may be detrimental to the global coal markets and, thus, impact our business, financial condition or results of operations.

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

For the year ended December 31, 2021, we derived approximately 84.6% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our met coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing met coal from us, reduce the quantity of met coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our met coal due to market, economic or competitive conditions, including effects from the COVID-19 pandemic. If any of our major customers were to significantly reduce the quantities of met coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell met coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
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

A key element of our business strategy involves increasing production at our existing mines and developing Blue Creek recoverable reserves in a cost-efficient manner. As we expand our business activities, there will be additional demands on our financial, technical, operational and management resources. These aspects of our strategy are subject to numerous risks and uncertainties, including:

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

The development of Blue Creek will require substantial capital expenditures that we may not recover. In addition, during our development of Blue Creek we will face numerous financial, regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays in, or unexpectedly increase the costs associated with, the completion of Blue Creek. Accordingly, we may not be able to complete the development of Blue Creek on schedule, at the budgeted cost or at all, and any such delays or increased costs could have a material adverse effect on our financial condition, results of operations or cash flows. We initially delayed the development of the Blue Creek project until at least July 1, 2020 and have now further delayed the development of that project. Due to the ongoing uncertainty related to the COVID-19 pandemic, the Chinese ban on Australian coal and our CBA contract negotiations with the UMWA, we incurred minimal spend on the development of Blue Creek in 2021. Our planned development of Blue Creek involves numerous risks, including, but not limited to, the following:

•uncertainties in the national and worldwide economy and the price of met coal;

•our ability to obtain additional debt and/or equity financing to fund the development, permitting, construction and mining activities of Blue Creek on terms that are acceptable to us, or at all;

•difficulties or delays in securing federally owned mineral leases within the mine plan;

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
Work stoppages, such as the strike initiated by the UMWA in April 2021, labor shortages and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs.
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

New and existing tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for met coal, material changes in the pricing of met coal, limits on trade with the United States or other potentially adverse economic outcomes. While we have been successful at managing the impacts of trade barriers on our business so far, we cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.
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

We rely on the met coal production from our two active met coal mines for substantially all of our revenues. For the year ended December 31, 2021, revenues from the sale of met coal accounted for approximately 97.1% of our total revenues. As noted above, demand for met coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. Recently, the COVID-19 pandemic has adversely affected the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe,

South America and Asia. Any resulting economic downturn could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. In addition, the ability of our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of control measures taken by us, other businesses and the government to curtail the spread of the virus, which may significantly affect the demand for met coal. When steel prices are lower, the prices that we charge steelmaking customers for our met coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to met coal.
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
We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation and black lung liabilities, or we are pursued for applicable sanctions, costs and liabilities, our operations and profitability could be adversely affected. Certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under federal law and are insured beginning April 1, 2016 for claims made by or on behalf of any of our employees. As a result of our limited operating history as a stand-alone company, the DOL required us to provide insurance coverage rather than be self-insured for these obligations.
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
•excluding our securities from the portfolios of certain investment funds and investors;
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

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the acquisition of certain assets of Walter Energy for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the DOL requiring us to post $17.0 million in surety bonds or Treasury bills as collateral in addition to maintaining a black lung trust of $2.6 million that was acquired in the acquisition of certain assets of Walter Energy. We received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. In the event that we are not successful with respect to such appeal, we will be required to post additional collateral. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2021 were $37.1 million (net of the black lung trust). In future years, the DOL could require us to increase the amount of the collateral which could negatively impact our cash flows.
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
•workers’ compensation;
•black lung disease;
•reclamation and restoration of property; and
•environmental laws and regulations, including those related to GHGs and climate change, air quality, water quality, stream and surface water quality and protection, management of materials generated by mining operations, the storage, treatment and disposal of wastes, protection of plant and wildlife such as endangered species, protection of wetlands and remediation of contaminated soil and groundwater.
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
The Mine Act and the MINER Act impose stringent health and safety standards on mining operations. Regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mining personnel, mining procedure, the equipment used in emergency procedures, and other matters. Alabama has a similar program for mine safety and health regulation and enforcement. The various requirements mandated by law or regulation can place restrictions on our methods of operations, and potentially lead to fees and civil penalties for the violation of such requirements, creating a significant effect on operating costs and productivity.
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
 Increased focus by regulatory authorities on the effects of coal mining on the environment and recent regulatory developments related to coal mining operations, including the federal leasing program, could increase our costs to receive new permits to mine met coal, make it more difficult to comply with our existing permits to mine coal or to obtain federal land and mineral leases, or otherwise adversely affect us.
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
Section 404 of the Clean Water Act (“CWA”) requires mining companies to obtain USACE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other met coal mining companies, our construction and mining activities require Section 404 permits. The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the CWA has been the subject of many court cases and increased regulatory oversight, resulting in additional permitting requirements that are expected to delay or even prevent the opening of new mines. For example, in recent years, regulators have adopted more stringent water quality standards for materials such as selenium. We have begun to incorporate these new requirements into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.
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
Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, in response to Supreme Court decisions discussing the scope of CWA jurisdiction, the EPA and the USACE jointly promulgated final rules redefining the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. The new rules could expand the scope of CWA jurisdiction, making more waters subject to the CWA's permitting and other discharge requirements. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then on April 21, 2020, the EPA and the USACE published a replacement rule that would have significantly reduced the scope of waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on December 7, 2021, the EPA and the USACE published a proposed rule that would return to a pre-2015 definition of "waters of the Unites States" while the agencies continue to consult with stakeholders in both the implementation of the rules and future regulatory actions. Additionally, on January 24, 2022, the Supreme Court agreed to hear a case addressing the proper test for determining whether wetlands are "waters of the United States." This case could provide much needed clarification, as confusion over the scope of CWA jurisdiction has led to significant permitting delays, litigation, and uncertainty in the mining industry.
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
Regulation of air emissions, including GHG emissions, could increase our operating costs and impact the demand for, price of and value of our products.

The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. Increased regulation of air emissions could increase our operating costs and impact the demand for, price of and value of our products.

Additionally, climate change continues to attract public and scientific attention, and increasing attention by government as well as private businesses is being paid to reducing GHG emissions. There are three primary sources of GHGs associated with the met coal industry. First, the end use of our met coal by our customers in steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in met coal production and to transport our met coal to our customers is a source of GHGs. Third, met coal mining itself can release methane, which is considered to be a more potent GHG than CO2, directly into the atmosphere. These emissions from met coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate.

There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including international treaty commitments and new foreign, federal and state legislation and regulations, that may impose carbon emissions taxes or fees, incentivize emission reductions, or establish a “cap and trade” program. In particular, at the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“Conference of Parties”) in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHG. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to “accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies.”
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
Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state government agencies as well as private plaintiffs in an effort to hold companies accountable for the effects of climate change. Claims have been made against certain companies alleging that GHG emissions constitute a public nuisance under federal and/or state common law. Private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While we are not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
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
President Biden's regulatory agenda, and a closely divided Congress, creates some regulatory uncertainty for the coal mining industry. Changes in mining or environmental laws could increase costs and harm our business, financial condition and results of operations.

President Biden’s regulatory agenda, as well as a closely divided Congress, creates some regulatory uncertainty in the coal mining industry. President Biden has indicated that he is supportive of various programs and initiatives designed to, among other things, curtail climate change, clean up abandoned mines, and “green” the mining industry. In fact, during his first week in office, President Biden issued several executive orders to, among other things, make climate considerations an essential element of U.S. policy. However, he has also called for heavy investment in infrastructure projects, many of which require the use of steel. Indeed, on November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act, which invests billions of dollars in new funding to repair roads and bridges, expand and modernize rail service, and support other infrastructure projects. It remains unclear what other actions President Biden will take to implement his policy initiatives, and what support he will have for any potential legislature from Congress. Further, it is uncertain to what extent any new mining or environmental laws or regulations, or any repeal of existing mining or environmental laws or regulations, may affect our coal mining operations. However, such actions could materially increase our costs or impair our ability to explore and develop other mining projects, which could materially harm our business, financial condition and results of operations.
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
As of December 31, 2021, we had approximately $391.9 million of outstanding indebtedness (consisting of $350.0 million of Notes, net of $10.2 million in unamortized debt discount and debt issuance costs and $52.1 million of financing lease obligations), all of which are secured, and $83.2 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
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
As of December 31, 2021, we had approximately $391.9 million of total debt outstanding (consisting of $350.0 million of Notes, net of $10.2 million in unamortized debt discount and debt issuance costs, and $52.1 million of financing lease obligations). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2021, the Company had no amounts drawn under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2021, the Company had $83.2 million of availability under the ABL Facility (calculated net of $9.4 million of letters of credit issued and outstanding at such time). Although covenants under the indenture governing the Notes and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the indenture governing the Notes and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
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
The need to maintain capacity for required letters of credit could limit our ability to provide financial assurance for self-insured obligations and negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

Our ABL Facility includes, among other things, provisions that provide for the issuance of letters of credit. Obligations secured by letters of credit may increase in the future. If we do not maintain sufficient borrowing capacity under our ABL Facility, we may be unable to provide financial assurance for self-insured obligations and could negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.
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
The transition from LIBOR to SOFR may affect our financial results.

The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA would not compel banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). Following the FCA Announcement, the Alternative Reference Rates Committee (the “ARRC”), the working group backed by the United States Federal Reserve and tasked with recommending a replacement for U.S. dollar LIBOR, formally recommended the CME Group’s forward-looking Secured Overnight Financing Rate (“SOFR”) term rates (“SOFR Term Rate”) for one-, three- and six-month tenors to replace U.S. dollar LIBOR as the successor benchmark rate, subject to the spread adjustment recommended by the ARRC. The transition from LIBOR to SOFR may result in financial market disruptions and increases in benchmark rates, resulting in increased financing costs to us, any of which could negatively impact the interest expenses associated with any future borrowings under the ABL Facility (which borrowings under the ABL Facility are based on SOFR as discussed under “Description of Other Indebtedness—Amendment and Restatement of ABL Facility”), and have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
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
During 2018, we continued our trend of sustained profitability, recording a pre-tax profit of $471.0 million for the year. During the fourth quarter of 2018, after considering all relevant factors, we concluded that our deferred income tax assets were more likely than not to be realized. In evaluating the likelihood of utilizing our net deferred tax assets, the significant relevant factors that we considered were: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) estimate of future HCC prices; (4) we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, we released our valuation allowance against our net deferred income tax assets, primarily resulting in the $225.8 million benefit in our provision for income taxes. As of December 31, 2021, we have considered all positive and negative evidence and concluded that our deferred income tax assets associated with our federal NOLs and general business credit carryforwards remain more likely than not to be realized and a valuation allowance was not required.
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the “Act”). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on our Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, in the first quarter of 2021, we remeasured its Alabama deferred income tax assets and liabilities and recorded a non-cash income tax benefit of $22.9 million. Additionally, we determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, we established a non-cash valuation allowance of $46.0 million against such deferred income tax assets.
Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change, an adjustment by a tax authority or changes in state and federal tax legislation. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. At December 31, 2021, we had federal and state NOLs of approximately $722.3 million and $992.6 million, respectively. In addition, we have approximately $23.3 million of general business credit carryforwards. These NOLs and income tax credit carryforwards collectively represent a deferred tax asset of approximately $180.5 million, net of the valuation allowance.
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

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” The 382 Transfer Restrictions were originally set to expire in April 2020. Pursuant to the amendment to the certificate of incorporation approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on April 23, 2019, the Company effected a three-year extension of the Transfer Restrictions, which became effective on March 18, 2020 upon the filing of a certificate of amendment setting forth such amendment with the Secretary of State of the State of Delaware. In addition, on February 14, 2020, we adopted an NOLs rights agreement (the “Rights Agreement”) to supplement the 382 Transfer Restrictions. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Rights Agreement.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions or the Rights Agreement that may cause an ownership shift. In doing so, we expect to first perform the calculations necessary to confirm that our ability to use our NOLs and other federal income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, the Board may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions and the Rights Agreement, if such transaction is determined not to be detrimental to the utilization of our NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our NOLs and other federal income tax attributes. For more information, see “-Risks Related to the Ownership of Our Common Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”

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
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate two underground mines based in Alabama, Mine No. 4 and Mine No. 7 and own property in Alabama for the development of the Blue Creek mine. Mine No 4. and Mine No. 7 are deep underground mines with a long history of operations as discussed in further detail below. Mine No. 4, Mine No. 7 and Blue Creek were considered material properties. Our mining operations also consist of other surface met and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating.
Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of the our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.
As used in this Annual Report on Form 10-K, the terms "mineral resource," "measured mineral resource," "indicated mineral resource," "inferred mineral resource," "mineral reserve," "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as "mineral reserves" unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. As such, you are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Likewise, you are cautioned not to assume that all or any part of measured and indicated mineral resources will ever be converted to mineral reserves.
Technical Report Summary
The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the technical report summaries ("TRS") relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report on Form 10-K.
Overview and Highlights
As of December 31, 2021, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, we had estimated reserves totaling 162.8 million metric tons and estimated mineral resources exclusive of reserves of 44.9 million metric tons. Mine No. 4 and Mine No. 7, our two operating mines, had approximately 90.2 million metric tons of recoverable reserves and our undeveloped

Blue Creek mine contained 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons.
The following map shows the major locations of our mining operations.

Blue Creek Mine No. 1
ALABAMA
Mine No. 4
North Portal
Jefferson
Mine No. 7
North Portal
Tuscaloosa
Mine No. 7
East Portal
Barge Loading Facility
Mine No. 4 & Prep. Plant
Mine No. 7 & Prep. Plant
Central Shop & Central Supply
Training Center
Mine No. 5 Prep. Plant
Central Lab
Central Mining Office
Huntsville
Birmingham
Montgomery
Mobile
Tuscaloosa
Brookwood
Northport
Interstate Highways
US Highways
0
50 KM
50 Miles

In addition to our underground and surface mines, we utilize a substantial amount of existing infrastructure which includes administration buildings, a central supply maintenance shop, a central supply warehouse, a training center, a central lab for coal quality testing, and a barge loading facility.
Our operations are located in Tuscaloosa County in central Alabama and our headquarters is in the town of Brookwood, Alabama. The nearest major population centers are Tuscaloosa, Alabama and Birmingham, Alabama. Infrastructure in the areas surrounding our operations are very diverse, well established and robust due to the large populations and current industrial activity in the surrounding metropolitan areas of Birmingham and Tuscaloosa. An international airport is located approximately 30 miles to the east of our operations. Access to all of our properties is via well maintained, paved, two-lane public roads with interstate access in close proximity. All of the primary infrastructure that our operations need to operate (power, water, transportation/roads) is available with reasonable access requirements. All of our operations receive power provided by Alabama Power Company. Our operations also are well serviced by major mining equipment manufacturers, rebuild facilities, and mine supply vendors. Specialized mining service providers including slope, shaft, and preparation plant construction companies are located in the immediate area.
All of our operations were previously owned and controlled by Jim Walter Resources, a subsidiary of Walter Energy. In connection with the acquisition of certain assets of Walter Energy, we acquired the mineral rights for Mine No. 4, Mine No. 7, Blue Creek and the other surface properties in April 2016.
The following table provides the production (in thousands of metric tons) for our operating mines for each of the three years ended December 31, 2021, 2020 and 2019:

	Production
Location/Mine	2021	2020	2019
Alabama:
Warrior Met Coal Mining, LLC
No. 4	736	1,956	2,015
No. 7	4,349	5,176	5,669

Total Alabama	5,085	7,132	7,684

All mining operations are subject to federal and state laws and must obtain permits to operate mines, coal preparation and related facilities, haul roads, and other incidental surface disturbances necessary for mining to occur. Permits generally require that the permittee post a performance bond in an amount established by the regulatory program to provide assurance that any disturbance or liability created during mining operations is properly restored to an approved post-mining land use and that all regulations and requirements of the permits are fully satisfied before the bond is returned to the permittee. Significant penalties exist for any permittee who fails to meet the obligations of the permits including cessation of mining operations, which can lead to potential forfeiture of the bond. We have obtained all mining and discharge permits to operate our mines and processing loadout or related facilities. As of December 31, 2021, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $40.9 million and $3.6 million for miscellaneous purposes.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $65.4 million, $49.5 million, $87.3 million, for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
The following table provides the location and quality of our proven and probable mineral reserves as of December 31, 2021.
Summary of Mineral Reserves as of December 31, 2021(1)
(in millions of metric tons)(2)

		Mineral Reserves(3)(5)					Quality (Air-Dried Basis)
Location/Mine	Status of Operation(4)	Proven(3)	Probable(3)	Reserves(3)	Owned	Leased	% Ash	% Sulfur	% VM
Alabama:
No. 4	Production	38.4	1.0	39.4	—	39.4	10.2	0.8	31
No. 7	Production	39.6	11.1	50.7	—	50.7	10.2	0.7	22
Blue Creek	Development	41.5	21.8	63.3	10.7	52.6	10.2	0.7	32
Other(6)	Various	9.3	—	9.3	9.3	—	7.7 - 20.5	.95 - 2.58	N/A

Total Alabama		128.9	33.9	162.8	20.1	142.7

Total Warrior Met Coal		128.9	33.9	162.8	20.1	142.7

(1)    The price used and the time frame and point of reference used is discussed in the description of each mine below.
(2) 1 metric ton is equivalent to 1.102311 short tons.
(2)    See a description of the material mineral reserve estimates for each mine below. Coal reserve tons were estimated at a 10% moisture and represent the saleable product from the property.
(3)    Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation. The range of met coal sales prices used to assess our Mine No. 4 reserves were based on 96 percent of the premium low-vol forecast through 2030 and was held constant beyond that date and varies between $153 to $187 per metric ton. The range of met coal sales prices used to assess our Mine No. 7 reserves were based on 98 percent of the premium low-vol forecast through 2030 and was held constant beyond that date and varies between $156 to $181 per metric ton. The range of met coal sales prices used to assess our Blue Creek reserves were based on 95 percent of the Platts Index forecast through 2030 and was held constant beyond that date and varies between $152 to $185 per metric ton.The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. For the Mine No. 7 estimate, measured resource, which may convert to a proven reserve, is based on a 0.25 mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Mine No. 7 mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
(4)    The “Status of Operation” for each mine is classified as follows: Development - an established commercially mineable deposit (reserves) is being prepared for extraction but that is not yet in production. Production - the mine is actively operating. Various - consists of idle mines and mines that are actively operating under third party leases.
(5) Our mineral reserves are controlled either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, Mine No. 4 and Mine No. 7 will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All mineral reserves reported are either 100% owned or controlled through lease agreements.
(6)    Our other mines consist of other surface met and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating. The proven and probable mineral reserves for these properties were prepared by McGehee Engineering Corporation.
The following table provides the location and quality of our measured, indicated and inferred mineral resources as of December 31, 2021.

Summary of Mineral Resources Exclusive of Reserves as of December 31, 2021(1)
(in millions of metric tons)(2)

		Demonstrated Coal Resources				Quality (Air-Dried Basis)
Location/Mine	Status of Operation(3)	Measured	Indicated	Measured + Indicated	Inferred	% Ash	% Sulfur	% VM
Alabama:
Blue Creek	Development	—	44.9	44.9	—	19.3	1.6	31

Total Alabama		—	44.9	44.9	—

Total Warrior Met Coal		—	44.9	44.9	—

(1)    The price used and the time frame and point of reference used is discussed in the description of Blue Creek below.
(2) 1 metric ton is equivalent to 1.102311 short tons.
(3) The “Status of Operation” for each mine is classified as follows: Development - an established commercially mineable deposit (reserves) is being prepared for extraction but that is not yet in production.
Material Mining Properties
The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the TRS relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report on Form 10-K.
The following table provides a comparison of our material proven and probable mineral reserves as of December 31, 2021 and December 31, 2020:
Summary of Material Mineral Reserves as of December 31, 2021 as compared to December 31, 2020
(in thousands of metric tons)(1)

	As of December 31,		Change
Mine	2021	2020	Tons	%
No. 4
Material Reserves(2)
Proven(3)	38.4	40.6	(2.2)	(5)%
Probable(3)	1.0	0.1	0.9	900%
Reserves(2)	39.4	40.7	(1.3)	(3)%
No. 7
Material Reserves(2)
Proven(3)	39.6	40.4	(0.8)	(2)%
Probable(3)	11.1	16.4	(5.3)	(32)%
Reserves(2)	50.7	56.8	(6.1)	(11)%
Blue Creek
Material Reserves(2)
Proven(3)	41.5	64.3	(22.8)	(35)%
Probable(3)	21.8	38.7	(16.9)	(44)%
Reserves(2)	63.3	103.0	(39.7)	(39)%

(1)    1 metric ton is equivalent to 1.102311 short tons.
(2)    See a description of the material mineral reserve estimates for each mine below. Coal reserve tons were estimated at a 10% moisture and represent the saleable product from the property.

(3)    Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation.
The Mine No. 4 change in proven and probable mineral reserves and quality is primarily due to a more detailed analysis of yield estimates and incorporation of additional coal quality information as there was minimal production in 2021. The Mine No. 7 change in proven and probable mineral reserves and quality is primarily attributable to production, incorporation of additional exploration drilling and associate coal quality data that has increased the relative percentage of proven tons. The Blue Creek change in proven and probable mineral reserves and quality is primarily due to the new rules governing mineral reserves under subpart 1300 of Regulation S-K combined with a significant portion of tons formerly categorized as reserves being reclassified as a resource exclusive of reserve due to variations in coal quality.
The following table provides a comparison of our material mineral resources exclusive of reserves as of December 31, 2021 and December 31, 2020:

Summary of Material Mineral Resources as of December 31, 2021 as compared to December 31, 2020
(in thousands of metric tons)(1)

	As of December 31,		Change
Mine	2021	2020	Tons	%
Blue Creek
Mineral Resources
Measured	—	—	—	—%
Indicated	44,883	—	44,883	100%
Measured + Indicated	44,883	—	44,883	100%

(1) 1 metric ton is equivalent to 1.102311 short tons.
The Blue Creek change in coal resources exclusive of reserves and quality is primarily due to the new rules governing mineral reserves under subpart 1300 of Regulation S-K combined with a significant portion of tons formerly categorized as reserves being reclassified as a resource exclusive of reserves due to variations in coal quality.
Mine No. 4
Mine No. 4 was opened by Jim Walter Resources in 1974 and has been in operation since. In 2015, in connection with the Chapter 11 filing by Walter Energy, Mine No. 4 was idled. Upon our acquisition of Mine No. 4 in April 2016, the mine began production. The property has been extensively explored as early as 1916 and as recently as 2021 by subsurface drilling efforts carried out by numerous entities, the majority of which were completed prior to our acquisition of the assets including: by Tennessee Coal, Iron & Railroad Company, U.S. Steel, The Pittsburgh & Midway Coal Mining Company and Walter

Energy, Inc.. The majority of the drilling was accomplished by means of conventional core hole exploration and air rotary drilling with geophysical logging for coalbed methane wells.
The following shows the current property and facilities layout of Mine No 4.

WARRIOR
MET COAL
N
W
E
S
No. 4 MINE
PORTAL
500 FT
BATH HOUSE
PREPARATION
PLANT
PRODUCTION SHAFT

Mine No 4 is located at approximately 87°19’32” latitude and 33°19’49”N longitude which is approximately 20 miles east of Tuscaloosa, Alabama and 30 miles southwest of Birmingham, Alabama. Access to Mine No. 4 is by State Route 59 (Lock 17 Road), a well maintained, paved, two-lane road with interstate access in close proximity to the south, and a short access road to the main entrance of the mine. All of the facilities are in close proximity to high quality, public roads and lie within 2 miles of each other. On site facilities include an administration building, maintenance shop, preparation plant and a stock yard. Mine No. 4 preparation plant services the mine via a skip system which transports extracted coal from an underground bunker to the surface facility. The Mine No. 4 preparation plant has a capacity to process 1,300 raw metric tons per hour.

Rail transportation for the mine sites is provided by CSX railroad and river transportation is available on the Black Warrior River. The rail line and Black Warrior River serves as the primary means of transportation of coal from the mine.

Mine No. 4 is a longwall operation that uses a longwall shearing machine for the extraction of coal at the production face. A chain conveyor is used to remove coal from the longwall face for discharge onto the conveyor belt which then ultimately delivers the coal to a skip system. Development for the longwall is conducted by the extraction of coal from the production faces using continuous miners and haulage using shuttle cars to a feeder-breaker located at the tail of the section conveyor belt. The feeder-breaker crushes large pieces of coal and rock and regulates coal feed onto the mine conveyor. Other supplemental equipment is used in the production, development and maintenance of the mine such as roof-bolting machines, battery scoops, personnel carriers, supply vehicles, belts, high-voltage cables, transformers, etc.

Mine No. 4 has had multiple improvements to the infrastructure by adding new portal facilities in 2019 and 2021. These facilities have helped to decrease travel time to the active sections, as well as improving the safety of the miners by having shafts closer to the main work areas.

Currently the mine operates a single longwall with advanced features that improves horizon control, dust control, and the latest shield technology for partial automation. The mine routinely updates or rebuilds equipment and during this process, adds the latest safety or production features available. Mine No. 4 preparation plant has also routinely been upgraded with the latest technology. This preparation plant runs the most modern circuits, including an ultrafine coal recovery system. The preparation plant has had numerous upgrades since it’s original construction, which has helped it to continue to capture a higher percentage of coal with each upgrade. Mine No. 4 preparation plant most recently completed a new fine coal recovery system in 2020, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 4 as of December 31, 2021, was $136.7 million.

As of the filing of this annual report Mine No. 4 is currently active with two continuous mining sections and one longwall. No. 4, inclusive of depleted mine works and future reserve areas, is composed of approximately 46,000 total acres. Of the 46,000 acres, approximately 17,700 are associated with future mining areas. Future mining areas include approximately 14,900 acres of leased mineral holdings and approximately 2,800 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
Mine No. 7

Mine No. 7 was opened by Jim Walter Resources in 1974 and has been in operation since. In connection with the acquisition of certain assets of Walter Energy, we acquired the mineral rights for Mine No. 7 in April 2016. The property has been extensively explored as early 1916 and as recently as 2021 by subsurface drilling efforts carried out by numerous entities, the majority of which were completed prior to our acquisition of the assets including: U.S. Steel, Tennessee Coal, Iron & Railroad Company and Walter Energy. The majority of the drilling was accomplished by means of conventional core hole exploration and air rotary drilling with geophysical logging for coalbed methane wells.

The following shows the current property and facilities layout of Mine No 7.

HOIST/PRODUCTION SHAFT
HOIST/PRODUCTION SHAFT
PREPARATION PLANT
HOIST/SERVICE SHAFT
BATH HOUSE
FAN SHAFT
BELT TO 5 PLANT
500 FT
N
W
E
S
MINE 7
7 WEST PLANT AREA

Mine 7 is located at approximately 87°14’46” latitude and 33°19’35”N longitude which is approximately 20 miles east of Tuscaloosa, Alabama and 30 miles southwest of Birmingham, Alabama. Access to Mine No. 7 is by Hannah Creek road, a well maintained, paved, two-lane road with interstate access in close proximity to the south via Lock 17 road. All of the facilities are in close proximity to high quality, public roads. On site facilities include an administration building, maintenance shop, preparation plant and a stock yard. Mine No. 7 preparation plant services the mine via skip system which transports extracted coal from an underground bunker to the surface facility. Mine No. 7 also uses the No. 5 preparation plant via an overland conveyor. The Mine No. 7 preparation plant has a capacity to process 1,260 raw metric tons per hour and the Mine No. 5 preparation plant has the capacity to process 900 raw metric tons per hour.
Rail transportation for the mine sites is provided by CSX railroad and river transportation is available on the Black Warrior River. The rail line and Black Warrior River serve as the primary means of transportation of coal from the preparation plants.
Mine No. 7 is a longwall operation that uses a longwall shearing machine for the extraction of coal at the production face. A chain conveyor is used to remove coal from the longwall face for discharge onto the conveyor belt which then ultimately delivers the coal to a skip system. Development for the longwall is conducted by the extraction of coal from the production faces using continuous miners and haulage using shuttle cars to a feeder-breaker located at the tail of the section conveyor belt. The feeder-breaker crushes large pieces of coal and rock and regulates coal feed onto the mine conveyor. Other supplemental equipment is used in the production, development and maintenance of the mine such as roof-bolting machines, battery scoops, personnel carriers, supply vehicles, belts, high-voltage cables, transformers, etc.
Mine No. 7 has had multiple improvements to the infrastructure by adding new portal facilities in 2009 and 2018, among others. These facilities have helped to decrease travel time to the active sections, as well as improving the safety of the miners by having shafts closer to the main work areas. Currently the mine operates two longwalls with advanced features that improve horizon control, face alignment, dust controls, and the latest shield technology for partial automation. The mine routinely updates or rebuilds equipment and during this process, adds the latest safety or production features available.
Mine No. 7 and Mine No. 5 preparation plants also are routinely upgraded with the latest technology. These preparation plants run the most modern circuits, including ultrafine coal recovery systems. Both preparation plants have had numerous upgrades since their construction, which has helped them to continue to capture a higher percentage of coal with each upgrade. Mine No. 7 most recently completed a new fine coal recovery system, with another system also currently under construction, at the same plant, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 7 as of December 31, 2021, was $326.5 million.
As of the filing of this annual report Mine No. 7 is currently active with two longwall sections and five continuous mining sections. Mine No. 7, inclusive of depleted mine works and future reserve areas, is composed of approximately 43,000 total acres. Of the 43,000 acres, approximately 20,300 are associated with future mining areas. Future mining areas include approximately 19,600 acres of leased mineral holdings and approximately 700 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
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
The development of Blue Creek is anticipated to take five to six years and was originally projected to have an estimated cost of approximately $550 to $650 million. These costs include, among others, costs to construct a preparation plant and coal handling facility, longwall and continuous miner equipment, belts and advancement material, outside facilities and related matters. Beyond the initial investment, additional capital will be required for sustaining production. This includes rebuilds and replacement of equipment, mine development and multiple bleeder, intake and return shafts. These amounts could be higher now with the passage of time, inflation and labor shortages in the general economy. The Blue Creek mine will be a similar operation to our currently active operations, Mine No. 4 and Mine No. 7.
The mine property is located approximately 87°26’35” latitude and 33°35’21”N longitude. Access to the Blue Creek property is by State Route 69, a well maintained, paved, two-lane road with interstate access in close proximity to both the north and south. The current mine plan allows for three continuous mining sections and a longwall unit to mine simultaneously through the initial stages of mine development. We believe we will have the ability to add a second longwall subsequent to finalization of development. The project includes surface facilities to be constructed at multiple locations in close proximity. Rail transportation for the proposed mine site is a major rail line and river transportation is available on the Black Warrior River.
We currently control approximately 17,000 total acres of mining rights associated with the Blue Creek project, approximately 88% of which is leased from various entities and individuals. We have plans to continue to acquire additional leases, which are primarily from private entities and individuals as well as federally owned coal via the Bureau of Land Management. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
The Blue Creek property was formerly controlled by Jim Walter Resources, a subsidiary of Walter Energy. Walter Energy acquired the majority of its mineral rights for the Blue Creek property in 2010 through its purchase of Chevron Mining, Inc. In connection with the acquisition of certain assets of Walter Energy, we acquired the mineral rights for Blue Creek in April 2016. Since the acquisition, we have strategically purchased and leased mineral and surface rights to further assemble the project. The property has been extensively explored as early as 1957 by means of continuous coring and analytic testing, rotary drilling, ongoing drilling associated with coalbed methane production and by downhole geophysical logging methods. The property has been extensively explored by numerous entities, the majority of which were completed prior to our acquisition of the assets including: U.S. Steel, Tennessee Coal, Iron & Railroad Company, The Pittsburgh & Midway Coal Mining Company/Chevron and Walter Energy. We have performed ongoing exploration since acquiring the property and the data we have acquired is consistent with that of past drilling activities.
A life of mine plan was used by the TRS in developing the estimate of proven and probable reserves. The mine plan was generated based on previous mine plans, anticipated lease acquisitions, and operational criteria with modifications where necessary due to geologic mapping or other factors. Carlson Mining software was utilized to generate the life of mine plan. The range of met coal sales prices used to assess our reserves were based on 98 percent of the Platts Index forecast through 2030 and was held constant beyond that date and varies between $147 to $191 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. For the Blue Creek mine estimate, measured resources, which may convert to a proven reserve, is based on a 0.25 mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Blue Creek mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
Internal Controls and Material Assumptions
We maintain an internal staff of engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our estimated mineral reserves and resources. Our internal technical team members meet with our independent reserve engineers periodically to discuss the assumptions and methods used in the estimation process. We provide historical information to the independent reserve engineers for our properties, such as ownership interest, production, test data, commodity prices, coal quality and operating and development costs. The estimates of mineral reserves and resources may be materially affected if mining, quality, or infrastructure factors change from those currently anticipated.
These estimates are based on engineering, economic and geologic data, coal ownership information and current and proposed mine plans. Our proven and probable coal reserves are reported as mineral reserves, which is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person (as defined in the SEC rules), can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will changes in preparation plant processes.
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

Capital Allocation Policy

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

Holders

As of February 18, 2022, we had approximately 407 holders of record of our common stock.

Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2021:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	841,559(2)	$—	4,740,814
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.
(2) The number of securities to be issued under our 2017 Equity Incentive Plan represents 828,402 unvested restricted stock units and 13,157 shares of common stock issuable upon settlement of vested restricted stock unit awards.

Stock Repurchases
There were no share repurchases of our common stock made during the quarter ended December 31, 2021.
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
The following graph shows a comparison from April 13, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2021 of the cumulative total return for our common stock, the Russell 3000 Stock Index and a peer group comprised of Arch Resources, Inc. and Peabody Energy Corp ("Custom Composite Index"). The Custom Composite Index reflects publicly listed U.S. companies within the coal industry of similar size and product type. The graph assumes that $100 was invested on April 13, 2017 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2021, December 31, 2020, and December 31, 2019. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
For a discussion and analysis of our results of operations and financial condition for the year ended December 31, 2019, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
As of December 31, 2021, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 90.2 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Index. Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to MV. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
COVID-19
The global steelmaking industry's demand for met coal is affected by pandemics, epidemics or other public health emergencies, such as the outbreak of the novel coronavirus ("COVID-19"), which was first reported in late 2019. In March 2020, the World Health Organization ("WHO") declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
Over the course of 2021, COVID-19 case rates and the health and economic impacts of the pandemic fluctuated dramatically in different communities in the U.S. and globally, particularly with the spread of new variants. We continued to see a prolonged impact on the economy, our industry, and our company, with increased challenges for customers and suppliers, labor shortages, supply chain challenges, and increasing inflation, among other impacts. We expect these and other impacts to continue and possibly worsen, depending on the future course of the pandemic and actions taken in connection with it.

We continue to closely monitor and address the pandemic and related developments, including the impact on our company, our employees, our customers, our suppliers and our communities. The Company has considered and continues to consider and be guided by health data and evolving guidance from the Centers for Disease Control and Prevention (CDC), in particular, as well as other health organizations globally, federal, state and local governmental authorities, and our customers, among others. We have taken, and continue to take, robust actions to help protect the health, safety and well-being of our employees, to support continued performance, to support our suppliers and local communities, and to continue to serve our customers. Our goals have been, and continue to be to lessen the potential adverse impacts, both health and economic, and to continue to position the Company for long-term success. As of the filing of this Form 10-K, the Company has not had to idle or temporarily idle its mines due to COVID-19.
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

Collective Bargaining Agreement

Our CBA contract with the UMWA expired on April 1, 2021, and the UMWA initiated a strike which continues today. We continue to negotiate in good faith to reach a new union contract. During the strike, we continue to successfully execute our business continuity plans, allowing us to meet the needs of our valued customers. Due to the strike, we idled Mine No. 4 and scaled back operations at Mine No. 7. In connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, we incurred idle mine expenses of $33.9 million for the year ended December 31, 2021. These expenses are reported separately in the Statements of Operations and represent expenses incurred while the respective mine is idled or operating below normal capacity, such as electricity, insurance and maintenance labor. Due to the strike, we have also incurred approximately $21.4 million of business interruption expenses for the year ended December 31, 2021. These expenses represent incremental expenses incurred as a direct result of the strike. These expenses are also presented separately in the Statements of Operations. Despite incurring costs associated with the strike, we have been able to manage our working capital and spending to deliver strong results in the current markets. We believe that we are well positioned to fulfill anticipated customer volume commitments for 2022. In the current environment and without a new contract, the Company believes that production and sales volume for 2022 could be between 5.0 million and 6.0 million metric tons. These volumes include the assumed restart of Mine 4 and continued lower production at Mine 7. Similarly, with a new contract, Warrior believes that production and sales volumes over a twelve-month period could ramp up to a run rate of approximately 7.0 million metric tons within three to four months. While we have business continuity plans in place, the strike may still cause disruption to production and shipping activities, and our plans may vary significantly from quarter to quarter in 2022.
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

	For the years ended December 31,
	2021	2020	2019
(in thousands)
Segment Adjusted EBITDA	$474,001	$136,701	$515,253
Metric tons sold	5,699	6,735	7,240
Metric tons produced	5,084	7,132	7,683
Gross price realization (1)	92%	96%	98%
Average net selling price per metric ton	$180.43	$113.12	$170.72
Cash cost of sales per metric ton	$96.43	$92.31	$99.15
Adjusted EBITDA	$457,008	$108,276	$485,693
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

	For the years ended December 31,
	2021	2020	2019
(in thousands)
Cost of sales	$554,282	$625,170	$720,745
Asset retirement obligation accretion and valuation adjustment	(2,802)	(1,702)	(1,519)
Stock compensation expense	(1,917)	(1,789)	(1,405)
Cash cost of sales	$549,563	$621,679	$717,821

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion and valuation adjustments, non-cash stock compensation expense, other non-cash accretion and valuation adjustments, non-cash mark-to-market loss on gas hedges, loss on early extinguishment of debt, business interruption expenses, idle mine expenses and other income and expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities, such as Blue Creek.
We believe that the presentation of Adjusted EBITDA in this Annual Report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income (loss). Adjusted EBITDA should not be considered an alternative to net income or loss or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments excludes some, but not all, items that affect net income (loss) and our presentation of Adjusted EBITDA may vary from that presented by other companies.
The following table presents a reconciliation of Adjusted EBITDA to net income (loss), the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the years ended December 31,
	2021	2020	2019
(in thousands)
Net income (loss)	$150,881	$(35,761)	$301,699
Interest expense, net	35,389	32,310	29,335
Income tax expense (benefit)	49,096	(20,144)	65,417
Depreciation and depletion	141,418	118,092	97,330
Asset retirement obligation accretion and valuation adjustment (1)	3,427	2,631	(7,891)
Stock compensation expense (2)	9,370	7,602	5,820
Other non-cash accretion and valuation adjustments (3)	1,881	6,014	7,042
Non-cash mark-to-market loss on gas hedges	1,595	—	—
Loss on early extinguishment of debt (4)	9,678	—	9,756
Business interruption (5)	21,372	—	—
Idle mine (6)	33,899	—	—
Other income and expenses (7)	(998)	(2,468)	(22,815)
Adjusted EBITDA	$457,008	$108,276	$485,693

(1)Represents non-cash accretion expense and valuation adjustment associated with our asset retirement obligations (see Note 8 to our consolidated financial statements).
(2)Represents non-cash stock compensation expense associated with equity awards (see Note 12 to our consolidated financial statements).
(3)Represents non-cash accretion expense and valuation adjustment associated with our black lung obligations (see Note 10 to our consolidated financial statements).
(4)Represents a loss incurred in connection with the early extinguishment of debt (see Note 13 to our consolidated financial statements)
(5)Represents business interruption expenses associated with the UMWA strike.
(6)Represents idle mine expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7.

(7)Represents proceeds received upon settlement of a lawsuit, COVID-19 pandemic related expenses and settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA and other Walter Claims (each discussed below).

Results of Operations
Year Ended December 31, 2021 and 2020
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended December 31, 2021 and 2020.

	For the years ended December 31,
(in thousands)	2021	% of Total Revenues	2020	% of Total Revenues
Revenues:
Sales	$1,028,283	97.1%	$761,871	97.3%
Other revenues	30,933	2.9%	20,867	2.7%
Total revenues	1,059,216	100.0%	782,738	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	554,282	52.3%	625,170	79.9%
Cost of other revenues (exclusive of items shown separately below)	28,899	2.7%	33,736	4.3%
Depreciation and depletion	141,418	13.4%	118,092	15.1%
Selling, general and administrative	35,593	3.4%	32,879	4.2%
Business interruption	21,372	2.0%	—	—%
Idle mine	33,899	3.2%	—	—%
Total costs and expenses	815,463	77.0%	809,877	103.5%
Operating income (loss)	243,753	23.0%	(27,139)	(3.5)%
Interest expense, net	(35,389)	(3.3)%	(32,310)	(4.1)%
Loss on early extinguishment of debt	(9,678)	(0.9)%	—	—%
Other income	1,291	0.1%	3,544	0.5%
Income (loss) before income tax expense (benefit)	199,977	18.9%	(55,905)	(7.1)%
Income tax expense (benefit)	49,096	4.6%	(20,144)	(2.6)%
Net income (loss)	$150,881	14.2%	(35,761)	(4.6)%
Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2021 and 2020 were as follows:

	For the years ended December 31,
	2021	2020
Met Coal (metric tons in thousands)
Metric tons sold	5,699	6,735
Metric tons produced	5,084	7,132
Gross price realization	92%	96%
Average net selling price per metric ton	$180.43	$113.12
Cash cost of sales per metric ton	$96.43	$92.31

The year ended December 31, 2021 was a challenging year. Despite the ongoing challenges posed by COVID-19 and the UMWA strike, we are pleased with our performance in 2021.

The following list highlights our key accomplishments for the year ended December 31, 2021:
•we achieved an annual sales volume of 5.7 million metric tons and production volume of 5.1 million metric tons;

•we achieved net income of $150.9 million, or $2.93 per diluted share;

•we delivered positive cash flows from operations of $351.5 million and positive free cash flow of $280.2 million while continuing to invest $71.4 million in property, plant and equipment and mine development;

•we maintained a strong balance sheet with total liquidity of $479.0 million, consisting of cash and cash equivalents of $395.8 million and $83.2 million available under our ABL Facility;

•we achieved a record total reportable incidence rate of 1.25, which is considerably lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.89 for the nine months ended September 30, 2021 (represents the latest data available);

•we successfully refinanced our senior notes and amended our ABL Facility strengthening our balance sheet and financial position for long term success; and

•we demonstrated an ongoing commitment to returning capital to our stockholders, paying our regular $0.05 per share quarterly dividends.
Sales were $1.0 billion for the year ended December 31, 2021, compared to $761.9 million for the year ended December 31, 2020. The $266.4 million increase in revenues was primarily driven by a $383.6 million increase related to a $67.31 increase in the average selling price per metric ton of met coal offset partially by a $117.2 million decrease due to a 1.0 million metric ton decrease in met coal sales volume.
Other revenues for the year ended December 31, 2021 were $30.9 million compared to $20.9 million for the year ended December 31, 2020. Other revenues are comprised of revenue derived from our natural gas operations, as well as earned royalty revenue. The $10.1 million increase in other revenues is primarily due to an average increase in natural gas prices of approximately 90% offset partially by a loss of $1.6 million on our natural gas hedges.
Cost of sales (exclusive of items shown separately below) was $554.3 million, or 52.3% of total revenues for the year ended December 31, 2021, compared to $625.2 million, or 79.9% of total revenues for the year ended December 31, 2020. The $70.9 million decrease in cost of sales was primarily driven by a $95.6 million decrease due to a 1.0 million metric ton decrease in met coal sales volumes offset partially by a $23.5 million increase due to a $4.12 per metric ton increase in the average cash cost of sales per metric ton. The increase in average cash cost of sales per metric ton is primarily due to our variable cost structure in our labor, royalties and logistics contracts that vary in response to changes in met coal prices.
Cost of other revenues was $28.9 million for the year ended December 31, 2021, compared to $33.7 million for the year ended December 31, 2020. The $4.8 million decrease is primarily due to a net change of $4.3 million in our black lung obligation valuation adjustment recorded annually in the fourth quarter primarily attributable to changes in discount rates and claims history.
Depreciation and depletion was $141.4 million, or 13.4% of total revenues, for the year ended December 31, 2021, compared to $118.1 million, or 15.1% of total revenues for the year ended December 31, 2020. The increase in depreciation expense is primarily driven by the immediate recognition of $20.7 million in depreciation expense that would normally be capitalized into coal inventory when produced but was not due to the idled status of Mine No. 4 combined with a 0.7 million metric ton drawdown in our ending coal inventory balances as depreciation and depletion is first capitalized into coal inventory and relieved when tons are sold.
Selling, general and administrative expenses were $35.6 million, or 3.4% of total revenues, for the year ended December 31, 2021 compared to $32.9 million, or 4.2% of total revenues for the year ended December 31, 2020. The $2.7 million increase in selling, general and administrative expenses is primarily driven by an increase in employee related expenses and stock compensation expense due to the accelerated vesting of awards for certain individuals who have reached retirement eligibility offset partially by a decrease in other professional services.

Business interruption expenses were $21.4 million for the year ended December 31, 2021. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.
Idle mine expenses were $33.9 million for the year ended December 31, 2021. These expenses represent idle expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, such as electricity, insurance and maintenance labor.
Interest expense, net was $35.4 million, or 3.3% of total revenues, for the year ended December 31, 2021, compared to $32.3 million, or 4.1% of total revenues, for the year ended December 31, 2020. The $3.1 million increase was primarily driven by an increase of $1.8 million due to interest on new equipment financing leases, an increase of $0.8 million in interest on our senior notes due to the timing of the issuance of the New Notes (as defined below) and a decrease in interest income.
For the year ended December 31, 2021, we recognized a loss on early extinguishment of debt of $9.7 million upon the extinguishment of $343.4 million of our Existing Notes (as defined below). The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and the write-off of Existing Notes debt issuance costs.
Other income was $1.3 million, or 0.1% of total revenues, for the year ended December 31, 2021 compared to $3.5 million or 0.5% of total revenues, for the year ended December 31, 2020. Other income for the year ended December 31, 2021, represents proceeds received in connection with the settlement of a lawsuit offset partially by COVID-19 pandemic related expenses.
In connection with our acquisition of certain core operating assets of Walter Energy, we acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”).  Each of these claims were asserted by us in the Walter Canada CCAA proceedings.  Walter Energy deemed these receivables to be uncollectible for the year ended December 31, 2015 and we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.  In 2020, we received $1.8 million in settlement proceeds for the Shared Services Claim and Hybrid Debt Claim which is reflected as other income in the Statements of Operations. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolution of, the Walter Canada CCAA proceedings and cannot be predicted with certainty
During the fourth quarter of 2020, we received $1.7 million in settlement proceeds related to other Walter Energy claims. As with the Walter Canada CCAA claims, we did not assign any value to these receivables in acquisition accounting as collectability was deemed remote.
For the year ended December 31, 2021, we recognized income tax expense of $49.1 million or an effective tax rate of 24.6% primarily due to pre-tax income of $200.0 million combined with the establishment of a non-cash state deferred income tax asset valuation allowance of $46.0 million offset partially by an income tax benefit of $22.4 million due to the remeasurement of state deferred income tax assets and liabilities, $12.2 million of depletion and a $4.7 million income tax benefit from the IRC Section 451 Marginal Well Credit. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels. For the year ended December 31, 2020, we recognized an income tax benefit of $20.1 million or an effective tax rate of 36.0% primarily due to a loss recognized before income taxes and a $4.0 million income tax benefit from the IRC Section 451 Marginal Well Credit.
At December 31, 2021, we had federal and state NOLs of approximately $722.3 million and $992.6 million, respectively. Accordingly, we expect to continue to utilize our federal NOLs and credit carryforwards, we believe we will not pay any cash federal income taxes for the next six to eight years based on our long-term forecast of met coal prices, sales volumes and performance. Our U.S. federal and state pre-tax net operating loss carryforwards do not begin to expire until 2034 and 2029, respectively. In addition, the Company has approximately $23.3 million of general business credit carryforwards which begin to expire in December 31, 2027 and fully expire in December 31, 2041. See Note 7 of the Notes to the Financial Statements for more information.

Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Notes (as defined below) and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, working capital, our capital expenditures, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.
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
Our available liquidity as of December 31, 2021 was $479.0 million, consisting of $395.8 million of cash and cash equivalents and $83.2 million of availability under our ABL Facility. As of December 31, 2021, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million and in the third quarter of 2021, we reduced the remaining $40.0 million outstanding principal amount of the ABL Draw.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2021, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $40.9 million, $17.0 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the ongoing CBA contract negotiations with the UMWA and the ongoing impact of COVID-19.
The Company's principal contractual commitments include repayments of long-term debt and related interest, potential minimum throughput payments associated with our rail and port providers, asset retirement obligation payments, black lung obligation payments, payments on various coal and land leases, payments under financing lease obligations and payments associated with our natural gas swap contracts. Currently, there are no known trends or expected changes anticipated in future periods that would not be indicative of past results for our contractual commitments.
Refer to the respective notes to the financial statements for further information about our credit facilities and long-term debt (Note 13), commitments and contingencies (Note 16), asset retirement obligations (Note 8), black lung obligations (Note 10), lease payment obligations (Note 14), share repurchase programs (Note 17) and derivative instruments (Note 18).
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
Statements of Cash Flows
Cash balances were $395.8 million, $211.9 million and $193.4 million at December 31, 2021, December 31, 2020, and December 31, 2019, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the years ended December 31,
	2021	2020	2019

Net cash provided by operating activities	$351,543	$112,626	$532,814
Net cash used in investing activities	(71,146)	(108,189)	(134,213)
Net cash (used in) provided by financing activities	(96,474)	14,096	(411,623)
Net increase (decrease) in cash and cash equivalents and restricted cash	$183,923	$18,533	$(13,022)
Operating Activities
Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, amortization of debt issuance costs and debt discount, net, accretion expense and valuation adjustment associated with our asset retirement obligations, mark-to-market losses on gas hedges, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers, production and sale of coal inventory and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $351.5 million for the year ended December 31, 2021, and was primarily attributed to net income of $150.9 million adjusted for depreciation and depletion expense of $141.4 million, deferred income tax expense of $49.1 million, stock-based compensation expense of $9.4 million, loss on early extinguishment of debt of $9.7 million, accretion expense and valuation adjustment of asset retirement obligations of $3.4 million, amortization of debt issuance costs and debt discount of $1.7 million, mark-to-market loss on gas hedges of 1.6 million, an increase in other operating activities of $5.7 million and an increase in net working capital of $21.4 million. The increase in our working capital was primarily attributable to an increase in trade accounts receivable combined with a decrease in accounts payable and accrued expenses and other current liabilities offset partially by a decrease in inventories. The increase in trade accounts receivable is due to the timing of sales and a $67.31 increase in the average selling price per metric ton. The decrease in inventories, accounts payable and accrued expenses and other current liabilities is due to lower production volumes with the idling of Mine No. 4 for much of the year combined with lower spending due to the ongoing UMWA strike.

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
Investing Activities
Net cash used in investing activities was $71.1 million for the year ended December 31, 2021, primarily comprised of $57.9 million of purchases of property, plant and equipment and $13.5 million of capitalized mine development costs associated with our Mine No. 4 development. We spent approximately $45.2 million in sustaining capital and spent an additional $12.7 million in other discretionary capital, which included primarily the service shaft construction and bathhouse at Mine No. 4.
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

Financing Activities
Net cash used in financing activities was $96.5 million for the year ended December 31, 2021, primarily due to the redemption of the Existing Notes of $350.3 million, the repayment of the ABL Draw of $40.0 million, principal repayments of financing lease obligations of $29.0 million, payment of dividends of $10.5 million and payment of debt issuance costs associated with the issuance of the New Notes and the amendment of the ABL Facility of $11.4 million offset partially by $347.7 million in proceeds received from the issuance of the New Notes.
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
Capital Allocation Policy
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
As the Company continues to monitor its liquidity in light of the COVID-19 pandemic, the Chinese ban on Australian coal and our CBA contract negotiations with the UMWA, the Company may decide to suspend its Capital Allocation Policy in the future if the Board deems it to be necessary or appropriate.
The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Capital Allocation Policy. As of December 31, 2021, the Company has paid $49.9 million of regular quarterly cash dividends under the Capital Allocation Policy.
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

As of December 31, 2021, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

In light of the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the
Company has temporarily suspended its New Stock Repurchase Program. The Company will continue to monitor its liquidity in light of the pandemic, the Chinese ban on Australian coal and our CBA contract negotiations with the UMWA and will consider when to reinstate the program.
ABL Facility
On April 1, 2016, we entered into the Asset-Based Revolving Credit Agreement with certain lenders and Citibank, N.A. (together with its affiliates, “Citibank”), as administrative agent and collateral agent, with an aggregate lender commitment of up to $50.0 million, at any time outstanding, subject to borrowing base availability.
On October 15, 2018, we entered into an Amended and Restated Asset-Based Revolving Credit Agreement, by and among us and certain of our subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent, which amended and restated in its entirety the existing ABL Facility and, among other things (i) increased the aggregate commitments available to be borrowed under the ABL Facility to $125.0 million, (ii) extended the maturity date of the Asset-Based Revolving Credit Agreement to October 15, 2023; (iii) decreased the applicable interest rate margins with respect to the loans and the applicable fees in connection with the issuance of letters of credit; and (iv) amended certain covenants and other terms and provisions.
On December 19, 2019, we entered into an Amendment No. 2 to the Amended and Restated Credit Agreement, which, among other things amended the definitions of Fixed Charges and Fixed Charge Coverage Ratio in the Amended and Restated Credit Agreement to generally conform to the corresponding definitions in the Indenture, solely for purposes of incurring unsecured debt based on the Fixed Charge Coverage Ratio and added customary language in connection with the Qualified Financial Contract Stay Rules.
On July 20, 2020, we entered into an Amendment No. 3 to the Amended and Restated Credit Agreement, which among other things (i) clarified certain definitions related to the calculation of the borrowing base and (ii) decreased the aggregate commitments available to be borrowed under the ABL Facility to $120.0 million on February 28, 2021.
On December 6, 2021, we entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among us and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent (in such capacity, the "Agent"), which amends and restates in its entirety the existing Amended and Restated Asset-Based Revolving Credit Agreement (as amended, the “ABL Facility”). The Second Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the ABL Facility to December 6, 2026; (ii) changed the calculation of the interest rate payable on borrowings from being based on LIBOR to be based on SOFR, with corresponding changes to the applicable interest rate margins with respect to such borrowings, (iii) amended certain definitions related to the calculation of the borrowing base; (iv) increased the commitments that may be used to issue letters of credit to $65.0 million; and (v) amended certain baskets contained in the covenants to conform to the baskets contained in the Indenture. The Second Amended and Restated Credit Agreement also allows us to borrow up to $132.0 million through October 14, 2023, decreasing to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.
The amendment to the ABL Facility in December 2021 was considered to be a debt modification and resulted in incremental debt issuance costs of $3.3 million which are reflected as deferred financing costs in other long-term assets on the Balance Sheet. These costs coupled with the $1.7 million of deferred financing costs related to the existing ABL will be amortized to interest expense over the remaining term of the ABL Facility.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank. As of December 31, 2021, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2021, the Company had $83.2 million of availability under the ABL Facility.
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
Borrowings under the ABL Facility bear interest at a rate equal to either (i) SOFR, plus a credit adjustment spread, ranging currently from approximately 11 bps to 43 bps depending on the interest period selected by us, or (ii) an alternate base rate plus, in each case of the foregoing (i) and (ii), an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. In addition to paying interest on the outstanding borrowings under the ABL Facility, we are required to pay a fee in respect of unutilized commitments, which is based on the availability of the commitments under the ABL Facility, ranging from 25 bps to 37.5 bps. We are also required to pay a fee on amounts available to be drawn under outstanding letters of credit under the ABL Facility at a rate not in excess of 200 bps, and certain administrative fees.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2021, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2021.
Senior Secured Notes

On December 6, 2021, we issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.343% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. We used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of our outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption. As a result, we recognized a loss on early extinguishment of debt of $9.7 million which represents the write-off of the previously capitalized Existing Notes debt issuance costs and debt discount, net, along with the redemption premium.
In connection with the issuance of the Notes, we incurred debt issuance costs of $8.1 million for the year ended December 31, 2021, which consisted primarily of structuring fees and legal fees, and are included in long-term debt in the Balance Sheet.

The Notes will accrue interest at a rate of 7.875% per year from December 6, 2021. Interest on the Notes will be payable on June 1 and December 1 of each year, commencing on June 1, 2022. The Notes will mature on December 1, 2028.

At any time prior to December 1, 2024, we may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture governing the Notes) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at our option, in whole or in part, from time to time, on or after December 1, 2024, at redemption prices specified in the indenture governing the Notes, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to December 1, 2024, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 107.875% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. We are also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event we experience specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount thereof in the event we make certain asset sales or dispositions and do not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.
Offer to Purchase the Notes

    On February 21, 2019, we commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150.0 million principal amount of its outstanding Existing Notes, at a repurchase price of 103% of the aggregate principal amount of such Existing Notes, plus accrued and unpaid interest with respect to such Existing Notes to, but not including, the date of repurchase. Concurrently with, but separate from, the Restricted Payment Offer, we commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150.0 million principal amount of the Existing Notes at a repurchase price of 104.25% of the aggregate principal amount of such Existing Notes, plus accrued and unpaid interest to, but not including, the date of repurchase. In connection with the Offers, we extinguished $140.3 million of the Existing Notes and recognized a loss on early extinguishment of debt of $9.8 million during the year ended December 31, 2019.

Short-Term Investments
During the year ended December 31, 2021, we had $17.0 million of surety bonds with $8.5 million of collateral recognized as short term investments. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the acquisition of certain assets of Walter Energy and relate to periods prior to March 31, 2016.
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
Our capital expenditures were $57.9 million, $87.5 million and $107.3 million for the year ended December 31, 2021, December 31, 2020 and December 31, 2019 respectively. During 2021, we spent approximately $45.2 million in sustaining capital and an additional $12.7 million in other discretionary capital, which included primarily the service shaft construction and bathhouse at Mine No. 4. As a result of the UMWA strike, we temporarily suspended work on the Mine No. 4 service shaft, bathhouse and mine development. Our deferred mine development costs were $13.5 million, $27.1 million and $23.4 million for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 respectively, and primarily relate to Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
Our capital spending is expected to range from $95.0 million to $105.0 million for the full year 2022, consisting of sustaining capital expenditures of approximately $75.0 to $80.0 million and discretionary capital expenditures of approximately $20.0 to $25.0 million for the 4 North portal construction. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts.

Rights Agreement

On February 14, 2020, we adopted the Rights Agreement in an effort to prevent the imposition of significant limitations under Section 382 of the Code on our ability to utilize our current NOLs to reduce our future tax liabilities. The Company's stockholders ratified the Rights Agreement at the 2020 Annual Meeting of Stockholders.

The Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of our NOLs and is similar to plans adopted by other companies with significant NOLs.

Pursuant to the Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) was distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock. If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $31.00 per Right. While the Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the Common Stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s’ financial condition or results of operations (including earnings per share).

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

According to our third party reserve report, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, Blue Creek has 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons. We have the ability to acquire adjacent reserves that would increase total reserves to over 154 million metric tons. We expect that Blue Creek will have a mine life of approximately 50 years assuming a single longwall operation.

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

Due to the ongoing uncertainty related to the COVID-19 pandemic, the Chinese ban on Australian coal and our current CBA contract negotiations with the UMWA, we incurred minimal spend on the development of Blue Creek in 2021. We have delayed the development of the Blue Creek project, while we focus on preserving cash and liquidity.

Outlook

During the UMWA strike, the Company continues to successfully execute its business continuity plans, allowing it to meet the needs of its valued customers. Despite incurring costs associated with the strike, the Company has been able to manage its working capital and spending to deliver strong results in the current markets.

U.S. inflation hit its fastest pace in nearly four decades in 2021 as pandemic related supply and demand imbalances, along with stimulus intended to shore up the economy, pushed the consumer price index up to a 7% annual rate. We expect COVID-19 to continue to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. While inflation did not have a significant impact to our profitability in 2021, we do expect ongoing inflation to have a larger impact in 2022. In 2022, we expect inflation to have a larger negative impact on our profitability, as we expect increases in steel prices, freight rates, labor and other materials and supplies. These increases affect, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and machinery and equipment purchases.

The Company believes that it is well positioned to fulfill anticipated customer volume commitments for 2022. In the current operating environment and without a new labor contract, the Company believes that production and sales volume for 2022 could be between 5.5 million and 6.5 million short tons. These volumes include the assumed restart of Mine 4 and continued lower production at Mine 7. While the Company has business continuity plans in place, the strike and COVID-19 may still cause disruption to production and shipment activities, and the plans may vary significantly from quarter to quarter for the full year of 2022. Similarly, with a new contract, Warrior believes that production and sales volume over a twelve-month period could ramp up to a run rate of approximately 7.5 million short tons within three to four months.
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

Coal Reserves
Our mineral reserves and resources estimates are calculated in accordance with subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our mineral reserves and resources are updated on an annual basis. There are numerous uncertainties inherent in estimating quantities and values of mineral reserves and resources, including many factors that are beyond our control. As a result, estimates of mineral reserves and resources are by their nature uncertain. Information about our reserves and resources consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists or third-party consultants. A number of sources of information are used to determine accurate recoverable reserve and resource estimates including:
•geological conditions;
•historical production from the area compared with production from other producing areas;
•the assumed effects of regulations and taxes by governmental agencies;
•previously completed geological and reserve studies;
•assumptions governing future prices; and
•future operating costs.
Some of the factors and assumptions, which will change from time to time, that impact mineral reserve and resource estimates include, among other factors:
•mining activities;
•new engineering and geological data;
•acquisition or divestiture of reserve holdings; and
•modification of mining plans or mining methods.
Each of these factors may vary considerably from the assumptions used in estimating reserves and resources. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves and resources based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves and resources will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves, resources and depletion rates. As of December 31, 2021, we had estimated reserves totaling 162.8 million metric tons and estimated mineral resources exclusive of reserves of 44.9 million metric tons
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2021, we had recorded asset retirement obligation liabilities of $70.7 million, including $5.1 million reported as a current liability.

Income Taxes
As a result of the acquisition of certain assets of Walter Energy, we have significant federal and state NOLs. The Company has federal NOL carryforwards of approximately $722.3 million as of December 31, 2021, of which $31.0 million are indefinite lived and the remainder expire predominantly in December 31, 2034 through December 31, 2036. The Company has state NOL carryforwards of approximately $992.6 million, which expire predominantly in December 31, 2029 through December 31, 2031. In addition, the Company has approximately $23.3 million of general business credits which begin to expire in December 31, 2027 and fully expire in December 31, 2041
We believe the utilization of these NOLs, subject to certain limitations, will significantly reduce the amount of federal and state income taxes payable by us for the foreseeable future as compared to what we would have had to pay at the statutory rates without these NOL benefits. Under Section 382 of the Code, these NOLs could be subject to annual limitations, further limitations, or elimination, as described below, if we were to undergo a subsequent ownership change in the future. To the extent we have taxable income in the future and can utilize these NOL carryforwards, subject to certain limitations, to reduce taxable income, our cash taxes will be significantly reduced in those future years. Notwithstanding the above, even if all of our regular U.S. federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to state, local or other non-federal income taxes. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets.”
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
At December 31, 2017, we had a valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets. As of December 31, 2018, after considering all relevant factors, we concluded that our deferred income tax assets were more likely than not to be realized and released our valuation allowance against our net deferred income tax assets resulting in a $225.8 million income tax benefit.
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we remeasured our Alabama deferred income tax assets and liabilities and recorded a non-cash income tax benefit of $22.4 million. Additionally, we determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, we established a non-cash valuation allowance of $46.0 million against such deferred income tax assets.
As of December 31, 2021, we considered all positive and negative evidence and concluded that our federal deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required. Certain factors, could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to us, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, such as the COVID-19 pandemic, the Chinese ban on Australian coal, the ongoing UMWA strike and the unknown duration and overall impact on our operations, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets before expiration.
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

We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. As of December 31, 2021, we had natural gas swap contracts outstanding with notional amounts totaling 6,100,000 metric million British thermal units maturing in 2022. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2021 and 2020 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2021, assuming we had $132.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.

Impact of Inflation

COVID-19 continues to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including extending our demand planning, placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

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
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2021. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2021, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of December 31, 2021, our internal control over financial reporting is effective based on this assessment and these criteria.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 0042), has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information as required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2021.

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
(a) (3) Exhibits

Exhibit Number	Description

2.1#	Amended and Restated Asset Purchase Agreement, dated as of March 31, 2016, by and among Warrior Met Coal, LLC and the other purchasers party thereto, as buyers, and Walter Energy, Inc. and certain subsidiaries of Walter Energy, Inc., as sellers (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

2.2	Form of Certificate of Conversion of Warrior Met Coal, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

3.1	Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Certificate of Amendment of the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 20, 2020).

3.3	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant's Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.4	Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

4.1
Indenture, dated as of December 6, 2021, by and among Warrior Met Coal, Inc. the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on December 7, 2021).

4.2	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

4.3	Rights Agreement, dated as of February 14, 2020, between Warrior Met Coal, Inc. and Computershare Trust Company, N.A., as rights agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)).

4.4
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 19, 2020).

10.1#
Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 6, 2021, by and among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on December 7, 2021).

10.2*	Intercreditor Agreement, dated as of December 6, 2021, among Citibank, N.A., initial ABL agent, Wilmington Trust, National Association, initial term agent and initial term representative, and each additional term agent and additional term representative from time to time party thereto.

10.3	Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 3, 2017).

10.4†	Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.5†	Warrior Met Coal, LLC 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.6†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.7†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.8†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.9†	Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.10†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Kelli K. Gant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2018).

10.11†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Brian M. Chopin (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 19, 2020.)

10.12†	Employment Agreement, dated March, by and between Warrior Met Coal, Inc. and Charles Lussier (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on April 29, 2020.)

10.13†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.14†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.15†	Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.16†	Restricted Unit Award Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.17†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.18†	Restricted Unit Award Agreement, dated February 24, 2017, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.19†	Phantom Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.20†	Restricted Stock Unit Award Agreement, dated April 19, 2017, by and between Warrior Met Coal, Inc. and Stephen D. Williams (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.21†	Form of Restricted Stock Unit Award Agreement (for non-employee directors), dated April 27, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.22†	Form of Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.23†*	Form of Amendment to Restricted Stock Unit Award Agreement (for non-employee directors).

10.24†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.25†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.26†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - 2019 Retention Grant) (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.27†	Form of Amendment to Restricted Stock Unit Award Agreements (for executive officers), effective January 1, 2020 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.28†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award - Revised) (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.29†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - Revised)(incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3*	Consent of McGehee Engineering Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

96.1*	Technical Report Summary for Mine No. 7 - S-K 1300 Report

96.2*	Technical Report Summary for Mine No. 4 - S-K 1300 Report

96.3*	Technical Report Summary for Blue Creek - S-K 1300 Report

101INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104*	Cover Page Interactive Data File (formatted Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

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

Date: February 22, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 22, 2022

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2022

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 22, 2022

/s/ Ana B. Amicarella
Ana B. Amicarella	Director	February 22, 2022

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 22, 2022

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

Asset Retirement Obligations
Description of the Matter
At December 31, 2021, the Company had recorded asset retirement obligations of approximately $70.7 million for the estimated costs to reclaim surface lands and supporting infrastructure in accordance with applicable reclamation laws in the United States as defined by each mining permit. Changes in the asset retirement obligations are more fully described in Note 8 to the consolidated financial statements.

The calculation of reclamation obligations requires significant judgment due to the inherent complexity in estimating the amount and timing of future costs and determining an appropriate rate to discount these costs back to their present value.

Auditing the Company's asset retirement obligations involved a high degree of subjectivity as estimates underlying the determination of the obligation were based on assumptions unique to mining operations and subject to various laws and regulations governing the protection of the applicable environment, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing and amount of related cash flows, which are discounted using a credit-adjusted, risk-free rate. Actual costs incurred in future periods could differ from amounts estimated and future changes to environmental laws and regulations could increase the extent of reclamation work required.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for evaluating the asset retirement obligations. For example, we tested controls over management’s review of the assumptions described above.

To test the asset retirement obligations, our audit procedures included, among others, involving our specialist to assist us in evaluating the Company’s reclamation cost estimates, including estimates of disturbed acreage, the scope of estimated reclamation activities against regulatory requirements, the associated future reclamation costs, and the timing of related cash flows, and the Company's reclamation methodology against industry practice. We also evaluated management’s methodology for determining the credit adjusted risk-free rate used to discount the asset retirement obligations.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Birmingham, Alabama
February 22, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control over Financial Reporting
We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 22, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Birmingham, Alabama
February 22, 2022

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	December 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$395,839	$211,916
Short-term investments	8,505	8,504
Trade accounts receivable	122,150	83,298
Other receivables	7,991	5,142
Inventories, net	59,619	118,713
Prepaid expenses and other	33,097	39,910
Total current assets	627,201	467,483
Mineral interests, net	93,180	100,855
Property, plant and equipment, net	603,412	637,108
Deferred income taxes	125,276	174,372
Other long-term assets	15,142	14,118
Total assets	$1,464,211	$1,393,936

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,829	$59,110
Accrued expenses	54,847	86,108
Asset retirement obligations	5,141	4,354
Short-term financing lease obligations	23,622	14,385
Other current liabilities	4,689	6,361
Total current liabilities	122,128	170,318
Long-term debt	339,806	379,908
Asset retirement obligations	65,536	57,553
Black lung obligations	34,482	34,567
Financing lease obligations	28,434	24,091
Other long-term liabilities	1,842	2,258
Total liabilities	592,228	668,695
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,659,643 issued and 51,437,802 outstanding as of December 31, 2021 and 53,408,040 issued and 51,186,199 outstanding as of December 31, 2020)	537	534
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of December 31, 2021 and December 31, 2020)	(50,576)	(50,576)
Additional paid in capital	256,059	249,746
Retained earnings	665,963	525,537
Total stockholders’ equity	871,983	725,241
Total liabilities and stockholders’ equity	$1,464,211	$1,393,936
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2021	2020	2019
Revenues:
Sales	$1,028,283	$761,871	$1,235,998
Other revenues	30,933	20,867	32,311
Total revenues	1,059,216	782,738	1,268,309
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	554,282	625,170	720,745
Cost of other revenues (exclusive of items shown separately below)	28,899	33,736	29,828
Depreciation and depletion	141,418	118,092	97,330
Selling, general and administrative	35,593	32,879	37,014
Business interruption	21,372	—	—
Idle mine	33,899	—	—
Total costs and expenses	815,463	809,877	884,917
Operating income (loss)	243,753	(27,139)	383,392
Interest expense, net	(35,389)	(32,310)	(29,335)
Loss on early extinguishment of debt	(9,678)	—	(9,756)
Other income	1,291	3,544	22,815
Income (loss) before income taxes	199,977	(55,905)	367,116
Income tax expense (benefit)	49,096	(20,144)	65,417
Net income (loss)	$150,881	$(35,761)	$301,699
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$2.94	$(0.70)	$5.87
Net income (loss) per share—diluted	$2.93	$(0.70)	$5.86
Weighted average number of shares outstanding—basic	51,382	51,168	51,363
Weighted average number of shares outstanding— diluted	51,445	51,168	51,493
Dividends per share:	$0.20	$0.20	$4.61
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2018	$533	$—	$(38,030)	$239,827	$510,282	$712,612
Net income	—	—	—	—	301,699	301,699
Dividends paid ($4.61 per share)	—	—	—	—	(240,394)	(240,394)
Stock compensation	—	—	—	5,349	—	5,349
Treasury stock purchase	—	—	(12,546)	—	—	(12,546)
Other	—	—	—	(1,244)	106	(1,138)
Balance at December 31, 2019	$533	$—	$(50,576)	$243,932	$571,693	$765,582
Net loss	—	—	—	—	(35,761)	(35,761)
Dividends paid ($0.20 per share)	—	—	—	—	(10,395)	(10,395)
Stock compensation	—	—	—	7,087	—	7,087
Treasury stock purchase	—	—	—	—	—	—
Other	1	—	—	(1,273)	—	(1,272)
Balance at December 31, 2020	$534	$—	$(50,576)	$249,746	$525,537	$725,241
Net income	—	—	—	—	150,881	150,881
Dividends paid ($0.20 per share)	—	—	—	—	(10,455)	(10,455)
Stock compensation	—	—	—	9,355	—	9,355
Other	3	—	—	(3,042)	—	(3,039)
Balance at December 31, 2021	$537	$—	$(50,576)	$256,059	$665,963	$871,983
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income (loss)	$150,881	$(35,761)	$301,699
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	141,418	118,092	97,330
Deferred income tax expense (benefit)	49,096	(20,075)	68,483
Stock-based compensation expense	9,370	7,602	5,820
Mark-to-market loss on gas hedges	1,595	—	—
Amortization of debt issuance costs and debt discount, net	1,741	1,546	1,361
Accretion and valuation adjustment of ARO	3,427	2,631	(7,891)
Loss on early extinguishment of debt	9,678	—	9,756
Changes in operating assets and liabilities:
Trade accounts receivable	(38,852)	16,173	38,928
Other receivables	(2,849)	(3,308)	(224)
Income tax receivable	—	24,274	21,795
Inventories	45,693	(13,465)	(30,491)
Prepaid expenses and other current assets	11,387	(16,066)	4,088
Accounts payable	(20,322)	15,361	13,409
Accrued expenses and other current liabilities	(16,444)	(3,936)	(17,317)
Other	5,724	19,558	26,068
Net cash provided by operating activities	351,543	112,626	532,814
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(57,893)	(87,488)	(107,278)
Deferred mine development costs	(13,462)	(27,093)	(23,392)
Proceeds from sale of property, plant and equipment	209	159	3,127
Sale of short-term investments	—	14,733	17,501
Purchases of short-term investments	—	(8,500)	(24,171)
Net cash used in investing activities	(71,146)	(108,189)	(134,213)
FINANCING ACTIVITIES
Dividends paid	(10,455)	(10,395)	(240,394)
Proceeds from issuance of debt	347,701	—	—
Borrowings under ABL Facility	—	70,000	—
Repayments under ABL Facility	(40,000)	(30,000)	—
Retirements of debt	(350,304)	—	(140,272)
Principal repayments of financing lease obligations	(29,022)	(14,237)	(17,273)
Debt issuance costs paid	(11,352)	—	—
Common shares repurchased	—	—	(12,546)
Other	(3,042)	(1,272)	(1,138)
Net cash (used in) provided by financing activities	(96,474)	14,096	(411,623)
Net increase (decrease) in cash and cash equivalents	183,923	18,533	(13,022)
Cash and cash equivalents at beginning of period	211,916	193,383	206,405
Cash and cash equivalents at end of period	$395,839	$211,916	$193,383
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended December 31,
	2021	2020	2019
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$36,359	$30,523	$33,544
Cash paid for income taxes	$—	$69	$85
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing leases - equipment	$46,961	$18,967	$45,523

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
Impact of the COVID-19 Pandemic on the Company's Financial Condition and Results of Operations
The global steelmaking industry's demand for met coal is affected by pandemics, epidemics or other public health emergencies, such as the outbreak of the novel coronavirus ("COVID-19"), which was first reported in late 2019. In March 2020, the World Health Organization ("WHO") declared COVID-19 a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. In the two years since then, the pandemic has dramatically impacted the global health and economic environment, including millions of confirmed cases and deaths, business slowdowns or shutdowns, labor shortfalls, supply chain challenges, regulatory challenges, and market volatility. In addition, governments and central banks in several parts of the world have enacted fiscal and monetary stimulus measures to counteract the impacts of COVID-19.
Over the course of 2021, COVID-19 case rates and the health and economic impacts of the pandemic fluctuated dramatically in different communities in the U.S. and globally, particularly with the spread of new variants. But the Company continued to see a prolonged impact on the economy, its industry, and the Company itself, with increased challenges for customers and suppliers, labor shortages, supply chain challenges, and increasing inflation, among other impacts. The Company expected these and other impacts to continue and they could worsen, depending on the future course of the pandemic and actions taken in connection with it.
The Company continues to closely monitor and address the pandemic and related developments, including the impact on the Company, its employees, its customers, its suppliers and its communities. The Company has considered and continues to consider and be guided by health data and evolving guidance from the Centers for Disease Control and Prevention (CDC), in particular, as well as other health organizations globally, federal, state and local governmental authorities, and its customers, among others. The Company has taken, and continues to take, robust actions to help protect the health, safety and well-being of its employees, to support continued performance, to support its suppliers and local communities, and to continue to serve its customers. The Company's goals have been, and continue to be to lessen the potential adverse impacts, both health and economic, and to continue to position the Company for long-term success. As of the filing of this Form 10-K, the Company has not had to idle or temporarily idle its mines due to COVID-19.
Notwithstanding the Company's continued operations, COVID-19 has had and may continue to have further negative impacts on the Company's two operating mines, supply chain, transportation networks and customers, which may continue to compress the Company's margins, and reduce demand for the met coal that the Company produces. The COVID-19 outbreak is a widespread public health crisis that is adversely affecting the economies and financial markets of many countries, including those of the Company's customers, which are primarily located in Europe, South America and Asia. A prolonged economic downturn could adversely affect demand for the Company's met coal and contribute to volatile supply and demand conditions affecting prices and volumes. The progression of COVID-19 could also negatively impact the Company's business or results of operations through the temporary closure of one of its mines, customers or critical suppliers, or the McDuffie Coal Terminal at

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the Port of Mobile in Alabama, or a disruption to the Company's rail and barge carriers, which would delay or prevent deliveries to its customers, among others.
In addition, the ability of the Company's employees and its suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of the control measures noted above, which may significantly affect the demand for met coal. The Company's customers may be directly impacted by business curtailments or weak market conditions and may not be willing or able to fulfill their contractual obligations or open letters of credit. The Company may also experience delays in obtaining letters of credit or processing letter of credit payments due to the impacts of COVID-19 on foreign issuing and U.S. intermediary banks. Furthermore, the progression of, and global response to, the COVID-19 outbreak has begun to cause, and increases the risk of, further delays in construction activities and equipment deliveries related to the Company's capital projects, including potential delays in obtaining permits from government agencies. The extent of such delays and other effects of COVID-19 on the Company's capital projects, certain of which are outside of the Company's control, is unknown, but they may impact or delay the timing of anticipated benefits of capital projects.
Collective Bargaining Agreement

The Company's Collective Bargaining Agreement (“CBA”) contract with the United Mine Workers of America (“UMWA”) expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company idled Mine No. 4 and scaled back operations at Mine No. 7. In connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, the Company incurred idle mine expenses of $33.9 million for the year ended December 31, 2021. These expenses are reported separately in the Statements of Operations and represent expenses incurred while the respective mine is idled or operating below normal capacity, such as electricity, insurance and maintenance labor. The Company has also incurred approximately $21.4 million of business interruption expenses for the year ended December 31, 2021, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Statements of Operations.
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
Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing met coal to foreign steel producers. For the year ended December 31, 2021, approximately 97.1% of sales were derived from coal shipments to customers, located primarily in Europe, South America and Asia. At December 31, 2021 approximately 97.0% of trade receivables were related to these customers. For the year ended December 31, 2021, the Company's geographic customer mix was 52% in Asia, 39% in Europe and 9% in South America.
During the year ended December 31, 2021, Xcoal Energy & Resources and Salzgitter Flachstahl GMBH accounted for $526.2 million, or 51.0% and $118.1 million, or 11.4% of total revenues, respectively. During the year ended December 31, 2020, Xcoal Energy & Resources, Exiros BV Sucursal Uruguay, and Iskenderun Demir Ve Celik A.S. accounted for $146.5 million, or 18.7%, $117.7 million, or 15.0%, and $89.1 million, or 11.4% of total revenues, respectively. During the year ended December 31, 2019, Xcoal Energy & Resources, Exiros BV Sucursal Uruguay, ArcelorMittal, and Thyssenkrupp Steel Europe AG accounted for $276.2 million, or 22.3%, $159.6 million, or 12.9%, $128.2 million, or 10.4% and $125.5 million, or 10.1% of total revenues, respectively. The increase in sales to XCoal during the year ended December 31, 2021 is primarily driven by sales into China.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 21.
The Company's coal and gas sales generally include up to 45-day payment terms following the transfer of control of the goods to the customer. The Company typically does not include extended payment terms in its contracts with customers.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current metallurgical coal and steel market environments. As of December 31, 2021, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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
As of December 31, 2021 and 2020, the Company’s short-term investments of $8.5 million consisted of cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the units-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $8.3 million, $9.3

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

million, and $9.9 million for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations.
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
Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and revised for changes in future estimated costs and regulatory requirements, as necessary. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For some operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded as no asset was recorded to offset the liability established during acquisition accounting related to the acquisition of certain assets of Walter Energy as the operations were idle at that time. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See Note 8 for further disclosures related to asset retirement obligations.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Compensation expense for equity awards is included in cost of sales (exclusive of items shown separately below) and selling, general and administrative costs in the accompanying Statements of Operations.
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method. As of December 31, 2021 and December 31, 2020, there were $5.0 million and $2.7 million of unamortized origination fees related to the ABL Facility (as defined in Note 13) in other long-term assets on the accompanying Balance Sheet. As of December 31, 2021 and December 31, 2020 there were $10.2 million and $3.5 million, respectively, of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined in Note 13), which is presented as a net deduction from the carrying amount of the related debt recognized in the accompanying Balance Sheet.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Coal	$24,185	$86,272
Raw materials, parts, supplies and other, net	35,434	32,441
Total inventories, net	$59,619	$118,713
Note 4—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Deferred longwall move expenses	$20,901	$22,972
Prepaid insurance	2,283	3,832
Prepaid deposits	49	6,937
Current hedge asset	4,043	—
Other	5,821	6,169
Total prepaid expenses and other	$33,097	$39,910

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $144.2 million and $144.2 million and the related accumulated depletion totaled $51.0 million and $43.4 million as of December 31, 2021 and December 31, 2020, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	December 31, 2021	December 31, 2020
Land	$72,262	$71,886
Land improvements	18,368	18,024
Building and leasehold improvements	83,649	77,556
Mine development and infrastructure costs	38,336	29,893
Machinery and equipment	742,890	679,393
Financing lease right of use asset	93,367	56,528
Construction in progress	47,814	82,367
Total	1,096,686	1,015,647
Less: Accumulated depreciation	(493,274)	(378,539)
Property, plant and equipment, net	$603,412	$637,108
Depreciation and depletion expense was $141.4 million, $118.1 million, and $97.3 million, for the years ended December 31, 2021 and December 31, 2020, and December 31, 2019, respectively.

Note 6—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Advance mining royalties	$7,297	$7,305
ABL Facility origination fees	5,004	2,667
Other	2,841	4,146
Total other long-term assets	$15,142	$14,118

Note 7—Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	For the years ended December 31,
	2021	2020	2019
Current
Federal	$—	$(74)	$(3,151)
State	—	5	85
	—	(69)	(3,066)
Deferred
Federal	19,031	(16,731)	53,677
State	30,065	(3,344)	14,806
	49,096	(20,075)	68,483
Total	$49,096	$(20,144)	$65,417

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2021, the Company recognized an income tax expense of $49.1 million or an effective tax rate of 24.6%.

Total income tax expense (benefit) differs from the expected tax expense (benefit) (computed by multiplying the U.S. federal statutory rate of 21% by income (loss) before income taxes) as a result of the following (in thousands):

	For the years ended December 31,
	2021	2020	2019
Income (loss) before income tax expense (benefit)	$199,977	$(55,905)	$367,116
Tax expense (benefit) at statutory tax rate	41,995	(11,740)	77,094
Effect of:
Depletion	(12,227)	(1,504)	(16,198)
State and local income tax, net of federal effect	(22,387)	(2,637)	11,747
Valuation allowance on deferred tax assets	45,952	—	—
Impact of Walter Energy IRS Settlement (1)	—	—	(6,615)
IRC Section 451 marginal well credit	(4,702)	(3,977)	—
Other	465	(286)	(611)
Tax expense (benefit) recognized	$49,096	$(20,144)	$65,417
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
Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2021	December 31, 2020
Deferred income tax assets:
Net operating loss and credit carryforwards	$226,438	$253,756
Inventory	494	—
Asset retirement obligations	14,930	15,547
Black lung obligations	7,834	9,275
Accrued expenses	6,365	4,303
Other	268	3,614
Total deferred income tax assets	256,329	286,495
Less: valuation allowance for deferred income tax assets	(45,952)	—
Net deferred income tax assets	210,377	286,495
Deferred income tax liabilities:
Inventory	—	(558)
Prepaid expenses	(8,444)	(10,470)
Property, plant and equipment	(74,339)	(98,637)
Other	(2,318)	(2,458)
Total deferred income tax liabilities	(85,101)	(112,123)
Net deferred income tax asset	$125,276	$174,372
The Company has federal net operating loss ("NOL") carryforwards of approximately $722.3 million as of December 31, 2021, of which $31.0 million are indefinite lived and the remainder expire predominantly in December 31, 2034 through December 31, 2036. The Company has state NOL carryforwards of approximately $992.6 million, which expire predominantly in December 31, 2029 through December 31, 2031. In addition, the Company has approximately $23.3 million of general business credits which begin to expire in December 31, 2027 and fully expire in December 31, 2041. The increase in the general business credits from the prior year is due to a $4.7 million income tax benefit from the Internal Revenue Code ("IRC") Section 451 Marginal Well Credit. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels.

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

Rights Agreement

On February 14, 2020, we adopted the Rights Agreement in an effort to prevent the imposition of significant limitations under Section 382 of the Code on our ability to utilize our current NOLs to reduce our future tax liabilities. The Company's stockholders ratified the Rights Agreement at the 2020 Annual Meeting of Stockholders.

The Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of our NOLs and is similar to plans adopted by other companies with significant NOLs.

Pursuant to the Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) was distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock. If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $31.00 per Right. While the Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the common stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s’ financial condition or results of operations (including earnings per share).

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
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, the Company remeasured its Alabama deferred income tax assets and liabilities and recorded a non-cash income tax benefit of $22.4 million. Additionally, the Company determined that it is not more likely than not that the Company would have sufficient taxable income to utilize all of the Company’s Alabama deferred income tax assets prior to expiration. Therefore, the Company established a non-cash valuation allowance of $46.0 million against such deferred income tax assets.
As of December 31, 2021, the Company considered all positive and negative evidence and concluded that its federal deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required. Certain factors, could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, such as the COVID-19 pandemic, the Chinese ban on Australian coal, the ongoing UMWA strike and the unknown duration and overall impact on the Company's operations, including its failing to generate sufficient future taxable income from operations, could limit its ability to fully utilize its deferred tax assets before expiration.
The following table shows the balance of the Company's valuation allowance and the associated activity during 2021:

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2021
Beginning balance	$—
Addition/(Reduction) - current tax expense/(benefit)	45,952
Release	$—
Ending balance	$45,952
Uncertain Tax Positions
The Company has filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. NOLs and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2021 and 2020, respectively.
The Company did not record any interest or penalties associated with income taxes for years ended December 31, 2021, 2020 and 2019, respectively, but would record interest and penalties within income tax expense.
Note 8—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	December 31, 2021	December 31, 2020
Balance at Beginning of Period	$61,907	$56,206
Accretion expense	3,237	3,004
Revisions to estimates	5,567	2,973
Obligations settled	(34)	(276)
Balance at End of Period	$70,677	$61,907

The portion of costs expected to be paid within a year as of December 31, 2021 is $5.1 million. The portion of costs expected to be incurred beyond one year as of December 31, 2021 is $65.5 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2021. Alabama's regulatory framework technically allows for self-bonding. However, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2021, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $40.9 million, and $3.6 million for miscellaneous purposes.

For the year ended December 31, 2021 and December 31, 2020, the change to the liability was primarily attributable to the net impact of changes in discount rates, changes in the timing of scheduled reclamation and current estimates of the costs and scope of remaining reclamation work. For the years ended December 31, 2021 and December 31, 2020, $0.2 million or $0.004 per share and $0.4 million or $0.01 per share, respectively, of the adjustment to the liability was reflected as income in the period because there was no asset recorded to offset the adjustment to the respective liability. This portion of the liability relates to operations that were idle at the time of purchase accounting for the acquisition of certain assets of Walter Energy and no value was attributed to any asset as an offset for the asset retirement obligation.
Note 9—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2021	December 31, 2020
Accrued wages and employee benefits	$31,456	$25,539
Accrued operating expenses	8,720	46,285
Accrued royalties	8,267	3,484
Accrued freight	767	2,724
Accrued interest	2,297	4,981
Accrued non-income taxes	3,340	3,095
Total accrued expenses	$54,847	$86,108
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
In addition, in connection with the acquisition of certain assets of Walter Energy, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which the Company is self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor ("DOL") required the Company to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. The Company received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require it to increase the amount of collateral posted to $39.8 million, but the Company has appealed such increase. The Company received another letter from the DOL on December 8, 2021 requesting additional information to support its appeal of the collateral requested by the DOL. As of December 31, 2021 and December 31, 2020, the Company had $17.0 million of surety bonds and $8.5 million of collateral recognized as short term investments. There were also $2.6 million and $3.0 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Balance Sheet as of December 31, 2021 and December 31, 2020, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $37.1 million as of December 31, 2021, of which $2.6 million is classified in other current liabilities and the remainder of $34.5 million is shown as a long-term liability in a separate line item in the Balance Sheets. For the year ended December 31, 2020, the estimated black lung liabilities (net of the black lung trust assets) were $36.9 million, of which $2.4 million is classified in other current liabilities and $34.6 million is displayed as a long-term liability in a separate line item in the Balance Sheets. Accretion of the black lung liabilities is included in cost of other revenues on the Statements of Operations. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.
Note 11—Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a defined contribution plan to assist its eligible employees in providing for retirement. Generally, under the terms of the plan, employees make voluntary contributions through payroll deductions and the Company makes matching contributions, as defined by the plan. Contributions to these defined contribution plans amounted to $2.5 million for the year ended December 31, 2021, $3.0 million for the year ended December 31, 2020 and $2.9 million for the year ended December 31, 2019 accounted for in cost of sales and selling, general and administrative costs in the Statements of Operations.
Collective Bargaining Agreement
The Company's CBA contract with the UMWA expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

As a result of the strike, the Company idled Mine No. 4 and scaled back operations at Mine No. 7. Approximately 67.2% of the Company's employees were represented by the UMWA as of December 31, 2020.
Note 12—Equity Award Plans

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2021 is 4,740,814. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2021, the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $9.3 million for the year ended December 31, 2021 associated with awards granted under the 2017 Equity Plan. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $1.6 million as of December 31, 2021.

During the second quarter of 2021, certain employees and directors reached retirement eligibility which resulted in incremental stock compensation expense of $1.2 million as of December 31, 2021 that would have otherwise been recorded in future years. This amount is included in selling, general and administrative expenses within the Condensed Statements of Operations.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the year ended December 31, 2021 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2020	799,240	$18.95
Granted	430,929	$13.51
Canceled	(31,207)	$25.31
Forfeited	(22,010)	$15.09
Vested	(348,550)	$21.02
Outstanding at December 31, 2021	828,402

Note 13—Debt
Debt consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2021	December 31, 2020	Weighted Average Interest Rate at December 31, 2021	Final Maturity
7.875% senior secured notes due 2028	$350,000	$—	7.875%	2028
8% senior secured notes due 2024	—	$343,435	8%	2024
ABL facility	—	40,000	Varies[1]	2026
Debt discount, net	(10,194)	(3,527)
Total debt	339,806	379,908
Less: current debt	—	—
Total long-term debt	$339,806	$379,908
1 Borrowing under the ABL Facility bear interest at a rate equal to Secured Overnight Financing Rate, plus a credit adjustment spread, ranging currently from 0.11448% to 0.26161%, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 1.5% and 2.0% or 0.5% to 1.0%, respectively.
The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2021 is as follows (in thousands):

	Payments Due
	2022	2023	2024	2025	2026	Thereafter
Senior secured notes	$—	$—	$—	$—	$—	$350,000
ABL facility	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$350,000
ABL Facility

On December 6, 2021, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent (in such capacity, the "Agent"), which amends and restates in its entirety the existing Amended and Restated Asset-Based Revolving Credit Agreement (as amended, the “ABL Facility”). The Second Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the ABL Facility to December 6, 2026; (ii) changed the calculation of the interest rate payable on borrowings from being based on a London Inter-Bank Offered Rate to be based on a Secured Overnight Financing Rate, with corresponding changes to the applicable interest rate margins with respect to such borrowings, (iii) amended certain definitions related to the calculation of the borrowing base; (iv) increased the commitments that may be used to issue letters of credit to $65.0 million; and (v) amended certain baskets contained in the covenants to conform to the baskets contained in the indenture governing the Notes. The Second Amended and Restated Credit Agreement also allows the Company to borrow up to $132.0 million through October 14, 2023, decreasing to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.

The amendment to the ABL Facility in December 2021 was considered to be a debt modification and resulted in incremental debt issuance costs of $3.3 million which are reflected as deferred financing costs in other long-term assets on the Balance Sheet. These costs coupled with the $1.7 million of deferred financing costs related to the existing ABL will be amortized to interest expense over the remaining term of the ABL Facility.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $65.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on December 6, 2026. As of December 31, 2021, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2021, the Company had $83.2 million of availability under the ABL Facility.
Subject to permitted exceptions, the obligations of the borrowers under the ABL Facility are guaranteed by each of the Company's domestic subsidiaries and secured by (i) first-priority security interests in the ABL Priority Collateral (as defined in the indenture governing the Notes), which includes, among other things, certain accounts receivables, inventory and cash of the

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Company and the guarantors, and (ii) second-priority security interests in the Notes Priority Collateral (as defined in the indenture governing the Notes), which includes, among other things, material mining properties, shares of capital stock of the guarantors, intellectual property, as extracted collateral (to the extent not constituting inventory), and certain fixed assets of the Company and the guarantors.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2021, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2021.
Senior Secured Notes
On December 6, 2021, the Company issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.343% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of the Company’s outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption. As a result, the Company recognized a loss on early extinguishment of debt of $9.7 million which represents the write-off of previously capitalized Existing Notes debt issuance costs and debt discount, along with the redemption premium.
In connection with the issuance of the Notes, the Company incurred debt issuance costs of $8.1 million for the year ended December 31, 2021, which consists primarily of structuring fees and legal fees, and is included as a reduction in long-term debt on the Balance Sheet.

The Notes will accrue interest at a rate of 7.875% per year from December 6, 2021. Interest on the Notes will be payable on June 1 and December 1 of each year, commencing on June 1, 2022. The Notes will mature on December 1, 2028. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's direct and indirect wholly-owned domestic restricted subsidiaries that are guarantors under the ABL Facility (subject to customary release provisions).

At any time prior to December 1, 2024, the Company may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the indenture governing the Notes) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at the Company’s option, in whole or in part, from time to time, on or after December 1, 2024, at redemption prices specified in the indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to December 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 107.875% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. The Company is also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event it experiences specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount thereof in the event it makes certain asset sales or dispositions and does not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.
Offer to Purchase the Notes

    On February 21, 2019, the Company commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150,000,000 principal amount of its outstanding Existing Notes, at a repurchase price of 103% of the aggregate principal amount of such Existing Notes, plus accrued and unpaid interest with respect to such Existing Notes to, but not including, the

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

date of repurchase. Concurrently with, but separate from, the Restricted Payment Offer, the Company commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150,000,000 principal amount of the Existing Notes at a repurchase price of 104.25% of the aggregate principal amount of such Existing Notes, plus accrued and unpaid interest to, but not including, the date of repurchase. In connection with the Offers, the Company extinguished $140.3 million of the Existing Notes and recognized a loss on early extinguishment of debt of $9.8 million during the year ended December 31, 2019.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2021	December 31, 2020
Finance lease right-of-use assets, net(1)	$75,692	$46,746
Finance lease liabilities
Current	23,622	14,385
Noncurrent	28,434	24,091
Total finance lease liabilities	$52,056	$38,476

Weighted average remaining lease term - finance leases (in months)	35.1	42.9
Weighted average discount rate - finance leases(2)	6.11%	5.77%
(1) Finance lease right-of-use assets, recorded net of accumulated amortization of $17.7 million and $9.8 million, are included in property, plant and equipment, net in the Balance Sheets as of December 31, 2021 and December 31, 2020, respectively. See Note 5 for additional disclosure.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
    The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2021	2020
Operating lease cost(1):	$4,271	$2,980
Finance lease cost:
Amortization of leased assets	13,941	12,730
Interest on lease liabilities	3,902	1,988
Net lease cost	$22,114	$17,698
(1) Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2022	26,622
2023	25,640
2024	3,195
2025	1,353
Thereafter	156
Total	56,966
Less: amount representing interest	(4,910)
Present value of lease liabilities	$52,056
(1) Finance lease payments include $4.5 million of future payments required under signed lease agreements that have not yet commenced. These finance leases will commence during fiscal year 2022 with lease terms between one to two years.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the year ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,902	$1,988
Financing cash flows from finance leases	$29,022	$14,237
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$46,961	$18,967
Note 15—Related Party Transactions
In connection with the acquisition of certain assets of Walter Energy, the Company acquired a 50% interest in Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”), which are accounted for under the proportionate consolidation method and equity method, respectively. The Company has granted the rights to produce and sell methane gas from its coal mines to BWM and BWT. The Company’s net investments in, advances to/from and equity in earnings or loss of BWT are not material to the Company. The Company supplied labor to BWM and incurred costs, including property and liability insurance, to support the joint venture. The Company charged the joint venture for such costs on a monthly basis, which were $2.1 million for the year ended December 31, 2021, $2.6 million for the year ended December 31, 2020, and $1.5 million for the year ended December 31, 2019.
Note 16—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2021 and December 31, 2020, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2021 and December 31, 2020, there were no items accrued for miscellaneous litigation.
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
Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2021 and December 31, 2020, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $65.4 million, $49.5 million, and $87.3 million, for the years ended December 31, 2021, December 31, 2020, and December 31, 2019, respectively.
Note 17—Stockholders' Equity

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

During the year ended December 31, 2019, the Company repurchased the remaining shares authorized under the First Stock Repurchase Program for approximately $1.9 million and repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving $58.8 million of share repurchases authorized under the New Stock Repurchase Program.

In light of the uncertainties resulting from COVID-19 and as a precautionary measure to preserve liquidity, the
Company temporarily suspended its New Stock Repurchase Program. The Company will continue to monitor its liquidity in light of the COVID-19 pandemic, the Chinese ban on Australian coal and the current CBA contract negotiations with the UMWA and will consider when to reinstate the program.

Note 18—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of December 31, 2021, the Company had natural gas swap contracts outstanding with notional amounts totaling 6,100,000 metric million British thermal units maturing in 2022. As of December 31, 2020, the Company had no natural gas swap contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the
Condensed Statements of Operations. The Company recognized a loss of $1.6 million for the year ended December 31, 2021. The Company records all derivative instruments at fair value and had an asset of $4.0 million as of December 31, 2021 in prepaid expenses and other in the accompanying Balance Sheets and no asset or liability as of December 31, 2020.
Note 19—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of December 31, 2021 and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$4,043	$—	$4,043
The Company had no significant assets or other liabilities measured at fair value on a recurring basis as of December 31, 2020. During the year ended December 31, 2021, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 assets or liabilities.
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
Debt—The Company's outstanding debt is carried at cost. As of December 31, 2021, the Company had no borrowings outstanding under the ABL Facility, with $83.2 million available, net of $9.4 million of letters of credit issued and outstanding at such time. The estimated fair value of the Notes as of December 31, 2021 is approximately $359.6 million based upon observable market data (Level 2).
Note 20—Net Income (Loss) per Share
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

	For the years ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$150,881	$(35,761)	$301,699
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	51,382	51,168	51,363
Dilutive restricted stock awards and units(1)	63	—	130
Weighted-average shares used to compute net income (loss) per share—diluted	51,445	51,168	51,493
Net income (loss) per share—basic	$2.94	$(0.70)	$5.87
Net income (loss) per share—diluted	$2.93	$(0.70)	$5.86
(1) In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods.
As of December 31, 2021, there were 295,632 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 54,984 share impact on dilutive weighted average shares for the year ended December 31, 2021.
As of December 31, 2021, there were 513,322 shares granted under the 2017 Equity Plan to employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share.
The Company has $0.5 million of restricted stock unit awards under the 2017 Equity Plan that can be settled in shares or in cash at the election of employees. These awards have certain service-based and performance-based vesting conditions and can be earned no later than December 31, 2024. If the Company were to settle these awards in shares these awards would represent 19,448 shares based on the Company's closing share price as of December 31, 2021. The Company considered the impact on diluted earnings as if the award was settled in shares. These awards had a 7,376 share impact on dilutive weighted average shares for the year ended December 31, 2021.

    As of December 31, 2021, there were 13,157 shares of common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date is the earlier of a change in control as described in the 2016 Equity Plan and 2017 Equity Plan or five years from the grant date. These awards are vested and as such have been included in the weighted-average shares used to compute basic and diluted net (loss) income per share.

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
    The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Capital Allocation Policy. As of December 31, 2021, the Company has paid $49.9 million of regular quarterly cash dividends under the Capital Allocation Policy.

On April 23, 2019, the Board declared a special cash dividend of $4.41 per share (the "April 2019 Special Dividend"), totaling approximately $230.0 million, which was paid on May 14, 2019 to stockholders of record as of the close of business on May 6, 2019.
Note 21—Segment Information
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the years ended December 31,
	2021	2020	2019
Revenues
Mining	$1,028,283	$761,871	$1,235,998
All other	30,933	20,867	32,311
Total revenues	$1,059,216	$782,738	$1,268,309

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2021	2020	2019
Capital Expenditures
Mining	$55,344	$78,015	$100,768
All other	2,549	9,473	6,510
Total capital expenditures	$57,893	$87,488	$107,278
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

	For the years ended December 31,
	2021	2020	2019
Segment Adjusted EBITDA	$474,001	$136,701	$515,253
Other revenues	30,933	20,867	32,311
Cost of other revenues	(28,899)	(33,736)	(29,828)
Depreciation and depletion	(141,418)	(118,092)	(97,330)
Selling, general and administrative	(35,593)	(32,879)	(37,014)
Business interruption	(21,372)	—	—
Idle mine	(33,899)	—	—
Loss on early extinguishment of debt	(9,678)	—	(9,756)
Other income	1,291	3,544	22,815
Interest expense, net	(35,389)	(32,310)	(29,335)
Income tax (expense) benefit	(49,096)	20,144	(65,417)
Net income (loss)	$150,881	$(35,761)	$301,699

Note 22—Subsequent Events

Regular Quarterly Dividend

On February 18, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which will be paid on March 10, 2022, to stockholders of record as of the close of business on March 3, 2022.