Form 10-Q
period 2022-03-31
WARRIOR MET COAL, INC.
filed 2022-05-05
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of May 3, 2022: 51,653,152

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with the United Mine Workers of America (the "UMWA"). We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•the impact of global pandemics, such as the novel coronavirus (“COVID-19”) pandemic, including its impact on our business, employees, suppliers and customers, the metallurgical ("met") coal and steel industries, and global economic markets;

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

•our ability to comply with covenants in our Second Amended and Restated Credit Facility (the “ABL Facility” or the "Second Amended and Restated Credit Agreement") and the Indenture (as defined below);

•adequate liquidity and the cost, availability and access to capital and financial markets;
•our expectations regarding our future cash tax rate as well as our ability to effectively utilize our net operating loss carry forwards (“NOLs”);

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)
(Unaudited)

	For the three months ended March 31,
	2022	2021
Revenues:
Sales	$382,433	$206,989
Other revenues	(3,781)	6,775
Total revenues	378,652	213,764
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	135,341	154,350
Cost of other revenues (exclusive of items shown separately below)	7,040	7,795
Depreciation and depletion	25,797	32,903
Selling, general and administrative	13,929	7,637
Business interruption	6,688	—
Idle mine	3,008	—
Total costs and expenses	191,803	202,685
Operating income	186,849	11,079
Interest expense, net	(7,822)	(8,693)
Other income (expenses)	675	(109)
Income before income tax expense	179,702	2,277
Income tax expense	33,453	23,632
Net income (loss)	146,249	$(21,355)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$2.84	$(0.42)
Net income (loss) per share—diluted	$2.83	$(0.42)
Weighted average number of shares outstanding—basic	51,532	51,274
Weighted average number of shares outstanding—diluted	51,634	51,274
Dividends per share:	$0.05	$0.05
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands)

	March 31, 2022 (Unaudited)	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$434,047	$395,839
Short-term investments	8,506	8,505
Trade accounts receivable	260,477	122,150
Inventories, net	110,535	59,619
Prepaid expenses and other receivables	26,045	41,088
Total current assets	839,610	627,201
Mineral interests, net	91,196	93,180
Property, plant and equipment, net	606,198	603,412
Deferred income taxes	92,684	125,276
Other long-term assets	13,662	15,142
Total assets	$1,643,350	$1,464,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$60,446	$33,829
Accrued expenses	55,736	54,847
Short term financing lease liabilities	21,910	23,622
Other current liabilities	17,592	9,830
Total current liabilities	155,684	122,128
Long-term debt	340,078	339,806
Asset retirement obligations	69,018	65,536
Long term financing lease liabilities	24,853	28,434
Other long-term liabilities	35,109	36,324
Total liabilities	624,742	592,228

Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares as of March 31, 2022 and December 31, 2021, 53,832,331 issued and 51,610,490 outstanding as of March 31, 2022 and 53,659,643 issued and 51,437,802 outstanding as of December 31, 2021)	537	537
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of March 31, 2022 and December 31, 2021)	(50,576)	(50,576)
Additional paid in capital	259,561	256,059
Retained earnings	809,086	665,963
Total stockholders’ equity	1,018,608	871,983
Total liabilities and stockholders’ equity	$1,643,350	$1,464,211
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021

Common Stock
Balance, beginning of period	$537	$534
Issuance of shares	—	2
Balance, end of period	537	536
Preferred Stock
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	256,059	249,746
Stock compensation	7,218	1,567
Other	(3,716)	(2,539)
Balance, end of period	259,561	248,774
Retained Earnings
Balance, beginning of period	665,963	525,537
Net income (loss)	146,249	(21,355)
Dividends paid	(3,126)	(2,613)
Balance, end of period	809,086	501,569
Total Stockholders' Equity	$1,018,608	$700,303
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2022	2021

OPERATING ACTIVITIES
Net income (loss)	$146,249	$(21,355)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	25,797	32,903
Deferred income tax expense	33,382	23,632
Stock based compensation expense	7,218	1,696
Amortization of debt issuance costs and debt discount	522	425
Accretion of asset retirement obligations	867	805
Mark-to-market loss on gas hedges	11,681	—
Changes in operating assets and liabilities:
Trade accounts receivable	(138,328)	7,178
Inventories	(39,446)	(16,107)
Prepaid expenses and other receivables	7,148	10,192
Accounts payable	13,090	4,964
Accrued expenses and other current liabilities	(1,500)	(5,463)
Other	3,461	6,352
Net cash provided by operating activities	70,141	45,222
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(10,528)	(9,479)
Deferred mine development costs	(9,893)	(12,333)
Acquisition of Black Warrior Methane and Black Warrior Transmission, net of $2.8 million cash acquired	2,533	—
Proceeds from sale of property, plant and equipment	—	20
Net cash used in investing activities	(17,888)	(21,792)
FINANCING ACTIVITIES
Dividends paid	(3,126)	(2,613)
Principal repayments of finance lease obligations	(7,203)	(8,247)
Other	(3,716)	(2,539)
Net cash used in financing activities	(14,045)	(13,399)
Net increase in cash and cash equivalents	38,208	10,031
Cash and cash equivalents at beginning of period	395,839	211,916
Cash and cash equivalents at end of period	$434,047	$221,947
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)
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

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). Operating results for the three months ended March 31, 2022 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements for the year ended December 31, 2021 included in the 2021 Annual Report.

Collective Bargaining Agreement

The Company's Collective Bargaining Agreement contract with the UMWA expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. During the current quarter, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $3.0 million for the three months ended March 31, 2022. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company has also incurred approximately $6.7 million of business interruption expenses for the three months ended March 31, 2022, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations.

Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”)

On March 1, 2022, the Company acquired the remaining 50% interest in BWM and BWT for $0.3 million. The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. A full and detailed valuation of the assets and liabilities is being completed with the assistance of an independent third party and certain information and analysis remains pending at this time. Accordingly, the allocation is preliminary and may change as additional information becomes available and is assessed by the Company. The final allocation of the consideration transferred may include adjustments to the fair value estimates of identifiable assets and liabilities, after a full review has been completed. The acquisition is not deemed to be material to the condensed financial statements.

Note 2—Summary of Significant Accounting Policies

The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2021 Annual Report, except for changes related to new accounting pronouncements described in "New Accounting Pronouncements."

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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
As of March 31, 2022 and December 31, 2021, short-term investments consisted of $8.5 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.

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

Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended March 31, 2022 and 2021, XCoal accounted for approximately $83.5 million, or 21.6% of total sales, and $106.2 million, or 50.9% of total sales, respectively.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current met coal and steel market environments. As of March 31, 2022 and December 31, 2021, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

New Accounting Pronouncements

In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance,” which requires business entities to make annual disclosures about transactions with a government accounted for by analogizing to a grant or contribution accounting model. The required annual disclosures include the nature of the transaction, the related accounting policy, the financial statement line items affected and the amounts

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

reflected in the current period financial statements, and any significant terms and conditions. The ASU is effective for fiscal years beginning after December 15, 2021. The adoption of this ASU is not expected to have a material impact to the Company's results of operations, financial condition, cash flows or financial statement presentation.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Coal	$70,250	$24,185
Raw materials, parts, supplies and other, net	40,284	35,435
Total inventories, net	$110,535	$59,619

Note 4—Income Taxes

For the three months ended March 31, 2022, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three months ended March 31, 2022, the Company had income tax expense of $33.5 million.

For the three months ended March 31, 2021, the Company utilized a discrete period method to calculate taxes, as it did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty at the time surrounding the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and its impact on the Company's annual guidance. For the three months ended March 31, 2021, the Company had income tax expense of $23.6 million. The income tax expense of $23.6 million was due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, discussed below, offset partially by a net non-cash income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $1.3 million of net income tax benefit from the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit, depletion and other adjustments. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels.

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

Note 5—Debt
Debt consisted of the following (in thousands):

	March 31, 2022	December 31, 2021	Weighted Average Interest Rate at March 31, 2022	Final Maturity
Senior Secured Notes	$350,000	$350,000	7.875%	2028
ABL Borrowings	—	—	Varies[1]	2026
Debt discount/premium, net	(9,922)	(10,194)
Total debt	340,078	339,806
Less: current debt	—	—
Total long-term debt	$340,078	$339,806
(1) The weighted average interest rate on our ABL Facility is based on the Secured Overnight Financing Rate which rate varies between 1.5% and 2.0% based on the quarterly availability under the borrowing base plus a credit adjustment spread of 0.11448% to 0.26161%.

Senior Secured Notes

    On December 6, 2021, the Company issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.343% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of the Company’s outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption. The Notes will mature on December 1, 2028.

ABL Facility

On December 6, 2021, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent (in such capacity, the "Agent"), which amends and restates in its entirety the existing Amended and Restated Asset-Based Revolving Credit Agreement (as amended, the “ABL Facility”). The Second Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the ABL Facility to December 6, 2026; (ii) changed the calculation of the interest rate payable on borrowings from being based on a London Inter-Bank Offered Rate to be based on a Secured Overnight Financing Rate, with corresponding changes to the applicable interest rate margins with respect to such borrowings, (iii) amended certain definitions related to the calculation of the borrowing base; (iv) increased the commitments that may be used to issue letters of credit to $65.0 million; and (v) amended certain baskets contained in the covenants to conform to the baskets contained in the indenture governing the Notes. The Second Amended and Restated Credit Agreement also allows the Company to borrow up to $132.0 million through October 14, 2023, decreasing to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.

As of March 31, 2022, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2022, the Company had $122.7 million of availability under the ABL Facility (calculated net of $9.4 million of letters of credit outstanding at such time).

Note 6—Other Long-Term Liabilities

Other long-term liabilities are summarized as follows (in thousands):

	March 31, 2022	December 31, 2021
Black lung obligations	$34,606	$34,482
Other	503	1,842
Total other long-term liabilities	$35,109	$36,324

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Finance lease right-of-use assets, net(1)	$72,982	$75,692
Finance lease liabilities
Current	21,910	23,622
Noncurrent	24,853	28,434
Total finance lease liabilities	$46,763	$52,056

Weighted average remaining lease term - finance leases (in months)	32.5	35.1
Weighted average discount rate - finance leases(2)	6.04%	6.11%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $22.3 million and $17.7 million and are included in property, plant and equipment, net in the Condensed Balance Sheet as of March 31, 2022 and the Balance Sheet as of December 31, 2021, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

    The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Operating lease cost(1):	$5,990	$1,189
Finance lease cost:
Amortization of leased assets	4,621	4,125
Interest on lease liabilities	880	774
Net lease cost	$11,491	$6,088
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2022	18,538
2023	27,551
2024	3,195
2025	1,353
2026	156
Thereafter	—
Total	50,793
Less: amount representing interest	(4,030)
Present value of lease liabilities	$46,763
(1) Finance lease payments include $3.9 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

Supplemental cash flow information related to leases was as follows (in thousands):

	For the three months ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$880	$774
Financing cash flows from finance leases	$7,203	$8,247
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$1,911	$35,288
As of March 31, 2022, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $3.9 million. These finance leases will commence during fiscal year 2022 and 2023 with lease terms of one to two years.
Note 8—Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2022	2021
Numerator:
Net income (loss)	$146,249	$(21,355)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	51,532	51,274
Dilutive restrictive stock awards (1)	102	—
Weighted-average shares used to compute net income (loss) per share—diluted	51,634	51,274
Net income (loss) per share—basic	$2.84	$(0.42)
Net income (loss) per share—diluted	$2.83	$(0.42)
(1) In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods.

On February 16, 2022, the Company awarded 320,156 restricted stock unit awards under the Company's 2017 Equity Incentive Plan (the "2017 Equity Plan"). These awards have certain service-based, performance-based and market-based vesting conditions, as applicable. The service-based awards vest over a period of three years and the performance-based and market-based awards are based on the Company's performance in each of the three years.

As of March 31, 2022, there were 284,734 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share.

As of March 31, 2022, there were 485,102 restricted stock unit awards for which the performance-based and market-based vesting conditions were not met as of the measurement date and, as such, these awards were excluded from basic and diluted earnings per share. Based on the Company's closing share price on March 31, 2022, there were 19,448 restricted stock unit awards classified as a liability.

As of March 31, 2022, there were 13,157 shares of its common stock contingently issuable upon the settlement of a vested restricted stock unit award under the 2017 Equity Plan. The settlement date for these awards is the earlier of a change in control as described in the 2016 Equity Plan or 2017 Equity Plan, as applicable, or five years from the grant date. These awards are vested and, as such, have been included in the weighted average shares used to compute basic and diluted net income (loss) per share.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

During the first quarter of 2022, restricted stock unit awards granted to certain employees who were retirement eligible resulted in incremental stock compensation expense of $6.3 million that is included in selling, general and administrative expenses within the Condensed Statements of Operations.

Note 9—Commitments and Contingencies

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2022 and December 31, 2021, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of its businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2022 and December 31, 2021, there were no items accrued for miscellaneous litigation.

On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia. As a result of the Company’s acquisition of certain core operating assets of Walter Energy during the Chapter 11 Cases, the Company received $0.7 million from the Chapter 11 Cases which is reflected as other income in the Condensed Statement of Operations for the three months ended March 31, 2022.

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2022 and December 31, 2021, the Company had no liability recorded for minimum throughput requirements.

Royalty Obligations

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $25.2 million for the three months ended March 31, 2022, and $12.7 million for the three months ended March 31, 2021.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

Note 10—Stockholders' Equity

Stock Repurchase Program

On March 26, 2019, the Company's board of directors (the "Board") approved the Company's second stock repurchase program (the “Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of approximately $70.0 million of the Company's outstanding common stock. The Company fully exhausted its previous stock repurchase program of $40.0 million of its outstanding common stock. The Stock Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. The Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.

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

    As of March 31, 2022, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

Regular Quarterly Dividend

On February 18, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling $3.1 million, which was paid on March 10, 2022, to stockholders of record as of the close of business on March 3, 2022.

On April 26, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which will be paid on May 13, 2022, to stockholders of record as of the close of business on May 6, 2022.

May 2022 Special Dividend

On May 3, 2022, the Board declared a special quarterly cash dividend of $0.50 per share, to be paid on May 20, 2022, to stockholders of record as of the close of business on May 13, 2022.

Note 11—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2022, the Company had natural gas swap contracts outstanding with notional amounts totaling 5,900,000 metric million British thermal units maturing in the first quarter of 2023. As of December 31, 2021, the Company had 6,100,000 metric million British thermal unit natural gas swap contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the
Condensed Statements of Operations. The Company recognized a loss of $13.2 million, which includes $1.5 million of realized losses, for the three months ended March 31, 2022. The Company records all derivative instruments at fair value and had a liability of $7.6 million as of March 31, 2022 in other current liabilities in the accompanying Condensed Balance Sheets and had an asset of 4.0 million as of December 31, 2021 in prepaid expenses and other in the accompanying Condensed Balance Sheets.
Note 12—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis as of March 31, 2022 and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	Fair Value Measurements as of March 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$7,638	$—	$7,638

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$4,043	$—	$4,043
The Company had no assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2022 or December 31, 2021. During the three months ended March 31, 2022, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three months ended March 31, 2022.

 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Cash and cash equivalents, short-term investments, receivables and trade accounts payable—The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.

Debt—The Company's outstanding debt is carried at cost. As of March 31, 2022, there were no borrowings outstanding under the ABL Facility, with $122.7 million available, net of outstanding letters of credit of $9.4 million. As of December 31, 2021, the Company had no borrowings outstanding under the ABL Facility and $9.4 million of letters of credit issued and outstanding under the ABL Facility. As of March 31, 2022 and December 31, 2021, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $368.4 million and $359.6 million, respectively.

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

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

	For the three months ended March 31,
	2022	2021
Revenues
Mining	$382,433	$206,989
All other	(3,781)	6,775
Total revenues	$378,652	$213,764

	For the three months ended March 31,
	2022	2021
Capital Expenditures
Mining	$7,155	$8,619
All other	3,373	860
Total capital expenditures	$10,528	$9,479
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, other income, interest expense, net, income tax (expense) benefit, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended March 31,
	2022	2021
Segment Adjusted EBITDA	$247,092	$52,639
Other revenues	(3,781)	6,775
Cost of other revenues	(7,040)	(7,795)
Depreciation and depletion	(25,797)	(32,903)
Selling, general and administrative	(13,929)	(7,637)
Business interruption	(6,688)	—
Idle mine	(3,008)	—
Other income (loss)	675	(109)
Interest expense, net	(7,822)	(8,693)
Income tax (expense) benefit	(33,453)	(23,632)
Net income (loss)	$146,249	$(21,355)

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2022 (UNAUDITED)

Note 14—Subsequent Event
On May 3, 2022, the Company announced that it is relaunching the development of its Blue Creek reserves into a new, world-class longwall mine located in Alabama near its existing mines.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2022 and March 31, 2021. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview

    We are a U.S. based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal metallurgical ("met") coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7.
As of December 31, 2021, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 90.2 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free On Board ("FOB") Australia Index Price ("Platts Index"). Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to mid-volatility ("MV"). These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
In addition, future governmental policy changes in foreign countries may be detrimental to the global coal market. For example, the Chinese government has from time to time implemented regulations and promulgated new laws or restrictions, such as the unofficial ban on Australian coal in November 2020, on their domestic coal industry, sometimes with little advance notice, which has impacted worldwide coal demand, supply and prices. The ban on Australian coal has significantly impacted the global met coal market in recent years. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions with the steel, coal and coal-fired power sectors. It is possible that policy changes from foreign countries may be detrimental to the global coal markets and, thus, impact our business, financial condition or results of operations.
In February 2022, the war in Ukraine pushed seaborne met coal export prices into uncharted waters. Market fundamentals before the conflict were already tight, with prices close to record levels. After the invasion began, spot cargo requests for Australian met coals could not be filled. The U.S., Canada and Indonesia were also not able to step up at short notice. These supply shortages combined with the urgent purchases of non-Russian coal against a backdrop of mounting sanctions, trade finance problems and seaborne logistical constraints pushed the Queensland PLV HCC price to over $660.00 per metric ton by mid-March. Soon after the large spike in prices, panic subsided and prices fell $120.00 per metric ton in just over a few days as buyers refused to pay the exorbitant prices while others took a wait and see approach for lower pricing.
U.S. inflation surged to a new four decade record high of 8.5% in March 2022, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from COVID-19, powered in part by low interest rates and government stimulus to counter the pandemic's impact. We expect COVID-19 to continue to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. While inflation did not have a significant impact to our profitability in the first quarter of 2022, we do expect ongoing inflation to have a larger impact for the remainder of the year. In 2022, we expect inflation to have a larger negative impact on our profitability, as we expect increases in steel prices, freight rates, labor and other materials and supplies. These increases affect, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and machinery and equipment purchases.
The Chinese ban on Australian coal, the ongoing war in Ukraine, additional sanctions against Russia and a broader economic weakening as inflation rises and stimulus falls are all likely to continue to impact the global met coal market and impact our business, financial condition or results of operations.
Our primary business, the mining and exporting of met coal for the steel industry, is conducted in one reportable business segment: mining. All other operations and results are reported under the “All Other” category as a reconciling item to consolidated amounts, which includes the business results from our sale of natural gas extracted as a byproduct from our underground coal mines and royalties from our leased properties. Our natural gas and royalty businesses do not meet the criteria in ASC 280, Segment Reporting, to be considered as operating or reportable segments.
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

	For the three months ended March 31,
	2022	2021
(in thousands)
Segment Adjusted EBITDA	$247,092	$52,639
Metric tons sold	1,022	1,771
Metric tons produced	1,395	1,970
Average selling price per metric ton	$374.20	$116.88
Cash cost of sales per metric ton	$131.48	$86.67
Adjusted EBITDA	$243,823	$47,137
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, net interest expense, income tax benefit, other income (expense) and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
Sales Volumes and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our annual coal sales contracts, for which prices generally are set on daily index averages. The volume of coal we sell is also a function of the pricing environment in the international met coal markets and the amounts of LV and MV coal that we sell. We evaluate the price we receive for our coal based on our average net selling price per metric ton.
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

	For the three months ended March 31,
	2022	2021
(in thousands)
Cost of sales	$135,341	$154,350
Asset retirement obligation accretion	(493)	(432)
Stock compensation expense	(475)	(422)
Cash cost of sales	$134,373	$153,496

Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest expense, net, income tax expense, depreciation and depletion, non-cash stock compensation expense, non-cash asset retirement obligation accretion, other non-cash accretion, non-cash mark-to-market loss on gas hedges, business interruption, idle mine and other (income) expense. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended March 31,
	2022	2021
Net income (loss)	146,249	$(21,355)
Interest expense, net	7,822	8,693
Income tax expense	33,453	23,632
Depreciation and depletion	25,797	32,903
Asset retirement obligation accretion (1)	867	805
Stock compensation expense (2)	7,218	1,696
Other non-cash accretion (3)	231	361
Mark-to-market loss on gas hedges (4)	13,165	—
Business interruption (5)	6,688	—
Idle mine costs (6)	3,008	—
Other (income) expense (7)	(675)	402
Adjusted EBITDA	$243,823	$47,137
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents mark-to-market loss recognized on gas hedges.
(5)Represents business interruption expenses associated with the ongoing United Mine Workers of America's (the "UMWA") strike.
(6)Represents idle mine expenses incurred in connection with reduced operations at Mine No. 4 and Mine No. 7.
(7)Represents proceeds received from the Chapter 11 Cases from Walter Energy, Inc., and COVID-19 pandemic related expenses.

Results of Operations
Three Months Ended March 31, 2022 and 2021
The following table summarizes certain unaudited financial information for the three months ended March 31, 2022 and 2021.

	For the three months ended March 31,
(in thousands)	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$382,433	101.0%	$206,989	96.8%
Other revenues	(3,781)	(1.0)%	6,775	3.2%
Total revenues	378,652	100.0%	213,764	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	135,341	35.7%	154,350	72.2%
Cost of other revenues (exclusive of items shown separately below)	7,040	1.9%	7,795	3.6%
Depreciation and depletion	25,797	6.8%	32,903	15.4%
Selling, general and administrative	13,929	3.7%	7,637	3.6%
Business interruption	6,688	1.8%	—	—%
Idle mine	3,008	0.8%	—	—%
Total costs and expenses	191,803	50.7%	202,685	94.8%
Operating income	186,849	49.3%	11,079	5.2%
Interest expense, net	(7,822)	(2.1)%	(8,693)	(4.1)%
Other income (expenses)	675	0.2%	(109)	(0.1)%
Income before income tax expense	179,702	47.5%	2,277	1.1%
Income tax expense	33,453	8.8%	23,632	11.1%
Net income (loss)	$146,249	38.6%	$(21,355)	(10.0)%

Sales and cost of sales components on a per unit basis for the three months ended March 31, 2022 and 2021 were as follows:

	For the three months ended March 31,
	2022	2021
Met Coal (metric tons in thousands)
Metric tons sold	1,022	1,771
Metric tons produced	1,395	1,970
Average selling price per metric ton	$374.20	$116.88
Cash cost of sales per metric ton	$131.48	$86.67
We produced 1.4 million metric tons of met coal for the three months ended March 31, 2022 compared to 2.0 million metric tons for the three months ended March 31, 2021. The tons produced in the first quarter of 2022 resulted from us running both longwalls and four continuous miner units at Mine No. 7 and the longwall and two continuous miner units at Mine No. 4.
Sales for the three months ended March 31, 2022 were $382.4 million compared to $207.0 million for the three months ended March 31, 2021. The $175.4 million increase in sales was primarily driven by a $263.0 million increase in sales related to a $257.32 increase in the average selling price per metric ton of met coal offset partially by $87.5 million decrease in sales due to a 749 thousand metric ton decrease in met coal sales volume. In addition, approximately one hundred thousand metric tons of expected shipments were delayed and moved into the second quarter of 2022 due to port congestion, maintenance and equipment failures which lowered our first quarter of 2022 sales volumes.
For the three months ended March 31, 2022, our geographic customer mix was 66% in Europe, 22% in Asia, and 12% in South America. For the three months ended March 31, 2021, our geographic customer mix was 54% in Europe, 26% in Asia and 20% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the three months ended March 31, 2022 were $(3.8) million compared to $6.8 million for the three months ended March 31, 2021. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $10.6 million decrease in other revenues is primarily due to a $13.2 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures offset partially by a $2.6 million increase in gas revenues due to a $2.28, or 86.0%, increase in average gas selling prices. Cost of other revenues for the period was consistent with the prior year period.
Cost of sales (exclusive of items shown separately below) was $135.3 million, or 35.7% of total revenues, for the three months ended March 31, 2022, compared to $154.4 million, or 72.2% of total revenues for the three months ended March 31, 2021. The $19.1 million decrease is primarily driven by a $64.9 million decrease due to a 749 thousand metric ton decrease in met coal sales volumes offset partially by a $45.8 million increase due to higher costs on price sensitive transportation and royalty costs, as well as the impact of inflation. Inflation accounted for an approximate $3.00 per metric ton impact due to increases in the costs of belt structure, roof bolts, cable, magnetite, rock dust and other materials and supplies. While the impact to the current quarter is not considered to be material, the continued rise of inflation may materially impact our results of operations and financial condition in the future.
Depreciation and depletion expenses were $25.8 million, or 6.8% of total revenues, for the three months ended March 31, 2022, compared to $32.9 million, or 15.4% for the three months ended March 31, 2021. The $7.1 million decrease in depreciation and depletion is primarily driven by a 749 thousand metric ton decrease in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $13.9 million, or 3.7% of total revenues, for the three months ended March 31, 2022, compared to $7.6 million, or 3.6% of total revenues, for the three months ended March 31, 2021. The $6.3 million increase in selling, general and administrative expenses for the period is primarily due to the acceleration of stock compensation expense for awards granted to certain employees who qualify as retirement eligible combined with an increase in awards granted and an increase in the grant date fair value of the awards.
Business interruption expenses were $6.7 million for the three months ended March 31, 2022. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.
Idle mine expenses were $3.0 million for the three months ended March 31, 2022. These expenses represent idle expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor.
Interest expense, net was $7.8 million, or 2.1% of total revenues, for the three months ended March 31, 2022, compared to $8.7 million, or 4.1% of total revenues, for the three months ended March 31, 2021. The $0.9 million decrease is primarily driven by a decrease in interest on our outstanding senior secured notes.
Other income of $0.7 million for the three months ended March 31, 2022 represents proceeds received of $0.7 million from the Chapter 11 Cases from Walter Energy, Inc. Other expense for the three months ended March 31, 2021 of $0.1 million represents COVID-19 pandemic related expenses.
For the three months ended March 31, 2022, we recognized income tax expense of $33.5 million, which was principally offset by the utilization of federal NOLs for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. For the three months ended March 31, 2021, we utilized a discrete period method to calculate taxes, as we did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty surrounding the outbreak of COVID-19 and its impact on our annual guidance at that time. The income tax expense of $23.6 million was due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, offset partially by a non-cash net income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $1.3 million of net income tax benefit from the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit, depletion and other adjustments. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels.

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
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and a resolution of negotiations regarding the Company's Collective Bargaining Agreement ("CBA") with the UMWA. There remains significant uncertainty as to the effects of new COVID-19 variants on the global economy, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek.
Our total liquidity as of March 31, 2022 was $556.7 million, consisting of cash and cash equivalents of $434.0 million and $122.7 million available under our ABL Facility. As of March 31, 2022, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2022, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $40.9 million, $17.0 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months. However, we will continue to assess our liquidity needs in light of the ongoing CBA contract negotiations with the UMWA and the ongoing impact of COVID-19.
The Company's principal contractual commitments include repayments of long-term debt and related interest, potential minimum throughput payments associated with our rail and port providers, asset retirement obligation payments, black lung obligation payments, payments on various coal and land leases, payments under financing lease obligations and payments associated with our natural gas swap contracts. Currently, there are no known trends or expected changes anticipated in future periods that would not be indicative of past results for our contractual commitments.
Refer to the respective notes in our audited financial statements for the year ended December 31, 2021 included in our 2021 Annual Report for further information about our credit facilities and long-term debt (Note 13), commitments and contingencies (Note 16), asset retirement obligations (Note 8), black lung obligations (Note 10), lease payment obligations (Note 14), share repurchase programs (Note 17) and derivative instruments (Note 18).
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

Statements of Cash Flows
Cash balances were $434.0 million and $395.8 million at March 31, 2022 and December 31, 2021, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2022	2021
Net cash provided by operating activities	$70,141	$45,222
Net cash used in investing activities	(17,888)	(21,792)
Net cash used in by financing activities	(14,045)	(13,399)
Net increase in cash and cash equivalents	$38,208	$10,031
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
Net cash provided by operating activities was $70.1 million for the three months ended March 31, 2022, and was primarily attributed to net income of $146.2 million adjusted for deferred income tax expense of $33.4 million, depreciation and depletion expense of $25.8 million, mark-to-market loss on gas hedges of $11.7 million, stock based compensation expense of $7.2 million, accretion of asset retirement obligations of $0.9 million, amortization of debt issuance costs and debt discount/premium, net of $0.5 million and an increase in our net working capital of $159.0 million since December 31, 2021. The increase in our working capital was primarily driven by increases in accounts receivable and inventory combined with a decrease in accrued expenses and other current liabilities offset partially by an increase in accounts payable combined with a decrease in other receivables. The increase in trade accounts receivable and accounts payable is primarily driven by the timing of cash receipts and payments. The increase to inventory was due to greater production than sales volume for the current period.
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
Investing Activities
Net cash used in investing activities was $17.9 million and $21.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively, primarily due to purchases of property, plant and equipment and mine development. The current year period also includes net cash acquired in connection with the acquisition of the remaining 50% interest in BWM and BWT.
Financing Activities

Net cash used by financing activities was $14.0 million for the three months ended March 31, 2022, primarily due to principal repayments of capital lease obligations of $7.2 million and the payment of dividends of $3.1 million. Net cash used by financing activities was $13.4 million for the three months ended March 31, 2021, primarily due to principal repayments of capital lease obligations of $8.2 million and the payment of dividends of $2.6 million.

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

As of March 31, 2022, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.

Capital Allocation Policy
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
The Company has paid a regular quarterly cash dividend of $0.05 per share every quarter since the Board adopted the Capital Allocation Policy and beginning in 2022 increased the regular quarterly cash dividend 20% to $0.06 per share. As of March 31, 2022, the Company has paid $53.0 million of regular quarterly cash dividends under the Capital Allocation Policy.
Regular Quarterly Dividend

On February 18, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling $3.1 million, which was paid on March 8, 2022, to stockholders of record as of the close of business on March 1, 2022.

On April 26, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which will be paid on May 13, 2022, to stockholders of record as of the close of business on May 6, 2022.

May 2022 Special Dividend

On May 3, 2022, the Board declared a special quarterly cash dividend of $0.50 per share, to be paid on May 20, 2022, to stockholders of record as of the close of business on May 13, 2022.

ABL Facility

The ABL Facility will mature on December 6, 2026. As of March 31, 2022, no loans were outstanding under the ABL Facility and there were $9.4 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2022, we had $122.7 million of availability under the ABL Facility.
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
Borrowings under the ABL Facility bear interest at a rate equal to either (i) SOFR, plus a credit adjustment spread, ranging currently from approximately 11 bps to 43 bps depending on the interest period selected by us, or (ii) an alternate base rate plus, in each case of the foregoing (i) and (ii), an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. In addition to paying interest on the outstanding borrowings under the ABL Facility, we are required to pay a fee in respect of unutilized commitments, which is based on the availability of the commitments under the ABL Facility, ranging from 25 bps to 37.5 bps. We are also required to pay a fee on amounts available to be drawn under outstanding letters of credit under the ABL Facility at a rate not in excess of 200 bps, and certain administrative fees.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2022, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2022.
Senior Secured Notes
On December 6, 2021, we issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.343% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. We used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of our outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption.

The Notes will accrue interest at a rate of 7.875% per year from December 6, 2021. Interest on the Notes will be payable on June 1 and December 1 of each year, commencing on June 1, 2022. The Notes will mature on December 1, 2028.

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
The costs of our capital expenditures is impacted by inflation. While the impact of inflation on our capital expenditures in the current quarter is not considered to be material, the continued rise of inflation may materially impact the costs of our capital expenditures.
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
Our capital expenditures were $10.5 million and $9.5 million for the three months ended March 31, 2022 and March 31, 2021, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our deferred mine development costs were $9.9 million and $12.3 million for the three months ended March 31, 2022 and March 31, 2021, respectively, and relate to Mine No. 4.
Our guidance for capital expenditures in 2022 consists of sustaining capital spending of approximately $75.0 - $80.0 million, including regulatory and gas requirements, and discretionary capital spending of $90.0 - $95.0 million for the 4 North portal construction, deposits on two new sets of longwall shields and the development of the Blue Creek project for which the Company has budgeted $45.0 million for 2022. The 4 North portal construction is a new development in the north section of Mine No. 4 that includes a new portal, bathhouse, hoist shaft, office building, and warehouse that will shorten the travel distance for our current Mine No. 4 employees. We will continue to evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.

Relaunch of Blue Creek

On May 3, 2022, we announced the relaunch of the development of our Blue Creek mine, a strategic growth project that we expect will deliver significant future returns to stockholders.

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

According to our third party reserve report, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, Blue Creek has 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons. We have the ability to acquire adjacent reserves that would increase total reserves to over 154 million metric tons. We expect that Blue Creek will have a mine life of approximately 50 years assuming a single longwall operation.

Our third-party reserve report also indicates that, once developed, Blue Creek will produce a premium High Vol A met coal that is characterized by low-sulfur and high coke strength after reaction. High Vol A met coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, in the last eighteen months, it has been priced at or slightly above these coals. Warrior expects High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which we expect will continue to support prices. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A met coal.

Since the initial announcement, inflation in steel and other commodity prices, including labor costs have increased the total capital spending requirements of this project. However, during a refresh of the project, the Company has identified production increases of approximately 10% and is able to accelerate the start of longwall production by approximately fifteen months based on design modifications and stronger available liquidity to fund the project.

If we are able to successfully develop Blue Creek, we expect that it will be a transformational investment for us. We expect that the new single longwall mine at Blue Creek will have the capacity to produce an average of 4.4 million metric tons per annum of premium High Vol A met coal over the first ten years of production, thereby increasing our annual production capacity by 60%. This, in turn, would expand our product portfolio to our global customers by allowing us to offer three premium hard coking coals from a single port location. Given these factors, and assuming we achieve expected price realizations, we believe that we will achieve some of the highest premium met coal margins in the United States.

We expect to invest approximately $650.0 to $700.0 million over the next five years to develop Blue Creek with expected spending in 2022 of approximately $45.0 million to begin the project. Based on the current schedule, we expect the first development tons from continuous miner units to occur in the third quarter of 2024 with the longwall scheduled to start up in the second quarter of 2026. Our strong cash flow generation and current available liquidity, as well as the ability to finance $120.0 to $130.0 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek with the goal of maintaining an efficient and low cost capital.

Critical Accounting Policies

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

Our most critical accounting estimates are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management’s historical experience and on various other assumptions that we believe reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our financial statements.

There have been no material changes to the Company's critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Form 10-K.

Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2022, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $40.9 million, $17.0 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2022 and December 31, 2021, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2022, assuming we had $132.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.

Impact of Inflation

While inflation may impact our revenues and cost of sales, we believe the effects of inflation, if any, on our results of operations and financial condition have not been significant. However, there can be no assurance that our results of operations and financial condition will not be materially impacted by inflation in the future.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2022. Based on the evaluation of our disclosure controls and procedures as of March 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2021 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2021 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2021 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the quarter ended March 31, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate dollar value of shares that may yet be purchased under the plans or programs(1)
January 1, 2022 - January 31, 2022
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	1,434	$25.71	—
February 1, 2022 - February 28, 2022
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	119,048	$30.71	—
March 1, 2022 - March 31, 2022
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	617	$38.42	—
Total	121,099		—
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

3.3
Second Certificate of Amendment of the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 26, 2022).

3.4	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.2 to the Registrant’s Current Report on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

4.1
Amendment No. 1 to Rights Agreement dated as of March 4, 2022 between Warrior Met Coal, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 4, 2022).

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

Date: May 5, 2022