Form 10-Q
period 2022-06-30
WARRIOR MET COAL, INC.
filed 2022-08-03
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____________ to _____________
Commission File Number: 001-38061
Warrior Met Coal, Inc.
(Exact name of registrant as specified in its charter)

Delaware	81-0706839
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16243 Highway 216, Brookwood, Alabama	35444
(Address of Principal Executive Offices)	(Zip Code)
(205) 554-6150
(Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $.01 per share	HCC	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share	--	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of August 1, 2022: 51,653,534

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q" or "this report") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with the United Mine Workers of America (the "UMWA"). We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
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
•our ability to comply with covenants in our ABL Facility (as defined below) and the Indenture (as defined below);
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues:
Sales	$623,288	$224,759	$1,005,721	$431,748
Other revenues	1,868	2,681	(1,913)	9,456
Total revenues	625,156	227,440	1,003,808	441,204
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	191,087	152,765	326,428	307,115
Cost of other revenues (exclusive of items shown separately below)	10,663	8,343	17,703	16,138
Depreciation and depletion	30,371	40,151	56,168	73,054
Selling, general and administrative	12,499	11,115	26,428	18,752
Business interruption	6,290	7,020	12,978	7,020
Idle mine	1,715	10,876	4,723	10,876
Total costs and expenses	252,625	230,270	444,428	432,955
Operating income (loss)	372,531	(2,830)	559,380	8,249
Interest expense, net	(7,183)	(8,477)	(15,005)	(17,170)
Other income (expense)	—	—	675	(109)
Income (loss) before income tax expense (benefit)	365,348	(11,307)	545,050	(9,030)
Income tax expense (benefit)	68,356	(6,626)	101,809	17,006
Net income (loss)	$296,992	$(4,681)	$443,241	$(26,036)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$5.75	$(0.09)	$8.59	$(0.51)
Net income (loss) per share—diluted	$5.74	$(0.09)	$8.58	$(0.51)
Weighted average number of shares outstanding—basic	51,646	51,449	51,591	51,362
Weighted average number of shares outstanding—diluted	51,740	51,449	51,678	51,362
Dividends per share:	$0.56	$0.05	$0.62	$0.10
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	June 30, 2022 (Unaudited)	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$644,849	$395,839
Short-term investments	8,512	8,505
Trade accounts receivable	295,003	122,150
Inventories, net	140,418	59,619
Prepaid expenses and other receivables	24,833	41,088
Total current assets	1,113,615	627,201
Mineral interests, net	92,490	93,180
Property, plant and equipment, net	654,645	603,412
Deferred income taxes	24,191	125,276
Other long-term assets	13,978	15,142
Total assets	$1,898,919	$1,464,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,876	$33,829
Accrued expenses	65,033	54,847
Short-term financing lease liabilities	22,770	23,622
Other current liabilities	9,792	9,830
Total current liabilities	144,471	122,128
Long-term debt	340,356	339,806
Asset retirement obligations	69,769	65,536
Long-term financing lease liabilities	18,251	28,434
Other long-term liabilities	35,015	36,324
Total liabilities	607,862	592,228

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 53,875,375 issued and 51,653,534 outstanding as of June 30, 2022; 53,659,643 issued and 51,437,802 outstanding as of December 31, 2021)	537	537
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of June 30, 2022 and December 31, 2021)	(50,576)	(50,576)
Additional paid in capital	263,991	256,059
Retained earnings	1,077,105	665,963
Total stockholders’ equity	1,291,057	871,983
Total liabilities and stockholders’ equity	$1,898,919	$1,464,211
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Common Stock
Balance, beginning of period	$537	$536	$537	$534
Issuance of shares	—	—	—	2
Balance, end of period	537	536	537	536
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	259,561	248,774	256,059	249,746
Stock compensation	4,433	5,415	11,651	6,982
Other	(3)	(267)	(3,719)	(2,806)
Balance, end of period	263,991	253,922	263,991	253,922
Retained Earnings
Balance, beginning of period	809,086	501,569	665,963	525,537
Net income (loss)	296,992	(4,681)	443,241	(26,036)
Dividends declared	(28,973)	(2,616)	(32,099)	(5,229)
Balance, end of period	1,077,105	494,272	1,077,105	494,272
Total Stockholders' Equity	$1,291,057	$698,154	$1,291,057	$698,154
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2022	2021

OPERATING ACTIVITIES
Net income (loss)	$443,241	$(26,036)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	56,168	73,054
Deferred income tax expense	101,875	17,006
Stock based compensation expense	11,651	7,240
Amortization of debt issuance costs and debt discount	1,051	855
Accretion of asset retirement obligations	1,766	1,610
Mark-to-market loss on gas hedges	4,043	—
Changes in operating assets and liabilities:
Trade accounts receivable	(172,853)	18,139
Inventories	(68,945)	33,048
Prepaid expenses and other receivables	10,241	10,495
Accounts payable	(997)	(12,313)
Accrued expenses and other current liabilities	6,761	(16,175)
Other	5,724	6,977
Net cash provided by operating activities	399,726	113,900
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(78,702)	(23,651)
Deferred mine development costs	(21,129)	(13,462)
Acquisition of leased mineral rights	(3,500)	—
Acquisition of Black Warrior Methane and Black Warrior Transmission, net of $2.8 million cash acquired	2,533	—
Proceeds from sale of property, plant and equipment	—	192
Net cash used in investing activities	(100,798)	(36,921)
FINANCING ACTIVITIES
Dividends paid	(32,099)	(5,229)
Principal repayments of finance lease obligations	(14,100)	(13,984)
Other	(3,719)	(2,806)
Net cash used in financing activities	(49,918)	(22,019)
Net increase in cash and cash equivalents	249,010	54,960
Cash and cash equivalents at beginning of period	395,839	211,916
Cash and cash equivalents at end of period	$644,849	$266,876
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
Note 1. Business and Basis of Presentation
Description of the Business
Warrior Met Coal, Inc. (the "Company") is a U.S.-based environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company is a large-scale, low-cost producer and exporter of premium met coal, also known as hard-coking coal ("HCC"), operating highly efficient longwall operations in its underground mines based in Alabama. The HCC that the Company produces from the Blue Creek coal seam contains very low sulfur, has strong coking properties and is of a similar quality to coal referred to as premium HCC produced in Australia. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements for the year ended December 31, 2021 included in the 2021 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement contract with the UMWA expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $1.7 million and $4.7 million, for the three and six months ended June 30, 2022 and $10.9 million for the three and six months ended June 30, 2021, respectively. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company has also incurred business interruption expenses of approximately $6.3 million and $13.0 million, for the three and six months ended June 30, 2022 and $7.0 million for the three and six months ended June 30, 2021, respectively, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations.
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
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2021 Annual Report, except for changes related to new accounting pronouncements described in "New Accounting Pronouncements."

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
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
As of June 30, 2022 and December 31, 2021, short-term investments consisted of $8.5 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
Revenue Recognition
    Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods has been transferred to its customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile, Alabama. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales which is included in all other revenues, as disclosed in Note 13.
Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three and six months ended June 30, 2022, XCoal accounted for approximately $128.0 million, or 20.3% of total sales, and $211.5 million, or 20.8% of total sales, respectively. During the three and six months ended June 30, 2021, XCoal accounted for approximately $141.8 million, or 63.1% of total sales, and $248.1 million, or 57.3% of total sales, respectively.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current met coal and steel market environments. As of June 30, 2022 and December 31, 2021, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
New Accounting Pronouncements
In November 2021, the Financial Accounting Standards Board ("FASB") issued ASU 2021-10, “Disclosures by Business Entities about Government Assistance,” which requires business entities to make annual disclosures about transactions with a government accounted for by analogizing to a grant or contribution accounting model. The required annual disclosures

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
include the nature of the transaction, the related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, and any significant terms and conditions. The ASU is effective for fiscal years beginning after December 15, 2021. The adoption of this ASU is not expected to have a material impact to the Company's results of operations, financial condition, cash flows or financial statement presentation.
Note 3. Inventories, net
Inventories, net summarized as of June 30, 2022 and December 31, 2021 are as follows (in thousands):

	June 30, 2022	December 31, 2021
Coal	$96,311	$24,185
Raw materials, parts, supplies and other, net	44,107	35,434
Total inventories, net	$140,418	$59,619
Note 4. Income Taxes
For the three and six months ended June 30, 2022, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and six months ended June 30, 2022, the Company had income tax expense of $68.4 million and $101.8 million, respectively.
For the three and six months ended June 30, 2021, the Company utilized a discrete period method to calculate taxes, as it did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty at the time surrounding the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and its impact on the Company's annual guidance. For the three and six months ended June 30, 2021, the Company had an income tax benefit of $6.6 million and an income tax expense of $17.0 million, respectively. The income tax benefit of $6.6 million was primarily due to a pre-tax operating loss combined with the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit ("Section 45I Credit"). The Section 45I Credit is a production-based tax credit that provides a credit for qualified natural gas production. The $17.0 million of income tax expense for the six months ended June 30, 2021 was primarily due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance offset partially by a net non-cash income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $7.9 million of net income tax benefit from the Section 45I Credit, depletion and other adjustments.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	June 30, 2022	December 31, 2021	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$350,000	$350,000	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount/premium, net	$(9,644)	$(10,194)
Total debt	340,356	339,806
Less: current debt	—	—
Total long-term debt	$340,356	$339,806
(1) Borrowings under the ABL Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") ranging from 1.5% to 2.0%, plus a credit adjustment spread, ranging currently from 0.11448% to 0.42826%, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging from 0.5% to 1.0%.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
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
ABL Facility
On December 6, 2021, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent (in such capacity, the "Agent"), which amends and restates in its entirety the then existing Amended and Restated Asset-Based Revolving Credit Agreement (as amended, the “ABL Facility”). The Second Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the ABL Facility to December 6, 2026; (ii) changed the calculation of the interest rate payable on borrowings from being based on a London Inter-Bank Offered Rate to be based on a SOFR, with corresponding changes to the applicable interest rate margins with respect to such borrowings, (iii) amended certain definitions related to the calculation of the borrowing base; (iv) increased the commitments that may be used to issue letters of credit to $65.0 million; and (v) amended certain baskets contained in the covenants to conform to the baskets contained in the indenture governing the Notes (the "Indenture"). The Second Amended and Restated Credit Agreement also allows the Company to borrow up to $132.0 million through October 13, 2023, decreasing to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.
As of June 30, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At June 30, 2022, the Company had $123.3 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit outstanding at such time).
Note 6. Other Long-Term Liabilities
Other long-term liabilities are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Black lung obligations	$34,515	$34,482
Other	500	1,842
Total other long-term liabilities	$35,015	$36,324

Note 7. Leases
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	December 31, 2021
Finance lease right-of-use assets, net(1)	$69,789	$75,692
Finance lease liabilities
Current	22,770	23,622
Noncurrent	18,251	28,434
Total finance lease liabilities	$41,021	$52,056

Weighted average remaining lease term - finance leases (in months)	30.2	35.1
Weighted average discount rate - finance leases(2)	5.99%	6.11%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $25.0 million and $17.7 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of June 30, 2022 and the Balance Sheets as of December 31, 2021, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Operating lease cost(1):	$12,582	$1,600	$18,572	$2,790
Finance lease cost:
Amortization of leased assets	2,690	2,708	7,311	6,833
Interest on lease liabilities	913	1,122	1,793	1,916
Net lease cost	$16,185	$5,430	$27,676	$11,539
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of June 30, 2022 were as follows (in thousands):

Finance Leases(1)
2022	10,197
2023	24,427
2024	7,357
2025	2,055
2026	207
Thereafter	—
Total	44,243
Less: amount representing interest	(3,222)
Present value of lease liabilities	$41,021
(1) Finance lease payments include $3.9 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the six months ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,793	$1,916
Financing cash flows from finance leases	$14,100	$13,984
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$914	$41,889
As of June 30, 2022, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $3.9 million. These finance leases will commence during fiscal year 2022 and 2023 with lease terms of one to two years.
Note 8. Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$296,992	$(4,681)	$443,241	$(26,036)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	51,646	51,449	51,591	51,362
Dilutive restrictive stock awards(1)	94	—	87	—
Weighted-average shares used to compute net income (loss) per share—diluted	51,740	51,449	51,678	51,362
Net income (loss) per share—basic	$5.75	$(0.09)	$8.59	$(0.51)
Net income (loss) per share—diluted	$5.74	$(0.09)	$8.58	$(0.51)
(1) In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share. Therefore, the effect of dilutive securities is zero for such periods.
Note 9. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2022 and December 31, 2021, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of its businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2022 and December 31, 2021, there were no items accrued for miscellaneous litigation.
On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia. As a result of the Company’s acquisition of certain core operating assets of Walter Energy during the Chapter 11 Cases, in the first quarter of 2022 the Company received $0.7 million, from the Chapter 11 Cases which is reflected as other income (expense) in the Condensed Statement of Operations for the six months ended June 30, 2022. The Company received no payments for the three and six months ended June 30, 2021 from the Chapter 11 Cases.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2022 and December 31, 2021, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $48.7 million and $73.9 million for the three and six months ended June 30, 2022, respectively, and $15.7 million and $28.4 million for the three and six months ended June 30, 2021, respectively.
Note 10. Stockholders' Equity
Common Shares
The Company is authorized to issue up to 140,000,000 common shares, $0.01 par value per share. Holders of common shares are entitled to receive dividends when authorized by the Company's Board of Directors (the "Board").
Stock Repurchase Program
On March 26, 2019, the Board approved the Company's second stock repurchase program (the “Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of approximately $70.0 million of the Company's outstanding common stock. The Company fully exhausted its previous stock repurchase program of $40.0 million of its outstanding common stock. The Stock Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. The Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
As of June 30, 2022 and December 31, 2021, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.
Dividends
The Company declared the following dividends on common shares during the six months ended June 30, 2022:

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.06	$3.1	Quarterly	February 18, 2022	March 3, 2022	March 10, 2022
$0.06	$3.1	Quarterly	April 26, 2022	May 6, 2022	May 13, 2022
$0.50	$25.8	Special	May 3, 2022	May 13, 2022	May 20, 2022
$0.06	$—	Quarterly	August 1, 2022	August 11, 2022	August 18, 2022
$0.80	$—	Special	August 1, 2022	August 22, 2022	August 29, 2022
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 11. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2022, the Company had no natural gas swap contracts outstanding, as all swap contracts scheduled to mature in early 2023, were settled during the quarter ended June 30, 2022. As of December 31, 2021, the Company had 6,100,000 metric million British thermal unit natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized a loss of $14.5 million and $27.7 million, related to natural gas swap contracts for the three and six months ended June 30, 2022, respectively. For the three and six months ended June 30, 2021, the Company recognized a loss of $3.3 million and $2.8 million, respectively related to natural gas swap contracts. The Company records all derivative instruments at fair value and had no asset or liability recorded as of June 30, 2022 and had an asset of $4.0 million as of December 31, 2021 in prepaid expenses and other in the accompanying Condensed Balance Sheets.
Note 12. Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

Fair Value Measurements as of June 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets/Liabilities:
Natural gas swap contracts	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$4,043	$—	$4,043

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of June 30, 2022 or December 31, 2021. During the six months ended June 30, 2022, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the six months ended June 30, 2022.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt — The Company's outstanding debt is carried at cost. As of June 30, 2022, there were no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of December 31, 2021, the Company had no borrowings outstanding under the ABL Facility, with $83.2 million available, net of outstanding letters of credit of $9.4 million. As of June 30, 2022 and December 31, 2021, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $331.2 million and $359.6 million, respectively.
Note 13. Segment Information
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
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest expense, and income tax expense or benefit by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Revenues
Mining	$623,288	$224,759	$1,005,721	$431,748
All other	1,868	2,681	(1,913)	9,456
Total revenues	$625,156	$227,440	$1,003,808	$441,204

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2022 (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Capital Expenditures
Mining	$59,735	$13,873	$66,890	$22,492
All other	8,439	299	11,812	1,159
Total capital expenditures	$68,174	$14,172	$78,702	$23,651
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, other income (expense), interest expense, net, income tax (expense) benefit, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$432,201	$71,994	$679,293	$124,633
Other revenues	1,868	2,681	(1,913)	9,456
Cost of other revenues	(10,663)	(8,343)	(17,703)	(16,138)
Depreciation and depletion	(30,371)	(40,151)	(56,168)	(73,054)
Selling, general and administrative	(12,499)	(11,115)	(26,428)	(18,752)
Business interruption	(6,290)	(7,020)	(12,978)	(7,020)
Idle mine	(1,715)	(10,876)	(4,723)	(10,876)
Other income (expense)	—	—	675	(109)
Interest expense, net	(7,183)	(8,477)	(15,005)	(17,170)
Income tax (expense) benefit	(68,356)	6,626	(101,809)	(17,006)
Net income (loss)	$296,992	$(4,681)	$443,241	$(26,036)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2022 and June 30, 2021. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
In February 2022, the war in Ukraine pushed seaborne met coal export prices to record levels. After the invasion began, spot cargo requests for Australian met coals could not be filled. The U.S., Canada and Indonesia were also not able to step up at short notice. These supply shortages combined with the urgent purchases of non-Russian coal against a backdrop of mounting sanctions, trade finance problems and seaborne logistical constraints pushed the Queensland PLV HCC index price to over $660.00 per metric ton by mid-March. Soon after the large spike in prices, panic subsided and prices fell $120.00 per metric ton in just over a few days as buyers refused to pay the exorbitant prices while others took a wait and see approach for lower pricing. Queensland PLV HCC index prices remained strong in April and May 2022 but prices declined significantly over the month of June with an influx of supply and declining global steel demand.
U.S. inflation surged to a new four decade record high of 9.1% in July 2022, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from COVID-19, powered in part by low interest rates and government stimulus to counter the pandemic's impact. We expect COVID-19 to continue to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. In 2022, we expect inflation to have a larger negative impact on our profitability, as we expect increases in steel prices, freight rates, labor and other materials and supplies. These increases affect, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The Chinese ban on Australian coal, the ongoing war in Ukraine, additional sanctions against Russia and a broader economic weakening as inflation rises and stimulus falls are all likely to continue to impact the global met coal market and impact our business, financial condition or results of operations.
Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the United Mine Workers of America (the "UMWA") expired on April 1, 2021, and the UMWA initiated a strike which continues through today. We continue to negotiate in good faith to reach a new union contract. During the strike, we continue to successfully execute our business continuity plans, allowing us to meet the needs of our valued customers. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expenses of $1.7 million and $4.7 million, for the three and six months ended June 30, 2022, respectively, and $10.9 million for the three and six months ended June 30, 2021, respectively. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. We have also incurred business interruption expenses of approximately $6.3 million and $13.0 million, for the three and six months ended June 30, 2022, respectively, and $7.0 million for the three and six months ended June 30, 2021, respectively, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. Despite incurring costs associated with the strike, we have been able to manage our working capital and spending to deliver strong results in the current markets. While we have business continuity plans in place, the strike may still cause disruption to production and shipping activities, and our plans may vary significantly from quarter to quarter in 2022.
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
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) Segment Adjusted EBITDA (as defined below), a non-GAAP financial measure; (ii) sales volumes and average selling price, which drive coal sales revenue; (iii) cash cost of sales, a non-GAAP financial measure; and (iv) Adjusted EBITDA, a non-GAAP financial measure. The following table presents supplementary data on a historical basis for each of the periods indicated.

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2022	2021	2022	2021

Segment Adjusted EBITDA	$432,201	$71,994	$679,293	$124,633
Metric tons sold	1,400	1,653	2,422	3,424
Metric tons produced	1,512	1,084	2,907	3,054
Average selling price per metric ton	$445.21	$135.97	$415.21	$126.09
Cash cost of sales per metric ton	$135.60	$91.82	$133.85	$89.16
Adjusted EBITDA	$431,245	$65,214	$675,068	$111,881
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, net interest expense, income tax (expense) benefit, other income (expense) and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
Our average net selling price per metric ton represents our coal net sales revenue divided by total metric tons of coal sold. In addition, our average net selling price per metric ton is net of demurrage and quality specification adjustments.
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

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021

Cost of sales (exclusive of depreciation and depletion)	$191,087	$152,765	$326,428	$307,115
Asset retirement obligation accretion	(494)	(432)	(987)	(865)
Stock compensation expense	(752)	(560)	(1,227)	(982)
Cash cost of sales	$189,841	$151,773	$324,214	$305,268
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income taxes, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market loss on gas hedges, business interruption, idle mine and other (income) expense. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended June 30,		For the six months ended June 30,
	2022	2021	2022	2021
Net income (loss)	296,992	$(4,681)	$443,241	$(26,036)
Interest expense, net	7,183	8,477	15,005	17,170
Income tax expense (benefit)	68,356	(6,626)	101,809	17,006
Depreciation and depletion	30,371	40,151	56,168	73,054
Asset retirement obligation accretion (1)	899	805	1,766	1,610
Stock compensation expense (2)	4,433	5,544	11,651	7,240
Other non-cash accretion (3)	463	360	694	721
Mark-to-market loss on gas hedges (4)	14,543	3,288	27,708	2,818
Business interruption (5)	6,290	7,020	12,978	7,020
Idle mine costs (6)	1,715	10,876	4,723	10,876
Other (income) expense (7)	—	—	(675)	402
Adjusted EBITDA	$431,245	$65,214	$675,068	$111,881
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents mark-to-market loss recognized on gas hedges.
(5)Represents business interruption expenses associated with the ongoing UMWA strike.
(6)Represents idle mine expenses incurred in connection with reduced operations at Mine No. 4 and Mine No. 7.
(7)Represents proceeds received from the Chapter 11 Cases from Walter Energy, Inc. ("Walter Energy"), and COVID-19 pandemic related expenses.
Results of Operations
Three Months Ended June 30, 2022 and 2021
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended June 30,
($ in thousands)	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$623,288	99.7%	$224,759	98.8%
Other revenues	1,868	0.3%	2,681	1.2%
Total revenues	625,156	100.0%	227,440	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	191,087	30.6%	152,765	67.2%
Cost of other revenues (exclusive of items shown separately below)	10,663	1.7%	8,343	3.7%
Depreciation and depletion	30,371	4.9%	40,151	17.7%
Selling, general and administrative	12,499	2.0%	11,115	4.9%
Business interruption	6,290	1.0%	7,020	3.1%
Idle mine	1,715	0.3%	10,876	4.8%
Total costs and expenses	252,625	40.4%	230,270	101.2%
Operating income (loss)	372,531	59.6%	(2,830)	(1.2)%
Interest expense, net	(7,183)	(1.1)%	(8,477)	(3.7)%
Income (loss) before income tax expense (benefit)	365,348	58.4%	(11,307)	(5.0)%
Income tax expense (benefit)	68,356	10.9%	(6,626)	(2.9)%
Net income (loss)	$296,992	47.5%	$(4,681)	(2.1)%

Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended June 30,
	2022	2021
Met Coal (metric tons in thousands)
Metric tons sold	1,400	1,653
Metric tons produced	1,512	1,084
Average selling price per metric ton	$445.21	$135.97
Cash cost of sales per metric ton	$135.60	$91.82
We produced 1.5 million metric tons of met coal for the three months ended June 30, 2022 compared to 1.1 million metric tons for the three months ended June 30, 2021. The tons produced in the second quarter of 2022 resulted from us running both longwalls and five continuous miner units at Mine No. 7 and the longwall and three continuous miner units at Mine No. 4.
Sales for the three months ended June 30, 2022 were $623.3 million compared to $224.8 million for the three months ended June 30, 2021. The $398.5 million increase in sales was primarily driven by a $432.9 million increase in sales related to a $309.24 per metric ton increase in the average selling price per metric ton of met coal offset partially by a $34.4 million decrease in sales due to a 253 thousand metric ton decrease in met coal sales volume. The decrease in met coal sales volumes is primarily due to shipment delays resulting from port maintenance, lack of railcar availability and port congestion in the three months ended June 30, 2022.
For the three months ended June 30, 2022, our geographic customer mix was 62% in Europe, 20% in Asia, and 18% in South America. For the three months ended June 30, 2021, our geographic customer mix was 63% in Asia, 31% in Europe and 6% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended June 30, 2022 were $1.9 million compared to $2.7 million for the three months ended June 30, 2021. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $0.8 million decrease in other revenues is primarily due to an increase of $11.3 million on the loss recognized on the fair value adjustments related to our natural gas swap contracts due to an increase in natural gas futures offset partially by a $8.1 million increase in natural gas revenues due to an approximate $4.38, or 157.8%, increase in average natural gas selling prices combined with a $2.4 million increase primarily due to an increase in earned royalty revenue.
Cost of sales (exclusive of items shown separately below) was $191.1 million, or 30.6% of total revenues, for the three months ended June 30, 2022, compared to $152.8 million, or 67.2% of total revenues for the three months ended June 30, 2021. The $38.3 million increase is primarily driven by a $61.3 million increase due to higher costs on price sensitive transportation and royalty costs, combined with the impact of inflation offset partially by a $23.2 million decrease due to a 253 thousand metric ton decrease in met coal sales volumes. Inflation accounted for approximately $4.00 per metric ton impact due to increases in the costs of diesel, fluids, belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on repair and rebuilds.
Depreciation and depletion expenses were $30.4 million, or 4.9% of total revenues, for the three months ended June 30, 2022, compared to $40.2 million, or 17.7% for the three months ended June 30, 2021. The $9.8 million decrease in depreciation and depletion is primarily driven by a 253 thousand metric ton decrease in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold combined with the immediate recognition in the prior year of $5.1 million in depreciation expense that would have normally been capitalized into coal inventory but was not due to the idled status of Mine No. 4.
Selling, general and administrative expenses were $12.5 million, or 2.0% of total revenues, for the three months ended June 30, 2022, compared to $11.1 million, or 4.9% of total revenues, for the three months ended June 30, 2021. The $1.4 million increase in selling, general and administrative expenses for the period is primarily due to an increase in employee related expenses.
Business interruption expenses were $6.3 million and $7.0 million for the three months ended June 30, 2022 and 2021, respectively. These expenses remained relatively consistent with the prior period and represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.

Idle mine expenses were $1.7 million and $10.9 million for the three months ended June 30, 2022 and 2021, respectively. These expenses represent idle expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor. The $9.2 million decrease in idle mine expenses for the period is primarily due to an increase in production of 428 thousand metric tons due to the restart of operations at Mine No. 4 and increased production from Mine No. 7.
Interest expense, net was $7.2 million, or 1.1% of total revenues, for the three months ended June 30, 2022, compared to $8.5 million, or 3.7% of total revenues, for the three months ended June 30, 2021. The $1.3 million decrease is primarily driven by a decrease in interest on our outstanding senior secured notes.
For the three months ended June 30, 2022, we recognized income tax expense of $68.4 million, which was principally offset by the utilization of federal net operating loss carryforwards ("NOLs") for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. For the three months ended June 30, 2021, we utilized a discrete period method to calculate taxes, as we did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty surrounding the outbreak of COVID-19 and its impact on our annual guidance at that time. The income tax benefit of $6.6 million was primarily due to a pre-tax operating loss combined with the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit ("Section 45I Credit"). The Section 45I Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels.
Six Months Ended June 30, 2022 and 2021
The following table summarizes certain unaudited financial information for these periods.

	For the six months ended June 30,
($ in thousands)	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$1,005,721	100.2%	$431,748	97.9%
Other revenues	(1,913)	(0.2)%	9,456	2.1%
Total revenues	1,003,808	100.0%	441,204	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	326,428	32.5%	307,115	69.6%
Cost of other revenues (exclusive of items shown separately below)	17,703	1.8%	16,138	3.7%
Depreciation and depletion	56,168	5.6%	73,054	16.6%
Selling, general and administrative	26,428	2.6%	18,752	4.3%
Business interruption	12,978	1.3%	7,020	1.6%
Idle mine	4,723	0.5%	10,876	2.5%
Total costs and expenses	444,428	44.3%	432,955	98.3%
Operating income	559,380	55.7%	8,249	1.9%
Interest expense, net	(15,005)	(1.5)%	(17,170)	(3.9)%
Other income (expense)	675	0.1%	(109)	—%
Income (loss) before income tax expense (benefit)	545,050	54.3%	(9,030)	(2.0)%
Income tax expense (benefit)	101,809	10.1%	17,006	3.9%
Net income (loss)	$443,241	44.2%	$(26,036)	(5.9)%

Sales and cost of sales components on a per unit basis were as follows:

	For the six months ended June 30,
	2022	2021
Met Coal (metric tons in thousands)
Metric tons sold	2,422	3,424
Metric tons produced	2,907	3,054
Average selling price per metric ton	$415.21	$126.09
Cash cost of sales per metric ton	$133.85	$89.16
We produced 2.9 million metric tons of met coal for the six months ended June 30, 2022 compared to 3.1 million metric tons for the six months ended June 30, 2021.
Sales for the six months ended June 30, 2022 were $1,005.7 million compared to $431.7 million for the six months ended June 30, 2021. The $574.0 million increase in sales was primarily driven by a $700.2 million increase in sales related to a $289.12 increase in the average selling price per metric ton of met coal offset partially by $126.3 million decrease in sales due to a 1.0 million metric ton decrease in met coal sales volume. The decrease in met coal sales volumes is primarily due to shipment delays resulting from port maintenance, lack of railcar availability and port congestion in the six months ended June 30, 2022.
For the six months ended June 30, 2022, our geographic customer mix was 63% in Europe, 21% in Asia, and 16% in South America. For the six months ended June 30, 2021, our geographic customer mix was 59% in Asia, 31% in Europe and 10% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the six months ended June 30, 2022 were $(1.9) million compared to $9.5 million for the six months ended June 30, 2021. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $11.4 million decrease in other revenues is primarily due to an increase of $24.9 million on the loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures offset partially by a $10.5 million increase in gas revenues do to an approximate $3.35, or 123.5%, increase in average gas selling prices combined with a $3.0 million increase primarily due to an increase in earned royalty revenue.
Cost of sales (exclusive of items shown separately below) was $326.4 million, or 32.5% of total revenues, for the six months ended June 30, 2022, compared to $307.1 million, or 69.6% of total revenues for the six months ended June 30, 2021. The $19.3 million increase is primarily driven by a $108.4 million increase due to higher costs on price sensitive transportation and royalty costs, as well as the impact of inflation, offset partially by a $89.2 million decrease due to a 1.0 million metric ton decrease in met coal sales volumes. Inflation accounted for approximately $4.00 per metric ton impact due to increases in the costs of diesel, fluids, belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on repair and rebuilds. While the impact to the current year is not considered to be material, the continued rise of inflation may materially impact our results of operations and financial condition in the future.
Depreciation and depletion expenses were $56.2 million, or 5.6% of total revenues, for the six months ended June 30, 2022, compared to $73.1 million, or 16.6% for the six months ended June 30, 2021. The $16.9 million decrease in depreciation and depletion is primarily driven by a 1.0 million metric ton decrease in met coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold combined with the immediate recognition in the prior year of $5.1 million in depreciation expense that would have normally been capitalized into coal inventory but was not due to the idled status of Mine No. 4.
Selling, general and administrative expenses were $26.4 million, or 2.6% of total revenues, for the six months ended June 30, 2022, compared to $18.8 million, or 4.3% of total revenues, for the six months ended June 30, 2021. The $7.6 million increase in selling, general and administrative expenses for the period is primarily due to an increase in awards granted and an increase in the grant date fair value of the awards.
Business interruption expenses were $13.0 million and $7.0 million for the six months ended June 30, 2022 and 2021, respectively. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. The $6.0 million increase in business interruption expenses is primarily due to the current period including six months of related expenses compared to the prior year only including three months due to the strike beginning on April 1, 2021.
Idle mine expenses were $4.7 million and $10.9 million for the six months ended June 30, 2022 and 2021, respectively. These expenses represent idle expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor. The $6.2 million decrease in idle mine expenses is primarily due to Mine No. 4 being operational for the full six months ended June 30, 2022 versus Mine No. 4 being idled upon expiration of the CBA on April 1, 2021 in the prior year.
Interest expense, net was $15.0 million, or 1.5% of total revenues, for the six months ended June 30, 2022, compared to $17.2 million, or 3.9% of total revenues, for the six months ended June 30, 2021. The $2.2 million decrease is primarily driven by a decrease in interest on our outstanding senior secured notes.
Other income of $0.7 million for the six months ended June 30, 2022 represents proceeds received from the Chapter 11 Cases from Walter Energy. Other expense for the six months ended June 30, 2021 of $0.1 million represents COVID-19 pandemic related expenses.
For the six months ended June 30, 2022, we recognized income tax expense of $101.8 million, which was principally offset by the utilization of federal NOLs for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. For the six months ended June 30, 2021, we utilized a discrete period method to calculate taxes, as we did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty surrounding the CBA contract negotiations with the UMWA and COVID-19 and its impact on our guidance at the time. The income tax expense of $17.0 million for the six months ended June 30, 2021 was due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, offset partially by a non-cash net income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $7.9 million of net income tax benefit from the Section 45I Credit, depletion and other adjustments.
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
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and a resolution of negotiations regarding the Company's CBA. There remains significant uncertainty as to the effects of new COVID-19 variants on the global economy, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek.
Our total liquidity as of June 30, 2022 was $768.1 million, consisting of cash and cash equivalents of $644.8 million and $123.3 million available under our ABL Facility. As of June 30, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, we were insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. Beginning on June 1, 2018 through May 31, 2020, we had a deductible policy where we are responsible for the first $0.5 million for each black lung claim. Since June 1, 2020, we have a deductible policy where we are responsible for the first $1.0 million for each black lung claim.
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor ("DOL") required us to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. We received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received a letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. We received another letter from the DOL on July 12, 2022 that based on their review of our arguments and submissions, requested us to increase our collateral to $28.0 million in order to remain self-insured for the legacy Walter Energy black lung liabilities. We are currently reviewing their proposal.
As of June 30, 2022 and December 31, 2021, we had $17.0 million of surety bonds, which is collateralized by $8.5 million of short-term investments. There were also $2.3 million and $2.6 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Condensed Balance Sheets as of June 30, 2022 and December 31, 2021, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $37.1 million as of June 30, 2022 and December 31, 2021, of which $2.6 million is classified in other current liabilities and the remainder of $34.5 million is shown as a long-term liability in a separate line item in the Condensed Balance Sheets.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2022, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $41.8 million, $18.6 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
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
Our principal contractual commitments include repayments of long-term debt and related interest, potential minimum throughput payments associated with our rail and port providers, asset retirement obligation payments, black lung obligation payments, payments on various coal and land leases, payments under financing lease obligations and payments associated with our natural gas swap contracts. Currently, there are no known trends or expected changes anticipated in future periods that would not be indicative of past results for our contractual commitments.
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

Statements of Cash Flows
Cash balances were $644.8 million and $395.8 million at June 30, 2022 and December 31, 2021, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2022	2021
Net cash provided by operating activities	$399,726	$113,900
Net cash used in investing activities	(100,798)	(36,921)
Net cash used in by financing activities	(49,918)	(22,019)
Net increase in cash and cash equivalents	$249,010	$54,960
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
Net cash provided by operating activities was $399.7 million for the six months ended June 30, 2022, and was primarily attributed to net income of $443.2 million adjusted for deferred income tax expense of $101.9 million, depreciation and depletion expense of $56.2 million, stock based compensation expense of $11.7 million, mark-to-market loss on gas hedges of $4.0 million, accretion of asset retirement obligations of $1.8 million, amortization of debt issuance costs and debt discount of $1.1 million and an increase in our net working capital of $225.8 million since December 31, 2021. The increase in our working capital was primarily driven by increases in accounts receivable and inventory offset partially by a decrease in prepaid expenses and other receivables and an increase in accrued expenses. The increase in trade accounts receivable reflects higher sales prices and the timing of sales and the increase in inventories is due to greater production than sales volumes and shipment delays. The decrease in prepaid insurance and other receivables is driven by the timing of insurance renewals.
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
Investing Activities
Net cash used in investing activities was $100.8 million and $36.9 million for the six months ended June 30, 2022 and June 30, 2021, respectively, primarily due to purchases of property, plant and equipment and mine development. The current period also includes $3.5 million cash used in connection with the acquisition of leased mineral rights and $2.5 million net cash acquired in connection with the acquisition of the remaining 50% interest in BWM and BWT.
Financing Activities
Net cash used in financing activities was $49.9 million for the six months ended June 30, 2022, primarily due to the payment of dividends of $32.1 million and principal repayments of finance lease obligations of $14.1 million.
Net cash used in financing activities was $22.0 million for the six months ended June 30, 2021, primarily due to principal repayments of finance lease obligations of $14.0 million and the payment of dividends of $5.2 million.

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
Under the Stock Repurchase Program, we may repurchase shares of our common stock from time to time, in amounts, at prices and at such times as we deem appropriate, subject to market and industry conditions, share price, regulatory requirements as determined from time to time by us and other considerations. Our repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture governing the Notes (the "Indenture"). We intend to fund repurchases under the Stock Repurchase Program from cash on hand and/or other sources of liquidity.
As of June 30, 2022, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $58.8 million of share repurchases authorized under the Stock Repurchase Program.
Capital Allocation Policy
On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. The Capital Allocation Policy states the following: In addition to the regular quarterly dividend and to the extent that we generate excess cash that is beyond the then-current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities.
In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. On May 3, 2022, we provided an update on our capital allocation strategy. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to develop Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock buybacks when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.
During the six months ended June 30, 2022, we have paid $32.1 million of regular quarterly and special cash dividends under the Capital Allocation Policy.
Regular Quarterly Dividend
On February 18, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling $3.1 million, which was paid on March 10, 2022, to stockholders of record as of the close of business on March 3, 2022.
On April 26, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which was paid on May 13, 2022, to stockholders of record as of the close of business on May 6, 2022.
On August 1, 2022 the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which will be paid on August 18, 2022 to stockholders of record as of the close of business on August 11, 2022.
Special Dividend
On May 3, 2022, the Board declared a special quarterly cash dividend of $0.50 per share, totaling approximately $25.8 million, which was paid on May 20, 2022, to stockholders of record as of the close of business on May 13, 2022.
On August 1, 2022, the Board declared a special quarterly cash dividend of $0.80 per share, totaling approximately $41.9 million, which will be paid on August 29, 2022 to stockholders of record as of the close of business on August 22, 2022.

ABL Facility
The ABL Facility will mature on December 6, 2026. As of June 30, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At June 30, 2022, we had $123.3 million of availability under the ABL Facility.
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
Borrowings under the ABL Facility bear interest at a rate equal to either (i) the Secured Overnight Financing Rate ("SOFR"), plus a credit adjustment spread, ranging currently from approximately 11 bps to 43 bps depending on the interest period selected by us, or (ii) an alternate base rate plus, in each case of the foregoing (i) and (ii), an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. In addition to paying interest on the outstanding borrowings under the ABL Facility, we are required to pay a fee in respect of unutilized commitments, which is based on the availability of the commitments under the ABL Facility, ranging from 25 bps to 38 bps. We are also required to pay a fee on amounts available to be drawn under outstanding letters of credit under the ABL Facility at a rate not in excess of 200 bps, and certain administrative fees.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2022, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2022.
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
Capital Expenditures
Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. The cost of our capital expenditures are also impacted by inflation and any prolonged inflation could result in higher costs and decreased margins and earnings. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines and the development of the high-quality met coal recoverable reserves at Blue Creek could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.

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
Our capital expenditures were $78.7 million and $23.7 million for the six months ended June 30, 2022 and June 30, 2021, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our capital expenditures in the current year include approximately $0.1 million of capitalized interest. Our deferred mine development costs were $21.1 million and $13.5 million for the six months ended June 30, 2022 and June 30, 2021, respectively, and relate to Mine No. 4 and the development of Blue Creek.
Our guidance for capital expenditures in 2022 consists of sustaining capital spending of approximately $75.0 - $80.0 million, including regulatory and gas requirements, and discretionary capital spending of $110.0 - $120.0 million for the 4 North portal construction, deposits on two new sets of longwall shields and the development of the Blue Creek project for which we have budgeted $45.0 million for 2022. The 4 North portal construction is a new development in the north section of Mine No. 4 that includes a new portal, bathhouse, hoist shaft, office building, and warehouse that will shorten the travel distance for our current Mine No. 4 employees. We will continue to evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
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
According to our third-party reserve report, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, Blue Creek has 63.3 million metric tons of recoverable reserves and 44.9 million metric tons of coal resources exclusive of reserves, which total 108.2 million metric tons. We have the ability to acquire adjacent reserves that would increase total reserves to over 154 million metric tons. We expect that Blue Creek will have a mine life of approximately 50 years assuming a single longwall operation.
Our third-party reserve report also indicates that, once developed, Blue Creek will produce a premium High Vol A met coal that is characterized by low-sulfur and high coke strength after reaction. High Vol A met coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, recently, it has been priced at or slightly above these coals. Warrior expects High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which we expect will continue to support prices. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A met coal.
Since the initial announcement, inflation in steel and other commodity prices, including labor costs have increased the total capital spending requirements of this project. However, during a refresh of the project, we have identified production increases of approximately 10% and is able to accelerate the start of longwall production by approximately fifteen months based on design modifications and stronger available liquidity to fund the project.
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
We expect to invest approximately $650.0 to $700.0 million over the next five years to develop Blue Creek with expected spending in 2022 of approximately $45.0 million to begin the project. Based on the current schedule, we expect the first development tons from continuous miner units to occur in the third quarter of 2024 with the longwall scheduled to start up in the second quarter of 2026. Our strong cash flow generation and current available liquidity, as well as the ability to finance $120.0 to $130.0 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek with the goal of maintaining an efficient and low-cost capital.
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
There have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2022, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $41.8 million, $18.6 million as collateral for self-insured black lung related claims and $3.6 million for miscellaneous purposes.
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading.
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

Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2022 and December 31, 2021, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2022, assuming we had $132.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.
Impact of Inflation
We have exposure to inflation for supplies that are used directly or indirectly in the normal course of production, such as belt structure, roof bolts, cable magnetite, rock dust and other supplies, plus labor and parts on repair and rebuild equipment. These inflationary pressures have contributed to rising costs. We are applying a number of different strategies to mitigate the impact of inflation on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2022. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

PART II. OTHER INFORMATION
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2021 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2021 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2021 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
April 1, 2022 - April 30, 2022
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	131	$38.30	—
May 1, 2022 - May 31, 2022
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
June 1, 2022 - June 30, 2022
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	131		—
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

Warrior Met Coal, Inc.

Date: August 3, 2022	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)