Form 10-Q
period 2022-09-30
WARRIOR MET COAL, INC.
filed 2022-11-02
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 31, 2022: 51,653,568

TABLE OF CONTENTS

Forward-Looking Statements		1

Part I. Financial Information		3
Item 1.	Financial Statements	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2022 (Unaudited) and September 30, 2021 (Unaudited)	4
	Condensed Balance Sheets as of September 30, 2022 (Unaudited) and December 31, 2021	5
	Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2022 (Unaudited) and September 30, 2021 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended September 30, 2022 (Unaudited) and September 30, 2021 (Unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

Part II. Other Information		34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults on Senior Securities	36
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

Signatures		39

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
•the impacts of inflation on our business, including on our costs and our profitability;
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
•any consequences related to our transfer restrictions under our certificate of incorporation and our NOL rights agreement; and

•geopolitical events, including the effects of the Russia-Ukraine war.
These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part II, Item 1A. Risk Factors,” “Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-Q, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These documents are available through our website at www.warriormetcoal.com or through the SEC's Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues:
Sales	$371,944	$199,745	$1,377,665	$631,493
Other revenues	18,236	2,722	16,323	12,178
Total revenues	390,180	202,467	1,393,988	643,671
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	203,441	91,973	529,869	399,088
Cost of other revenues (exclusive of items shown separately below)	8,417	6,654	26,120	22,792
Depreciation and depletion	30,805	28,967	86,973	102,021
Selling, general and administrative	10,557	7,430	36,985	26,182
Business interruption	7,106	6,872	20,084	13,892
Idle mine	5,418	9,327	10,141	20,203
Total costs and expenses	265,744	151,223	710,172	584,178
Operating income	124,436	51,244	683,816	59,493
Interest expense, net	(5,701)	(8,784)	(20,706)	(25,954)
Other income	—	1,400	675	1,291
Income before income tax expense	118,735	43,860	663,785	34,830
Income tax expense	20,332	5,433	122,141	22,439
Net income	$98,403	$38,427	$541,644	$12,391
Basic and diluted net income per share:
Net income per share—basic	$1.91	$0.75	$10.49	$0.24
Net income per share—diluted	$1.90	$0.74	$10.48	$0.24
Weighted average number of shares outstanding—basic	51,654	51,416	51,612	51,315
Weighted average number of shares outstanding—diluted	51,744	51,585	51,699	51,424
Dividends per share:	$0.86	$0.05	$1.48	$0.15
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	September 30, 2022 (Unaudited)	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$745,666	$395,839
Short-term investments	8,546	8,505
Trade accounts receivable	215,172	122,150
Inventories, net	143,789	59,619
Prepaid expenses and other receivables	28,390	41,088
Total current assets	1,141,563	627,201
Mineral interests, net	90,502	93,180
Property, plant and equipment, net	677,718	603,412
Deferred income taxes	5,181	125,276
Other long-term assets	20,319	15,142
Total assets	$1,935,283	$1,464,211
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$51,885	$33,829
Accrued expenses	78,797	54,847
Short-term financing lease liabilities	23,083	23,622
Other current liabilities	9,184	9,830
Total current liabilities	162,949	122,128
Long-term debt	303,916	339,806
Asset retirement obligations	69,583	65,536
Long-term financing lease liabilities	15,033	28,434
Other long-term liabilities	36,169	36,324
Total liabilities	587,650	592,228

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 53,875,409 issued and 51,653,568 outstanding as of September 30, 2022; 53,659,643 issued and 51,437,802 outstanding as of December 31, 2021)	539	537
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of September 30, 2022 and December 31, 2021)	(50,576)	(50,576)
Additional paid in capital	266,585	256,059
Retained earnings	1,131,085	665,963
Total stockholders’ equity	1,347,633	871,983
Total liabilities and stockholders’ equity	$1,935,283	$1,464,211
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Common Stock
Balance, beginning of period	$537	$536	$537	$534
Issuance of shares	2	—	2	2
Balance, end of period	539	536	539	536
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	263,991	253,922	256,059	249,746
Stock based compensation expense	2,599	1,395	14,250	8,377
Other	(5)	—	(3,724)	(2,806)
Balance, end of period	266,585	255,317	266,585	255,317
Retained Earnings
Balance, beginning of period	1,077,105	494,272	665,963	525,537
Net income	98,403	38,427	541,644	12,391
Dividends declared	(44,423)	(2,613)	(76,522)	(7,842)
Balance, end of period	1,131,085	530,086	1,131,085	530,086
Total Stockholders' Equity	$1,347,633	$735,363	$1,347,633	$735,363
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2022	2021

OPERATING ACTIVITIES
Net income	$541,644	$12,391
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	86,973	102,021
Deferred income tax expense	122,208	22,439
Stock based compensation expense	14,250	8,763
Amortization of debt issuance costs and debt discount, net	2,869	1,289
Accretion of asset retirement obligations	2,666	2,416
Mark-to-market loss on gas hedges	4,043	8,661
Changes in operating assets and liabilities:
Trade accounts receivable	(93,022)	10,028
Inventories	(73,258)	18,703
Prepaid expenses and other receivables	8,879	10,548
Accounts payable	6,609	(16,746)
Accrued expenses and other current liabilities	20,044	(10,100)
Other	3,005	6,417
Net cash provided by operating activities	646,910	176,830
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(120,022)	(34,149)
Deferred mine development costs	(35,690)	(13,462)
Acquisition of leased mineral rights	(3,500)	—
Acquisition of Black Warrior Methane and Black Warrior Transmission, net of $2.8 million cash acquired	2,533	—
Proceeds from sale of property, plant and equipment	—	192
Net cash used in investing activities	(156,679)	(47,419)
FINANCING ACTIVITIES
Dividends paid	(76,522)	(7,842)
Repayments under ABL Facility	—	(40,000)
Retirements of debt	(37,758)	—
Principal repayments of finance lease obligations	(22,400)	(22,284)
Other	(3,724)	(2,806)
Net cash used in financing activities	(140,404)	(72,932)
Net increase in cash and cash equivalents	349,827	56,479
Cash and cash equivalents at beginning of period	395,839	211,916
Cash and cash equivalents at end of period	$745,666	$268,395
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2022. The balance sheet at December 31, 2021 has been derived from the audited financial statements for the year ended December 31, 2021 included in the 2021 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") contract with the UMWA expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $5.4 million and $10.1 million, for the three and nine months ended September 30, 2022 and $9.3 million and $20.2 million for the three and nine months ended September 30, 2021, respectively. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company has also incurred business interruption expenses of approximately $7.1 million and $20.1 million, for the three and nine months ended September 30, 2022 and $6.9 million and $13.9 million for the three and nine months ended September 30, 2021, respectively, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations.
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
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
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
As of September 30, 2022 and December 31, 2021, short-term investments consisted of $8.5 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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
Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three and nine months ended September 30, 2022, XCoal accounted for approximately $69.8 million, or 20.6% of total sales, and $281.3 million, or 20.7% of total sales, respectively. During the three and nine months ended September 30, 2021, XCoal accounted for approximately $122.3 million, or 61.1% of total sales, and $370.4 million, or 58.5% of total sales, respectively.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current met coal and steel market environments. As of September 30, 2022 and December 31, 2021, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
Note 3. Inventories, net
Inventories, net summarized as of September 30, 2022 and December 31, 2021 are as follows (in thousands):

	September 30, 2022	December 31, 2021
Coal	$101,144	$24,185
Raw materials, parts, supplies and other, net	42,645	35,434
Total inventories, net	$143,789	$59,619
Note 4. Income Taxes
For the three and nine months ended September 30, 2022, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and nine months ended September 30, 2022, the Company had an income tax expense of $20.3 million and $122.1 million, respectively.
For the three and nine months ended September 30, 2021, the Company utilized a discrete period method to calculate taxes, as it did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty at the time surrounding the COVID-19 pandemic, the Chinese ban on Australian coal, the CBA contract negotiations with the UMWA and other potentially disruptive factors and its impact on the Company's annual guidance. For the three and nine months ended September 30, 2021, the Company had an income tax expense of $5.4 million and $22.4 million, respectively. The income tax expense of $5.4 million for the three months ended September 30, 2021, was primarily due to a pre-tax operating income combined with the Internal Revenue Code Section 45I Marginal Well Credit ("Section 45I Credit"). The Section 45I Credit is a production-based tax credit that provides a credit for qualified natural gas production. The $22.4 million of income tax expense for the nine months ended September 30, 2021 was primarily due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance offset partially by a net non-cash income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $2.5 million of net income tax expense due to pre-tax operating income for the period, the Section 45I Credit, depletion and other adjustments.
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. While these tax law changes have no immediate effect and are not expected to have a material adverse effect on our results of operations going forward, we will continue to evaluate its impact as further information becomes available.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	September 30, 2022	December 31, 2021	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$312,242	$350,000	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(8,326)	(10,194)
Total debt	303,916	339,806
Less: current debt	—	—
Total long-term debt	$303,916	$339,806
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
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
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
During the three months ended September 30, 2022, the Company repurchased in the open market and extinguished approximately $37.8 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.5 million which is included in interest expense, net in the Condensed Statements of Operations.
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
As of September 30, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2022, the Company had $123.3 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit outstanding at such time).
Note 6. Other Long-Term Liabilities
Other long-term liabilities are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Black lung obligations	$34,345	$34,482
Other	1,824	1,842
Total other long-term liabilities	$36,169	$36,324

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2022	December 31, 2021
Finance lease right-of-use assets, net(1)	$71,508	$75,692
Finance lease liabilities
Current	23,083	23,622
Noncurrent	15,033	28,434
Total finance lease liabilities	$38,116	$52,056

Weighted average remaining lease term - finance leases (in months)	28.9	35.1
Weighted average discount rate - finance leases(2)	5.90%	6.11%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $25.9 million and $17.7 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of September 30, 2022 and the Condensed Balance Sheets as of December 31, 2021, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Operating lease cost(1):	$11,187	$782	$29,759	$3,572
Finance lease cost:
Amortization of leased assets	5,426	3,389	12,737	10,222
Interest on lease liabilities	764	1,019	2,557	2,935
Net lease cost	$17,377	$5,190	$45,053	$16,729
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of September 30, 2022 were as follows (in thousands):

Finance Leases(1)
2022	$6,315
2023	28,507
2024	3,923
2025	1,918
2026	207
Thereafter	—
Total	40,870
Less: amount representing interest	(2,754)
Present value of lease liabilities	$38,116
(1) Finance lease payments include $4.9 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the nine months ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,557	$2,935
Financing cash flows from finance leases	$22,400	$22,284
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$2,011	$42,842
As of September 30, 2022, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $4.9 million. These finance leases will commence during the fiscal year 2022 and 2023 with lease terms of one to two years.
Note 8. Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Numerator:
Net income	$98,403	$38,427	$541,644	$12,391
Denominator:
Weighted-average shares used to compute net income per share—basic	51,654	51,416	51,612	51,315
Dilutive restrictive stock awards	90	169	87	109
Weighted-average shares used to compute net income per share—diluted	51,744	51,585	51,699	51,424
Net income per share—basic	$1.91	$0.75	$10.49	$0.24
Net income per share—diluted	$1.90	$0.74	$10.48	$0.24
Note 9. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2022 and December 31, 2021, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of its businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2022

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
and December 31, 2021, there were no items accrued for miscellaneous litigation. For the three months ended September 30, 2021, the Company received $1.4 million upon the settlement of a lawsuit which is reflected as other income in the Condensed Statement of Operations.
On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia. As a result of the Company’s acquisition of certain core operating assets of Walter Energy during the Chapter 11 Cases, in the first quarter of 2022 the Company received $0.7 million, from the Chapter 11 Cases which is reflected as other income in the Condensed Statement of Operations for the nine months ended September 30, 2022. The Company received no payments for the three and nine months ended September 30, 2021 from the Chapter 11 Cases.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2022 and December 31, 2021, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $42.4 million and $116.3 million for the three and nine months ended September 30, 2022, respectively, and $13.2 million and $41.6 million for the three and nine months ended September 30, 2021, respectively. Coal royalty expense has increased in the current year as compared to the prior year periods due to the increase in the average net selling price of our coal.
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
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)
10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the Stock Repurchase Program from cash on hand and/or other sources of liquidity.
As of September 30, 2022 and December 31, 2021, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the Stock Repurchase Program.
Dividends
The Company declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.06	$3.1	Quarterly	February 18, 2022	March 3, 2022	March 10, 2022
$0.06	$3.1	Quarterly	April 26, 2022	May 6, 2022	May 13, 2022
$0.50	$25.8	Special	May 3, 2022	May 13, 2022	May 20, 2022
$0.06	$3.1	Quarterly	August 1, 2022	August 11, 2022	August 18, 2022
$0.80	$41.3	Special	August 1, 2022	August 22, 2022	August 29, 2022
$0.06	$—	Quarterly	October 24, 2022	November 4, 2022	November 11, 2022
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 11. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2022, the Company had no natural gas swap contracts outstanding as all swap contracts scheduled to mature in early 2023 were settled during the quarter ended June 30, 2022. As of December 31, 2021, the Company had 6,100,000 metric million British thermal unit natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized a loss related to natural gas swap contracts of $27.7 million, for the nine months ended September 30, 2022 and recognized no gains or losses for the three months ended September 30, 2022. For the three and nine months ended September 30, 2021, the Company recognized a loss of $5.8 million and $8.7 million, respectively related to natural gas swap contracts. The Company records all derivative instruments at fair value and had no asset or liability recorded as of September 30, 2022 and had an asset of $4.0 million as of December 31, 2021 in prepaid expenses and other in the accompanying Condensed Balance Sheets.
Note 12. Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

Fair Value Measurements as of September 30, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets/Liabilities:
Natural gas swap contracts	$—	$—	$—	$—

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$4,043	$—	$4,043
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of September 30, 2022 or December 31, 2021. During the nine months ended September 30, 2022, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the nine months ended September 30, 2022.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt — The Company's outstanding debt is carried at cost. As of September 30, 2022, there were no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of December 31, 2021, the Company had no borrowings outstanding under the ABL Facility, with $83.2 million available, net of outstanding letters of credit of $9.4 million. As of September 30, 2022 and December 31, 2021, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $298.2 million and $359.6 million, respectively.
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
The Company has determined that the two operating segments are similar in both quantitative and qualitative characteristics and thus the two operating segments have been aggregated into one reportable segment. The Company has determined that its natural gas and royalty businesses and the Blue Creek mine development did not meet the criteria in ASC 280 to be considered as operating or reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest expense, and income tax expense or benefit by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Revenues
Mining	$371,944	$199,745	$1,377,665	$631,493
All other	18,236	2,722	16,323	12,178
Total revenues	$390,180	$202,467	$1,393,988	$643,671

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2022 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Capital Expenditures
Mining	$28,031	$9,785	$94,921	$32,277
All other	13,289	713	25,101	1,872
Total capital expenditures	$41,320	$10,498	$120,022	$34,149
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, other income, interest expense, net, income tax expense, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Segment Adjusted EBITDA	$168,503	$107,772	$847,796	$232,405
Other revenues	18,236	2,722	16,323	12,178
Cost of other revenues	(8,417)	(6,654)	(26,120)	(22,792)
Depreciation and depletion	(30,805)	(28,967)	(86,973)	(102,021)
Selling, general and administrative	(10,557)	(7,430)	(36,985)	(26,182)
Business interruption	(7,106)	(6,872)	(20,084)	(13,892)
Idle mine	(5,418)	(9,327)	(10,141)	(20,203)
Other income	—	1,400	675	1,291
Interest expense, net	(5,701)	(8,784)	(20,706)	(25,954)
Income tax expense	(20,332)	(5,433)	(122,141)	(22,439)
Net income	$98,403	$38,427	$541,644	$12,391

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2022 and September 30, 2021. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2021 included in our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
In addition, future governmental policy changes in foreign countries may be detrimental to the global coal market and could thus impact our business, financial condition or results of operation. For example, the Chinese government has from time to time implemented regulations and promulgated new laws or restrictions, such as the unofficial ban on Australian coal in November 2020, on their domestic coal industry, sometimes with little advance notice, which has impacted worldwide coal demand, supply and prices. The ban on Australian coal has significantly impacted the global met coal market in recent years. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions with the steel, coal and coal-fired power sectors.
In February 2022, the war in Ukraine pushed seaborne met coal export prices to record levels. After the invasion began, spot cargo requests for Australian met coals could not be filled. The U.S., Canada and Indonesia were also not able to step up at short notice. These supply shortages combined with the urgent purchases of non-Russian coal against a backdrop of mounting sanctions, trade finance problems and seaborne logistical constraints pushed the Queensland PLV HCC index price to over $660.00 per metric ton by mid-March. On August 10, 2022, the European Union ban on the importation of Russian coal became effective which significantly impacted coking coal markets by disrupting previously existing trading patterns. The Queensland PLV HCC index price started the quarter at approximately $302.00 per metric ton falling to a floor of $188.00 per metric ton on August 2, 2022 and finishing the quarter at $270.50. The resulting volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment.
U.S. inflation surged to a new four decade record high of 9.1% in July 2022 and remained at 8.2% in September 2022, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from COVID-19, powered in part by low interest rates and government stimulus to counter the pandemic's impact. We expect COVID-19 to continue to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. In 2022, we expect inflation to have a larger negative impact on our profitability, as we expect increases in steel prices, freight rates, labor and other materials and supplies. These increases affect, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
Within the seaborne metallurgical coal market, the three months ended September 30, 2022 were characterized by significant volatility, primarily driven by a weakening global macroeconomic environment, inflation and trade disruptions following the previously mentioned sanctions imposed on Russian coal imports. The Chinese ban on Australian coal, the ongoing war in Ukraine, additional sanctions against Russia and a broader economic weakening as inflation rises and stimulus falls are all likely to continue to impact the global met coal market and impact our business, financial condition or results of operations.
Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the United Mine Workers of America (the "UMWA") expired on April 1, 2021, and the UMWA initiated a strike which continues through today. We continue to negotiate in good faith to reach a new union contract. During the strike, we continue to successfully execute our business continuity plans, allowing us to meet the needs of our valued customers. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expenses of $5.4 million and $10.1 million, for the three and nine months ended September 30, 2022, respectively, and $9.3 million and $20.2 million for the three and nine months ended September 30, 2021, respectively. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. We have also incurred business interruption expenses of approximately $7.1 million and $20.1 million, for the three and nine months ended September 30, 2022, respectively, and $6.9 million and $13.9 million for the three and nine months ended September 30, 2021, respectively, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. Despite incurring costs associated with the strike, we have been able to manage our working capital and spending to deliver strong results in the current markets. While we have business continuity plans in place, the strike may still cause disruption to production and shipping activities, and our plans may vary significantly from quarter to quarter in 2022.
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
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) Segment Adjusted EBITDA (as defined below), a non-GAAP financial measure; (ii) sales volumes and average net selling price, which drive coal sales revenue; (iii) cash cost of sales, a non-GAAP financial measure; and (iv) Adjusted EBITDA, a non-GAAP financial measure. The following table presents supplementary data on a historical basis for each of the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2022	2021	2022	2021

Segment Adjusted EBITDA	$168,503	$107,772	$847,796	$232,405
Metric tons sold	1,360	961	3,782	4,385
Metric tons produced	1,490	1,024	4,397	4,079
Average net selling price per metric ton	$273.49	$207.85	$364.27	$144.01
Cash cost of sales per metric ton	$148.56	$94.68	$139.15	$90.37
Adjusted EBITDA	$171,612	$104,942	$846,680	$216,823
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine expense, interest expense, net, income tax expense, other income and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021

Cost of sales (exclusive of depreciation and depletion)	$203,441	$91,973	$529,869	$399,088
Asset retirement obligation accretion	(493)	(432)	(1,480)	(1,297)
Stock compensation expense	(909)	(555)	(2,136)	(1,536)
Cash cost of sales	$202,039	$90,986	$526,253	$396,255
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest expense, net, income taxes, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market loss on gas hedges, business interruption, idle mine and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that the presentation of Adjusted EBITDA in this report provides information useful to investors in assessing our financial condition and results of operations. The GAAP measure most directly comparable to Adjusted EBITDA is net income. Adjusted EBITDA should not be considered an alternative to net income or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjustments exclude some, but not all, items that affect net income and our presentation of Adjusted EBITDA may vary from that presented by other companies.
The following table presents a reconciliation of Adjusted EBITDA to net income, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
	2022	2021	2022	2021
Net income	$98,403	$38,427	$541,644	$12,391
Interest expense, net	5,701	8,784	20,706	25,954
Income tax expense	20,332	5,433	122,141	22,439
Depreciation and depletion	30,805	28,967	86,973	102,021
Asset retirement obligation accretion (1)	900	805	2,666	2,416
Stock compensation expense (2)	2,599	1,524	14,250	8,763
Other non-cash accretion (3)	348	360	1,042	1,081
Mark-to-market loss on gas hedges (4)	—	5,843	27,708	8,661
Business interruption (5)	7,106	6,872	20,084	13,892
Idle mine expense (6)	5,418	9,327	10,141	20,203
Other income (7)	—	(1,400)	(675)	(998)
Adjusted EBITDA	$171,612	$104,942	$846,680	$216,823
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
(7)Represents proceeds received upon settlement of a lawsuit, COVID-19 pandemic related expenses and settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA proceedings (discussed below).
Results of Operations
Three Months Ended September 30, 2022 and 2021
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended September 30,
($ in thousands)	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$371,944	95.3%	$199,745	98.7%
Other revenues	18,236	4.7%	2,722	1.3%
Total revenues	390,180	100.0%	202,467	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	203,441	52.1%	91,973	45.4%
Cost of other revenues (exclusive of items shown separately below)	8,417	2.2%	6,654	3.3%
Depreciation and depletion	30,805	7.9%	28,967	14.3%
Selling, general and administrative	10,557	2.7%	7,430	3.7%
Business interruption	7,106	1.8%	6,872	3.4%
Idle mine	5,418	1.4%	9,327	4.6%
Total costs and expenses	265,744	68.1%	151,223	74.7%
Operating income	124,436	31.9%	51,244	25.3%
Interest expense, net	(5,701)	(1.5)%	(8,784)	(4.3)%
Other income	—	—%	1,400	0.7%
Income before income tax expense	118,735	30.4%	43,860	21.7%
Income tax expense	20,332	5.2%	5,433	2.7%
Net income	$98,403	25.2%	$38,427	19.0%

Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended September 30,
	2022	2021
Met Coal (metric tons in thousands)
Metric tons sold	1,360	961
Metric tons produced	1,490	1,024
Average net selling price per metric ton	$273.49	$207.85
Cash cost of sales per metric ton	$148.56	$94.68
We produced 1.5 million metric tons of met coal for the three months ended September 30, 2022 compared to 1.0 million metric tons for the three months ended September 30, 2021. The tons produced in the third quarter of 2022 resulted from us running both longwalls and five continuous miner units at Mine No. 7 and the longwall and three continuous miner units at Mine No. 4. In the prior year comparable period, Mine No. 7 was running both longwalls and four continuous miner units and Mine No. 4 was idled.
Sales for the three months ended September 30, 2022 were $371.9 million compared to $199.7 million for the three months ended September 30, 2021. The $172.2 million increase in sales was primarily driven by a $89.3 million increase in sales related to a $65.64 per metric ton increase in the average net selling price per metric ton of met coal combined with a $82.9 million increase in sales due to a 0.4 million metric ton increase in met coal sales volume. Sales volume for the three months ended September 30, 2022 continued to be impacted by shipment delays attributed to the lack of available rail transportation, port maintenance and port congestion.
For the three months ended September 30, 2022, our geographic customer mix was 62% in Europe, 21% in Asia, and 17% in South America. For the three months ended September 30, 2021, our geographic customer mix was 49% in Asia, 47% in Europe and 4% in South America. The higher mix of sales into Asia in the prior year period was the result of us taking advantage of opportunities with new Chinese customers during the COVID-19 pandemic and the impact of the Chinese ban on Australian coal. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended September 30, 2022 were $18.2 million compared to $2.7 million for the three months ended September 30, 2021. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $15.5 million increase in other revenues is primarily due to an increase in gas revenues due to a $5.75, or 145%, increase in the natural gas average selling prices combined with the prior year period including a $5.8 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures at the time.
Cost of sales (exclusive of items shown separately below) was $203.4 million, or 52.1% of total revenues, for the three months ended September 30, 2022, compared to $92.0 million, or 45.4% of total revenues for the three months ended September 30, 2021. The $111.4 million increase is primarily driven by a $73.3 million increase due to higher costs on price sensitive transportation and royalty costs, and the impact of inflation combined with a $38.1 million increase due to a 0.4 million metric ton increase in met coal sales volumes. Inflation accounted for approximately $6.8 million, or $4.55 per metric ton, due to increases in the costs of diesel fuel, belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on repair and rebuilds.
Depreciation and depletion expenses were $30.8 million, or 7.9% of total revenues, for the three months ended September 30, 2022, compared to $29.0 million, or 14.3% for the three months ended September 30, 2021. The $1.8 million increase in depreciation and depletion is primarily driven by a 0.4 million metric ton increase in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold offset partially by the immediate recognition in the prior year of $7.8 million in depreciation expense that would have normally been capitalized into coal inventory but was not due to the idled status of Mine No. 4.
Selling, general and administrative expenses were $10.6 million, or 2.7% of total revenues, for the three months ended September 30, 2022, compared to $7.4 million, or 3.7% of total revenues, for the three months ended September 30, 2021. The $3.1 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses, primarily due to increased stock compensation expense, and an increase in professional fees.

Business interruption expenses were $7.1 million and $6.9 million for the three months ended September 30, 2022 and 2021, respectively. These expenses remained relatively consistent with the prior period and represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses.
Idle mine expenses were $5.4 million and $9.3 million for the three months ended September 30, 2022 and 2021, respectively. These expenses represent idle mine expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor. The $3.9 million decrease in idle mine expenses for the period is primarily due to an increase in production of 0.5 thousand metric tons due to the restart of operations at Mine No. 4 and increased production from Mine No. 7.
Interest expense, net was $5.7 million, or 1.5% of total revenues, for the three months ended September 30, 2022, compared to $8.8 million, or 4.3% of total revenues, for the three months ended September 30, 2021. The $3.1 million decrease is primarily driven by a decrease in interest on our outstanding senior secured notes combined with an increase in interest income.
Other income for the three months ended September 30, 2021 represents proceeds received of $1.4 million upon the settlement of a lawsuit.
For the three months ended September 30, 2022, we recognized income tax expense of $20.3 million, which was principally offset by the utilization of federal net operating loss carryforwards ("NOLs") for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. For the three months ended September 30, 2021, we utilized a discrete period method to calculate taxes, as we did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty surrounding the contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and their impact on our guidance at the time. The income tax expense of $5.4 million was primarily due to a pre-tax operating income offset partially by depletion and the Internal Revenue Code ("IRC") Section 45I Marginal Well Credit ("Section 45I Credit"). The Section 45I Credit is a production-based tax credit that provides a credit for qualified natural gas production. The credit is phased out when natural gas prices exceed certain levels.

Nine Months Ended September 30, 2022 and 2021
The following table summarizes certain unaudited financial information for these periods.

	For the nine months ended September 30,
($ in thousands)	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$1,377,665	98.8%	$631,493	98.1%
Other revenues	16,323	1.2%	12,178	1.9%
Total revenues	1,393,988	100.0%	643,671	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	529,869	38.0%	399,088	62.0%
Cost of other revenues (exclusive of items shown separately below)	26,120	1.9%	22,792	3.5%
Depreciation and depletion	86,973	6.2%	102,021	15.8%
Selling, general and administrative	36,985	2.7%	26,182	4.1%
Business interruption	20,084	1.4%	13,892	2.2%
Idle mine	10,141	0.7%	20,203	3.1%
Total costs and expenses	710,172	50.9%	584,178	90.8%
Operating income	683,816	49.1%	59,493	9.2%
Interest expense, net	(20,706)	(1.5)%	(25,954)	(4.0)%
Other income	675	—%	1,291	0.2%
Income before income tax expense	663,785	47.6%	34,830	5.4%
Income tax expense	122,141	8.8%	22,439	3.5%
Net income	$541,644	38.9%	$12,391	1.9%
Sales and cost of sales components on a per unit basis were as follows:

	For the nine months ended September 30,
	2022	2021
Met Coal (metric tons in thousands)
Metric tons sold	3,782	4,385
Metric tons produced	4,397	4,079
Average net selling price per metric ton	$364.27	$144.01
Cash cost of sales per metric ton	$139.15	$90.37
We produced 4.4 million metric tons of met coal for the nine months ended September 30, 2022 compared to 4.1 million metric tons for the nine months ended September 30, 2021.
Sales for the nine months ended September 30, 2022 were $1,377.7 million compared to $631.5 million for the nine months ended September 30, 2021. The $746.2 million increase in sales was primarily driven by a $833.0 million increase in sales related to a $220.26 increase in the average net selling price per metric ton of met coal offset partially by an $86.8 million decrease in sales due to a 0.6 million metric ton decrease in met coal sales volume. The decrease in met coal sales volumes is primarily due to continued shipment delays resulting from port maintenance, lack of railcar availability and port congestion in the nine months ended September 30, 2022.
For the nine months ended September 30, 2022, our geographic customer mix was 63% in Europe, 21% in Asia, and 16% in South America. For the nine months ended September 30, 2021, our geographic customer mix was 56% in Asia, 36% in Europe and 8% in South America. The higher mix of sales into Asia in the prior year period was the result of us taking advantage of opportunities with new Chinese customers during the COVID-19 pandemic and the impact of the Chinese ban on Australian coal. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the nine months ended September 30, 2022 were $16.3 million compared to $12.2 million for the nine months ended September 30, 2021. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $4.1 million increase in other revenues is primarily due to an increase in gas revenues due to an approximate $4.15, or 133%, increase in average natural gas selling prices offset partially by a $19.0 million increase in the loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures.
Cost of sales (exclusive of items shown separately below) was $529.9 million, or 38.0% of total revenues, for the nine months ended September 30, 2022, compared to $399.1 million, or 62.0% of total revenues for the nine months ended September 30, 2021. The $130.8 million increase is primarily driven by a $184.6 million increase due to higher costs on price sensitive transportation and royalty costs, as well as the impact of inflation, offset partially by a $53.8 million decrease due to a 0.6 million metric ton decrease in met coal sales volumes. Inflation accounted for approximately $16.3 million, or $3.71 per metric ton, due to increases in the costs of diesel fuel, belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on repair and rebuilds.
Depreciation and depletion expenses were $87.0 million, or 6.2% of total revenues, for the nine months ended September 30, 2022, compared to $102.0 million, or 15.8% for the nine months ended September 30, 2021. The $15.0 million decrease in depreciation and depletion is primarily driven by a 0.6 million metric ton decrease in met coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold combined with the immediate recognition in the prior year of $12.9 million in depreciation expense that would have normally been capitalized into coal inventory but was not due to the idled status of Mine No. 4.
Selling, general and administrative expenses were $37.0 million, or 2.7% of total revenues, for the nine months ended September 30, 2022, compared to $26.2 million, or 4.1% of total revenues, for the nine months ended September 30, 2021. The $10.8 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses, primarily due to increased stock compensation expense, and an increase in professional fees.
Business interruption expenses were $20.1 million and $13.9 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. The $6.2 million increase in business interruption expenses is primarily due to the current period including six months of related expenses compared to the prior year period only including three months of related expenses due to the strike beginning on April 1, 2021.
Idle mine expenses were $10.1 million and $20.2 million for the nine months ended September 30, 2022 and 2021, respectively. These expenses represent idle mine expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor. The $10.1 million decrease in idle mine expenses is primarily due to Mine No. 4 being operational for the full nine months ended September 30, 2022 versus Mine No. 4 being idled upon expiration of the CBA on April 1, 2021 in the prior year.
Interest expense, net was $20.7 million, or 1.5% of total revenues, for the nine months ended September 30, 2022, compared to $26.0 million, or 4.0% of total revenues, for the nine months ended September 30, 2021. The $5.2 million decrease is primarily driven by a decrease in interest on our outstanding senior secured notes combined with an increase in interest income.
Other income of $0.7 million for the nine months ended September 30, 2022 represents proceeds received from the Chapter 11 Cases from Walter Energy, Inc. ("Walter Energy"). Other income for the nine months ended September 30, 2021 of $1.3 million represents proceeds received in connection with the settlement of a lawsuit offset partially by COVID-19 pandemic related expenses.
For the nine months ended September 30, 2022, we recognized income tax expense of $122.1 million, which was principally offset by the utilization of federal NOLs for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. For the nine months ended September 30, 2021, we utilized a discrete period method to calculate taxes, as we did not believe that the annual effective tax rate method represented a reliable estimate given the uncertainty surrounding the CBA contract negotiations with the UMWA, the COVID-19 pandemic, the Chinese ban on Australian coal and other potentially disruptive factors and their impact on our guidance at the time. The income tax expense of $22.4 million for the nine months ended September 30, 2021 was due to the establishment of a non-cash $47.8 million state deferred income tax asset valuation allowance, offset partially by a non-cash net income tax benefit of $22.9 million due to the remeasurement of state deferred income tax assets and liabilities and $2.5 million of net income tax benefit from the Section 45I Credit, depletion and other adjustments.

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
Going forward, we will use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, and strategic investments, and, if declared, to pay our quarterly and/or special dividends. In addition, and, subject to prevailing market conditions and other factors we deem relevant and as further discussed below, we may, from time to time, repurchase our Notes. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital expenditures, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital.
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and a resolution of negotiations regarding the Company's CBA. There remains significant uncertainty as to the continued effects of the COVID-19 pandemic, the weakening global macroeconomic environment, inflation and trade disruptions following the previously mentioned sanctions imposed on Russian coal, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek.
Our total liquidity as of September 30, 2022 was $869.0 million, consisting of cash and cash equivalents of $745.7 million and $123.3 million available under our ABL Facility. As of September 30, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
During the three months ended September 30, 2022, we repurchased in the open market and extinguished approximately $37.8 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from these open market purchases are estimated to be approximately $19.0 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.5 million which is included in interest expense, net in the Condensed Statements of Operations. In the future, we may, at any time and from time to time, seek to retire or purchase additional Notes in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, if any, and other factors.
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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the U.S. Department of Labor ("DOL") required us to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. We received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received a letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. We received another letter from the DOL on July 12, 2022 that based on their review of our arguments and submissions, requested us to increase our collateral to $28.0 million in order to remain self-insured for the legacy Walter Energy black lung liabilities, but we have appealed such increase.
As of September 30, 2022 and December 31, 2021, we had $17.0 million of surety bonds, which is collateralized by $8.5 million of short-term investments. There were also $2.3 million and $2.6 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Condensed Balance Sheets as of September 30,

2022 and December 31, 2021, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $36.9 million as of September 30, 2022, of which $2.6 million is classified in other current liabilities and the remainder of $34.3 million is shown as a long-term liability in a separate line item in the Condensed Balance Sheets. The estimated total black lung liabilities (net of black lung trust assets) were $37.1 million as of December 31, 2021, of which $2.6 million was classified in other current liabilities and the remainder of $34.5 million was presented as a long-term liability in the Balance Sheets.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2022, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $41.8 million, $18.6 million as collateral for self-insured black lung related claims and $4.2 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs for at least the next twelve months. However, we will continue to assess our liquidity needs in light of the ongoing CBA contract negotiations with the UMWA, the ongoing impact of COVID-19, the weakening global macroeconomic environment, inflation and trade disruptions following the previously mentioned sanctions imposed on Russian coal imports.
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
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility, the Indenture (as defined below), and any other existing or future debt agreements. Additionally, banks, other lenders and investors have become increasingly unwilling to provide financing to coal producers. Due to the nature of our business, we may be limited in accessing debt capital markets or obtaining additional bank financing, or the cost of assessing this financing could become more expensive. There can be no assurance that we will have or continue to have access to bank financing or the capital markets on terms acceptable to us or at all.
Statements of Cash Flows
Cash balances were $745.7 million and $395.8 million at September 30, 2022 and December 31, 2021, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30,
	2022	2021
Net cash provided by operating activities	$646,910	$176,830
Net cash used in investing activities	(156,679)	(47,419)
Net cash used in financing activities	(140,404)	(72,932)
Net increase in cash and cash equivalents	$349,827	$56,479

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
Net cash provided by operating activities was $646.9 million for the nine months ended September 30, 2022, and was primarily attributed to net income of $541.6 million adjusted for deferred income tax expense of $122.2 million, depreciation and depletion expense of $87.0 million, stock based compensation expense of $14.3 million, mark-to-market loss on gas hedges of $4.0 million, accretion of asset retirement obligations of $2.7 million, amortization of debt issuance costs and debt discount of $2.9 million and an increase in our net working capital of $130.7 million since December 31, 2021. The increase in our working capital was primarily driven by increases in accounts receivable and inventory offset partially by an increase in accrued expenses and other current liabilities. The increase in trade accounts receivable reflects higher sales prices and the timing of sales and the increase in inventories is due to greater production than sales volumes and continued shipment delays resulting from port maintenance, lack of railcar availability and port congestion. The increase in accrued expenses and other current liabilities is due to the restart of Mine No. 4 in the first quarter of 2022 combined with higher costs on price sensitive transportation and royalty costs, and the impact of inflation.
Net cash provided by operating activities was $176.8 million for the nine months ended September 30, 2021, and was primarily attributed to the net income of $12.4 million adjusted for depreciation and depletion expense of $102.0 million, deferred income tax expense of $22.4 million, stock based compensation expense of $8.8 million, accretion of asset retirement obligations of $2.4 million, amortization of debt issuance costs and debt discount/premium, net of $1.3 million, mark-to-market loss on gas hedges of $8.7 million and a decrease in our net working capital of $12.4 million since December 31, 2020. The decrease in our working capital was primarily driven by decreases in accounts receivable, inventory and prepaid expenses and other receivables offset partially by decreases to accounts payable and accrued expenses and other current liabilities. The decrease to inventory was due to greater sales than production volume for the period. The decrease in trade accounts receivable and accounts payable is primarily driven by the timing of cash receipts and payments.
Investing Activities
Net cash used in investing activities was $156.7 million and $47.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, primarily due to purchases of property, plant and equipment and mine development. The current period also includes $3.5 million cash used in connection with the acquisition of leased mineral rights and $2.5 million net cash acquired in connection with the acquisition of the remaining 50% interest in BWM and BWT.
Financing Activities
Net cash used in financing activities was $140.4 million for the nine months ended September 30, 2022, primarily due to the payment of regular quarterly and special dividends of $76.5 million, retirements of debt related to our senior notes of $37.8 million and principal repayments of finance lease obligations of $22.4 million.
Net cash used in financing activities was $72.9 million for the nine months ended September 30, 2021, primarily due to the repayment of the ABL Draw of $40.0 million, principal repayments of finance lease obligations of $22.3 million and the payment of dividends of $7.8 million.
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
As of September 30, 2022, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the Stock Repurchase Program.
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
During the nine months ended September 30, 2022, we have paid $76.5 million of regular quarterly and special cash dividends under the Capital Allocation Policy.
Regular Quarterly Dividend
On February 18, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which was paid on March 10, 2022, to stockholders of record as of the close of business on March 3, 2022.
On April 26, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which was paid on May 13, 2022, to stockholders of record as of the close of business on May 6, 2022.
On August 1, 2022 the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which was paid on August 18, 2022 to stockholders of record as of the close of business on August 11, 2022.
On October 24, 2022 the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which will be paid on November 11, 2022 to stockholders of record as of the close of business on November 4, 2022.
Special Dividend
On May 3, 2022, the Board declared a special cash dividend of $0.50 per share, totaling approximately $25.8 million, which was paid on May 20, 2022, to stockholders of record as of the close of business on May 13, 2022.
On August 1, 2022, the Board declared a special cash dividend of $0.80 per share, totaling approximately $41.3 million, which was paid on August 29, 2022 to stockholders of record as of the close of business on August 22, 2022.
ABL Facility
The ABL Facility will mature on December 6, 2026. As of September 30, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2022, we had $123.3 million of availability under the ABL Facility.
Revolving loan (and letter of credit) availability under the ABL Facility is subject to a borrowing base, which at any time is equal to the sum of certain eligible billed and unbilled accounts, certain eligible inventory, certain eligible supplies inventory and qualified cash, in each case, subject to specified advance rates. The borrowing base availability is subject to certain reserves, which may be established by the agent in its reasonable credit discretion. The reserves may include rent reserves, lower of cost or market reserves, port charges reserves and any other reserves that the Agent determines in its reasonable credit judgment to the extent such reserves relate to conditions that could reasonably be expected to have an adverse effect on the value of the collateral included in the borrowing base.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2022, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2022.
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
During the three months ended September 30, 2022, we repurchased in the open market and extinguished approximately $37.8 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.5 million which is included in interest expense, net in the Condensed Statements of Operations.
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

Our capital expenditures were $120.0 million and $34.1 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. Capital expenditures for these periods primarily related to investments required to maintain our property, plant and equipment. Our capital expenditures in the current year include approximately $0.5 million of capitalized interest. Our deferred mine development costs were $35.7 million and $13.5 million for the nine months ended September 30, 2022 and September 30, 2021, respectively, and relate to Mine No. 4 and the development of Blue Creek.
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
Since the initial announcement, inflation in steel and other commodity prices, including labor costs have increased the total capital spending requirements of this project. However, during a refresh of the project, we have identified production increases of approximately 10% and we are able to accelerate the start of longwall production by approximately fifteen months based on design modifications and stronger available liquidity to fund the project.
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
Our most critical accounting estimates are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management’s historical experience and on various other assumptions that we believe are reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our financial statements.
As of September 30, 2022, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2021 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2022, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $41.8 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $4.2 million .
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of September 30, 2022, the Company had no natural gas swap contracts outstanding.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2022 and December 31, 2021, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2022, assuming we had $132.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.
Impact of Inflation
We have exposure to inflation for supplies that are used directly or indirectly in the normal course of production, such as belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on repair and rebuild equipment. These inflationary pressures have contributed to rising costs for us and may continue to do so in the future. We are applying a number of different strategies to mitigate the impact of inflation on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2022. Based on the evaluation of our disclosure controls and procedures as of September 30, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
The Russia-Ukraine war, and sanctions brought against Russia, may adversely affect our business due to the impact on the global economy, including significant market disruptions that may lead to increased volatility in the price of certain commodities.
We face risks related to the ongoing Russia-Ukraine war that began in February 2022. The extent and duration of the military conflict involving Russia and Ukraine, resulting sanctions and future market or supply disruptions in the region, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments, such as the European Union, have banned imports from Russia including commodities such as natural gas and coal. These events significantly impacted coking coal markets by disrupting previously existing trading patterns. The resulting volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment.
The war, trade and monetary sanctions, as well as any escalation of the conflict and future developments, could significantly affect coking coal prices and the demand for our coal. This could have a material adverse effect on our business, financial condition and results of operations, along with our operating costs, making it difficult to execute our planned capital expenditure program or the development of Blue Creek. Additionally, the geopolitical and macroeconomic consequences of the war and associated sanctions cannot be predicted, but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for our coal, causing a reduction in our revenues or an increase in our costs, which would materially adversely affect our results of operations, financial condition and cash flows.
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
Inflation rates in the U.S. have increased to levels not seen in several years, which may result in decreased demand for our products, increases in our operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Future increases in costs for supplies that are used directly or indirectly in the normal course of our business and increases in other operating costs, such as increases in steel prices, freight rates, labor and other materials and supplies may negatively impact our profitability.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
July 1, 2022 - July 31, 2022
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
August 1, 2022 - August 31, 2022
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
September 1, 2022 - September 30, 2022
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	15	$32.00	—
Total	15		—
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

3.5
Amendment to Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on August 3, 2022).

3.6
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

WARRIOR MET COAL, INC.

Date: November 2, 2022	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)