Form 10-K
period 2022-12-31
WARRIOR MET COAL, INC.
filed 2023-02-15
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2022, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $1.9 billion.
Number of shares of common stock outstanding as of February 13, 2023: 51,923,478

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference into Part III of this report for the year ended December 31, 2022.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•the impact of global pandemics, such as the COVID-19 pandemic, including its impact on our business, employees, suppliers and customers, the met coal and steel industries, and global economic markets;

•the impacts of inflation on our business, including on our costs and our profitability;

•our relationships with, and other conditions affecting, our customers;

•successful implementation of our business strategies;

•unavailability of, or price increases in, the transportation of our metallurgical (“met”) coal;
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

•the timing and amount of any stock repurchases we make under our stock repurchase program or otherwise;

•any consequences related to our transfer restrictions under our certificate of incorporation and our Rights Agreement (as defined below);

•geopolitical events, including the effects of the Russia-Ukraine war;

•the inability to transport our products to customers due to rail performance issues or the impact of weather and mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama; and

•other factors, including the other factors discussed in “Risk Factors.”

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
CSX.    CSX Corporation.
EPA.     Environmental Protection Agency.
Development Stage Property. A property that has mining reserves disclosed, but no material extraction.
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
Indicated mineral resource. That part of a mineral resource for which quantity and grade or quality are estimated on the basis of adequate geological evidence and sampling. The level of geological certainty associated with an indicated mineral resource is sufficient to allow a qualified person (as defined in the SEC rules) to apply modifying factors in sufficient detail to support mine planning and evaluation of the economic viability of the deposit. Because an indicated mineral resource has a lower level of confidence than the level of confidence of a measured mineral resource, an indicated mineral resource may only be converted to a probable mineral reserve.
Inferred mineral resource. That part of a mineral resource for which quantity and grade or quality are estimated on the basis of limited geological evidence and sampling. The level of geological uncertainty associated with an inferred mineral resource is too high to apply relevant technical and economic factors likely to influence the prospects of economic extraction in a manner useful for evaluation of economic viability.
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
Measured mineral resource. That part of a mineral resource for which quantity and grade or quality are estimated on the basis of conclusive geological evidence and sampling. The level of geological certainty associated with measured mineral resource is sufficient to allow a qualified person (as defined in the SEC rules) to apply modifying factors, in sufficient detail to support mine planning and final evaluation of the economic viability of the deposit. Because a measured mineral resource has a higher level of confidence than the level of confidence of either an indicated mineral resource or an inferred mineral resource, a measured mineral resource may be converted to a proven mineral reserve or to a probable mineral reserve.
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
Mineral Reserve. Is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person, can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted.
Mineral Resource. Is a concentration or occurrence of material of economic interest in or on the Earth's crust in such form, grade or quality, and quantity that there are reasonable prospects for economic extraction. A mineral resource is a reasonable estimate of mineralization, taking into account relevant factors such as cut-off grade, likely mining dimensions, location or continuity, that, with the assumed and justifiable technical and economic conditions, is likely to, in whole or in part, become economically extractable. It is not merely an inventory of all mineralization drilled or sampled.
Modifying Factors. The factors that a qualified person must apply to indicated and measured mineral resources and then evaluate in order to establish the economic viability of mineral reserves. A qualified person must apply and evaluate modifying factors to convert measured and indicated mineral resources to proven and probable mineral reserves. These factors include, but are not restricted to: Mining; processing; metallurgical; infrastructure; economic; marketing; legal; environmental compliance; plans, negotiations, or agreements with local individuals or groups; and governmental factors. The number, type and specific characteristics of the modifying factors applied will necessarily be a function of and depend upon the mineral, mine, property, or project.
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
Probable mineral reserves.  Are the economically mineable part of an indicated and, in some cases, a measured mineral resource.
Productivity.    As used in this Annual Report, refers to clean metric tons of coal produced per underground man hour worked, as published by the MSHA.

Proven mineral reserves.    Are the economically mineable part of a measured mineral resource and can only result from conversion of a measured mineral resource.
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

Part I
Item 1. Business
Overview
Warrior Met Coal, Inc. (together with its subsidiaries, the "Company" or "Warrior") is a U.S.-based, environmentally and socially minded supplier to the global steel industry headquartered in Brookwood, Alabama. We are dedicated entirely to mining non-thermal met coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. Our met coal production totaled 5.7 million metric tons in 2022. Our natural gas operations remove and sell natural gas from the coal seams owned or leased by reducing natural gas levels in our mines.
We operate as a single reportable segment. See the financial statements beginning on page F-1 of this Annual Report for our consolidated revenues, profit/loss and total assets.
Our Competitive Strengths
We believe that we have the following competitive strengths:
Leading pure play met coal producer focused on premium met coal products. Unlike other publicly-listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium met coal in the global seaborne markets. All of our resources are primarily allocated to the mining, transportation and marketing of met coal. The premium nature of our HCC makes it ideally suited as a base feed coal for steel makers and results in price realizations near or above the S&P Global Platts Index (as defined below). The combination of low sulfur, low-to-medium ash, LV to MV, and other characteristics of our coal, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result of our premium met coal, we are able to achieve higher realized prices and operating margins relative to other U.S. met coal producers.
World-class Blue Creek provides us with a high-return growth project. Blue Creek represents one of the last remaining large scale untapped premium quality, high volatility ("High Vol") A coal reserves in the U.S. and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, has 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. We have the ability to acquire adjacent properties that could increase the total recoverable reserves to approximately 104.0 million metric tons with a mine life of approximately 30 years assuming a single longwall operation. Further, we believe that we have the potential to elevate coal resources exclusive of reserves to recoverable reserves contingent upon favorable results from future exploration campaigns and property acquisitions, which we believe could increase the total reserve tons by up to 40.0 million metric tons for a total of 144.0 million metric tons with a mine life of 40 plus years. High Vol A has traditionally priced at a slight discount to the Australian premium LV and the U.S. LV coals; however we have observed extended periods in which they achieved a premium over these indices. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices. We believe this creates an opportunity for Blue Creek to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A coals.
Highly flexible cost structure protects through-the-cycle profitability. We have “variabilized” our cost structure in our labor, royalties and logistics contracts, increasing the proportion of our cost structure that varies in response to changes in HCC prices based on a variety of indices. Our logistics costs are structured to reduce cash requirements in lower HCC price environments and to increase cash requirements within a range with higher HCC prices. Our royalties are calculated as a percentage of the price we realize and therefore increase or decrease with changes in HCC prices. In addition, we can adjust our usage of continuous miner units in response to HCC pricing. Our variable cost structure dramatically lowers our cash cost of sales if our realized price falls, while being effectively capped in higher price environments, allowing us to generate significant operating cash flow. Our highly flexible cost structure provides us with a key competitive advantage relative to our competitors and which we expect should allow us to remain profitable in all coal market conditions.
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

We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We enjoy a shipping time and distance advantage serving customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada. This advantage results in a higher margin for our met coal. Our strategic location is enhanced by our long-tenured, well-established customer portfolio.
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
Clean balance sheet and tax asset to drive robust cash flow generation. Unlike other U.S. coal producers in our peer group, we have no pension or OPEB legacy liabilities. With minimal legacy liabilities, we are not burdened by the annual fixed obligations that are typically associated with these types of liabilities. Our clean balance sheet and its low sustaining capital expenditure requirements position us to generate strong cash flows across a range of met coal price environments. Additionally, we expect our cash flows to benefit from a low cash tax rate until our NOLs are fully utilized or expire, which will enable strong cash conversion from our operating profits.
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in met coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As such, we will seek to maintain a conservative financial leverage target of 1.50 - 2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $100 million. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2022, we had approximately $952.8 million of available liquidity consisting of $123.3 million of borrowing capacity under the ABL Facility and $829.5 million of cash and cash equivalents. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.
Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy, Inc. ("Walter Energy") and has ten years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, following the acquisition of certain assets of Walter Energy, we hired several key personnel with extensive direct operational experience in met coal longwall mining, including our Chief Operating Officer, Jack Richardson, and a member of our Board of Directors, Stephen D. Williams. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in zero fatal incidents as compared to the national fatal incidence rate for underground coal mines in the United States of 0.025 for the nine months ended September 30, 2022, as well as total reportable incidence rates of 2.05 at Mine No. 4 and 1.61 at Mine No. 7 for the year ended December 31, 2022, which is 63% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.68 for the nine months ended September 30, 2022, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions and water usage. Investors and other third parties are increasingly focused on sustainability matters, and we are committed to reducing the release of greenhouse gases (“GHGs”) from our operations and our water usage. GHG emissions are produced as a by-product of mining activities, as operations in underground metallurgical coal mines produce coal bed methane. With a view towards being an industry leader in environmental stewardship, we are actively engaged in several initiatives that occur before, during and after mining to reduce GHG emissions, including the capture of coalbed methane. We also continuously work to evaluate and test emerging technologies that can optimize our water usage. The Company currently captures approximately 67% of the coalbed methane that is produced during our mining activities as part of our commitment to reduce the Company’s GHG emissions. We are then able to sell this gas into the natural gas market. The Company also operates a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. In 2021, in conjunction with a third party, we also installed our first flare system to destroy methane vented from open degasification boreholes. We also successfully achieved a 99.89% compliance record with the EPA National Pollutant Discharge Elimination System ("NPDES") program, which addresses water pollution by regulation point source discharges. We remain committed to taking steps to decrease our carbon footprint by reducing GHG emissions and decreasing our consumption of natural resources.

Our Business Strategies

Our objective is to increase stockholder value through our continued focus on asset optimization and cost management to drive profitability and cash flow generation. Our key strategies to achieve this objective are described below:

Maximize profitable production. In the year ended December 31, 2022, we produced 5.7 million metric tons of met coal from Mine No. 7 and Mine No. 4. Based on our management’s operational experience, we are confident in our ability to continue to produce at or close to capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

Maximize organic growth. On May 3, 2022, we announced the relaunch of the development of Blue Creek into a new, world-class longwall mine located in Alabama near our existing mines. The new single longwall mine at Blue Creek is expected to have the capacity to produce an average of 4.4 million metric tons per annum of premium High Vol A met coal over the first ten years of production. Once fully developed, we expect Blue Creek to be a transformational investment that will increase annual production capacity by 60% and expand our product portfolio to our global customers, offering three premium HCCs that are expected to achieve the highest premium met coal prices in the seaborne markets. Under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, Blue Creek has 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. We have the ability to acquire adjacent properties that could increase the total recoverable reserves to approximately 104.0 million metric tons with a mine life of approximately 30 years assuming a single longwall operation. Further, we believe that we have the potential to elevate resources exclusive of reserves to recoverable reserves contingent upon favorable results from future exploration campaigns and property acquisitions, which we believe could increase the total reserve tons by up to 40.0 million metric tons for a total of 144.0 million metric tons with a mine life of 40 plus years.

Broaden our marketing reach and maintain strong correlation between realized coal prices and the S&P Platts Index. We have implemented a strategy to improve both our sales and marketing focus, with a goal of achieving better pricing relative to the S&P Platts Index, which includes: (i) opportunistic selling into the spot met coal market and (ii) selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. For the year ended December 31, 2022, our sales geographic customer mix was 61% in Europe, 20% in Asia and 19% in South America. Since February 2017, we have had an arrangement with Xcoal Energy & Resource (“Xcoal”) to serve as Xcoal’s strategic partner for exports of LV HCC into certain markets. Under this arrangement, Xcoal takes title to and markets coal that we would historically have sold on the spot market to certain markets, in an amount of the greater of (i) 10% of our total production during the applicable term of the arrangement or (ii) 250,000 metric tons. While the volumes being sold through this arrangement with Xcoal are relatively limited, we are positioned to potentially benefit from Xcoal’s expertise and relationships across all coal that we sell. To that end, we also have an incentive-based arrangement with Xcoal to cover other tonnage, in the event Xcoal is able to offer us a higher realized price relative to the S&P Platts Index than we have previously achieved.

Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment. We are fully committed to being a responsible corporate citizen to our employees, customers, communities, and other stakeholders. We are committed to providing our products in a responsible manner. In 2022, we partnered with a third-party consultant to develop a comprehensive Environmental, Social and Corporate Governance ("ESG") strategy that was focused on the following objectives, among others, materiality and risk assessment, creating and tracking measurable goals, GHG reduction, water usage reduction, enhancing governance standards and performing a community impact assessment. We refocused on our long-term environmental goals and successfully set aggressive, yet achievable targets for decreasing our carbon footprint. In connection with this strategy, we established targets which include, among others, a 50% reduction in GHG emissions by 2030 and 25% water usage reduction by 2030. In 2023, we are planning to install the first full-scale methane destroying Regenerative Thermal Oxidizer ("RTO"), which is anticipated to result in significant emission reductions, and we are working with industry experts to test and implement the first stage of a new corporate Environmental Management Information System ("EMIS") software, which we plan to continually improve and enhance over time. The EMIS system will include monitoring and tracking for water quality and usage, waste management, and GHG emissions, among other items, which will streamline our ability to measure and evaluate our environmental performance data against our stated objectives and goals. The Company’s management and board of directors (the "Board") are increasingly focused on these and other opportunities for technical innovation.

Description of Our Business
Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2022, based on a reserve report prepared by Marshall Miller, were estimated to have approximately 89.0 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, the Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. The met coal is mined using longwall extraction technology with development support from continuous miners.
Our two operating mines and Blue Creek are located approximately 300 miles from our export terminal at the Port of Mobile in Alabama, which we believe to be the shortest mine-to-port distance of any U.S.-based met coal producer. Our low and variable cost structure, and our flexible and efficient rail and barge network underpins our cost advantage and dependable access to the seaborne markets. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We enjoy a shipping time and distance advantage serving our customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada.
Our HCC, mined from the Southern Appalachian region of the United States, is characterized by low-to-medium volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high quality coal, our realized price has historically approximated the Platts Premium Low Volatility (“LV”) FOB Australian Index price (the “S&P Platts Index”). In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Australian Index price.
The met coal from our Mines No. 4 and No. 7 is sold as a high-quality LV and MV met coal. Mines No. 4 and No. 7 are located near Brookwood, Alabama, and are serviced by CSX railroad. A coal producer is typically responsible for transporting the coal from the mine to an export coal-loading facility. Exported coal is usually sold at the loading port, with the buyer responsible for further transportation from the port to their location. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile in Alabama, where shipments are exported to our international customers via ocean vessels. Substantially all of our met coal sales consist of sales to international customers. We are currently in the process of testing alternative outbound logistics routes to increase transportation and vessel shipping optionality.
We also have 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons, at Blue Creek located to the northwest of Mine No. 4, based on a reserve report prepared by Marshall Miller. We have the ability to acquire adjacent reserves that would increase total reserves to 144 million metric tons at Blue Creek. According to our third-party reserve report, the met coal reserve base of Blue Creek is a high-quality High Vol A coal that is characterized by low-sulfur and high CSR.
Our two operating mines have demonstrated an ability to produce an average run rate of 7.0 million metric tons of HCC and 7.5 million metric tons of HCC when operating at full capacity. As of December 31, 2022, our operations were producing below this capacity primarily due to the United Mine Workers of America (“UMWA”) strike. Our operations have continued throughout the period of the strike, and have generated strong net income of $641.3 million and record Adjusted EBITDA of $994.2 million during the year ended December 31, 2022.
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

We focus on long-term customer relationships where we have a competitive advantage. We typically sell our met coal under fixed supply contracts primarily with indexed pricing terms and volume terms of one to three years. Some of our sales of met coal can, however, occur in the spot market as dictated by available supply and market demand. For more information regarding our customers, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.
We have an arrangement with Xcoal to serve as Xcoal’s strategic partner for exports of LV HCC into certain markets. Xcoal has specialized marketing capabilities and deep technical expertise as the largest met coal marketer in the United States. Our arrangement with Xcoal is expected to expand the geographic reach of our customers through Xcoal’s global presence. We expect to be able to leverage Xcoal’s more than 30 year history selling coal to key European and Asian steel customers to further improve the selling prices of our met coal relative to the global S&P Platts Index.
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
Suppliers
Supplies used in our business include petroleum-based fuels, explosives, tires, conveyance structure, ventilation supplies, lubricants and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We believe adequate substitute suppliers are available and we are not dependent on any one supplier; however, we procure some equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. We continually seek to develop relationships with suppliers that focus on reducing our costs while improving quality and service. We also purchase services at our mine sites, including services related to maintenance for mining equipment, construction and temporary labor. We do not believe that we have any operational or financial risk associated with our dependence on any individual service providers.
Inflation
We have exposure to inflation in connection with the purchase of supplies that are used directly or indirectly in the normal course of production, such as belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts used to repair and rebuild equipment. These inflationary pressures have contributed to rising costs for us and may continue to do so in the future. We are applying a number of different strategies to mitigate the impact of inflation on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships.
Environmental, Social and Governance
The Company takes pride in its environmental record and strives to be an industry leader in environmental stewardship. The Company recently released its annual ESG sustainability report that was prepared in accordance with the Global Reporting Initiative Standards (Core Option) and the Sustainability Accounting Standards Board standards for Coal Operations and highlights our goals of becoming an industry leader in environmental stewardship, maintaining a strong environmental compliance record and safety statistics that are better than the industry average, and forming collaborative partnerships focused on workforce development and our communities. We partnered with a third-party consultant to develop a comprehensive ESG strategy that was focused on the following, among others, materiality and risk assessment, creating and tracking measurable goals, GHG reduction, water usage reduction and reporting standards. This comprehensive plan was made publicly available in January 2023 and can be found in the "Corporate Sustainability" section of our website (http://www.warriormetcoal.com).
We continually invest in new technologies to lessen our environmental impact and to improve our efficiencies and productivity. Our executive leadership team, from our Board down, is fully committed to being a responsible corporate citizen to our employees, customers, communities, and other stakeholders. Highlights of our comprehensive ESG strategies are detailed below.
Environmental
We work to safely and efficiently produce some of the highest quality HCC met coal for our global customers while prioritizing the safety of our environmental footprint. This includes accounting for and working to reduce our GHG emissions, water usage and impact on biodiversity.
GHG Emissions
We are proud of our environmental performance, including our award-winning reclamation activities. We currently capture approximately 67% of the coalbed methane that is produced during our mining activities as part of our commitment to reduce GHG emissions. We are actively engaged in the EPA's voluntary programs to reduce and report GHG emissions and to improve estimates of national GHG emissions. We have completed our first GHG Scope 1 and Scope 2 emissions inventory in accordance with the GHG Protocol and aim to reduce our GHG emissions by 50% by 2030 from our 2021 baseline year. In 2021, we successfully installed the first flare system to destroy methane vented from open degasification boreholes with the offset compliance credits being verified by the California Air Resource Board as part of the California Cap-and-Trade Program. Looking ahead, in 2023, we plan on installing the first full-scale methane destroying RTO which is anticipated to result in significant emission reductions. In addition to the innovations we are using to reduce our carbon footprint, we are also optimizing our operational plans to reduce GHG emissions. In late 2023, we are planning on sealing a shaft at Mine No. 4, which is currently our largest source of emissions at Mine No. 4.
Water Management
We continuously work to evaluate and test emerging technologies that can optimize our water usage. Freshwater is primarily used for processing coal or sent underground for use in mining operations. This optimizes the performance of our mining machinery and helps create a safer environment for our workforce. In 2023, we plan to implement a system to optimize and monitor our water usage and recycling. In addition to improving how we track and measure water consumption, we will strategically draw water from local rivers and springs to store in reservoirs which can be utilized during periods of low flow to prevent possible stress to the local hydrologic balance. These actions, which are foundational to a three-phased water efficiency and optimization plan developed in 2022, provide an actionable pathway to meet and surpass our goal of reducing water usage by 25% by 2030.
Waste Management
We have a strong environmental compliance record (99.89%) with the EPA's NPDES program, which addresses water pollution by regulating point sources that discharge pollutants into U.S. waters. According to the World Resources Institute, we do not have any mines operating within or near regions identified with high or extremely high baseline water stress. We are working with industry experts to test and implement the first stage of a new corporate EMIS software in 2023. This system will include monitoring and tracking for water quality and usage, waste management, and GHG emissions, among other items. Currently, we control seven certified tailings impoundment facilities that are subject to MSHA regulations and certification. Of these seven impoundments, six are inactive and classified as low hazard facilities, and all are either already in active reclamation or planned to begin reclamation activities soon. We are partnering with industry experts to review all current and planned tailings impoundments relative to the Global Industry Standard on Tailings Management, which sets a precedent for the safe management of existing and planned facilities, toward the goal of zero human or environmental harm.
Biodiversity
We recognize the importance of our natural surroundings and aim to be the best stewards of the delicate and diverse natural ecosystem located on our properties and within the surrounding areas. In 2021, we earned the Land Stewardship Award from the Alabama Mining Association for a wetland development project. We strive to conduct all mining-related activities and environmental studies with the intent to minimize ecosystem impacts. Our ADEM-authorized National Pollutant Discharge System discharge permits include quarterly toxicity tests that detect potential water quality issues that could impact local aquatic life. If any evidence of potential impact is discovered, alternative operational plans are activated. Field experts are also consulted during the permitting process to provide guidance related to potential biodiversity impacts. Over the previous five-year period we have reduced reclamation requirements by 19.3% or 1,300 acres.
Social
Safety
The safety of our employees is rooted in our core values. Our health and safety policies and programs are the cornerstone of our operating philosophy and are integrated into all of our daily operations and activities. We are proud of our safety record, which includes a safety incidence rate that has consistently been over 20% better than the U.S. industry average rate. In 2022, our total incidence rate was 1.74, which is 63% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.68 for the nine months ended September 30, 2022, which represents the latest data available. In 2021, we had 100% compliance with annual safety training as required by MSHA and we received the Sentinels of Safety award issued by the National Mining Association. This is one of the most prestigious industry honors for safety, awarded annually to mines with a minimum of 4,000 injury-free hours.
Training
We strive to recruit, hire and retain a talented and diverse team of people. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. We incorporate training best practices, provide continuing education and constantly reinforce individual skills. We are committed to developing and retaining our workforce. Our employees make us who we are, and we offer tools to identify, grow and nurture our talent, including our future leaders development program, annual supervisor and development training, employee education assistance and annual performance evaluations.
Human Capital
As of December 31, 2022, we had 854 employees, of whom 442 were hourly employees and 412 were salaried employees. The Company prioritizes employee safety, wellbeing, personal and professional development, and diversity and inclusion. The Board's Compensation Committee has direct oversight of our human resource policies and practices, including diversity, equity, and inclusion, employee relations, workplace culture, and talent development and retention.
Compensation and Benefits: To recruit and retain the best and brightest talent, we have established a top-tier benefits package, which includes competitive salaries and performance-based incentives. We also offer full-time employees the opportunity to participate in retirement benefits through a company-sponsored 401(k) account which includes a generous company match. Our total compensation and benefits package is designed to stay competitive and to assist in achieving our goals of attracting, rewarding, and retaining employees by always focusing on employees and their families first. We also offer our employees paid time off and an Employee Assistance Program which is a comprehensive network of accredited counselors and other specialized professional who provide support on several issues, including mental health, relationships, wellbeing, stress and personal finances. In 2023, we are launching a volunteer PTO program through which employees will receive PTO to volunteer with organizations or causes that are important to them.
Talent Attraction: We acknowledge the importance of developing and growing a strong and diverse workforce. Our policies and practices support diversity and equality. To help achieve this, we engage a broad range of communication channels, tools, and processes to attract highly capable external candidates to generate an experienced and diverse candidate pool. We also work with universities to attract top candidates in key fields, while seeking to develop its in-house talent and providing opportunities for employees to increase their level of responsibility within the organization. We have also elevated our efforts on minority and veteran recruiting by visiting and recruiting from Historically Black Colleges and Universities, growing existing and seeking new partnerships with groups to provide diverse internships, and attending and recruiting at military job fairs.

Employee Development and Retention: We also recognize that employee engagement, development and talent retention are important factors in maintaining a highly skilled workforce and minimizing time and costs associated with turnover. In addition to the highly competitive compensation and benefits package discussed above, our retention program focuses on valuing employees, their families, and helping each employee have an appropriate work-life balance. To monitor this balance and other aspects of engagement, we seek candid feedback from employees via an annual employee engagement survey. The results are aggregated and then used by management to continually improve our culture and retain our employees. We also offer tuition reimbursement opportunities for those who wish to further their education. These efforts help employees pursue career paths that are both interesting and rewarding, and will also assist in their pursuit of their individual goals, while at the same time helping to develop robust talent pipelines that support broader company succession planning efforts.
Diversity, Equity and Inclusion: We work to foster an environment in which each person can thrive. This includes treating everyone with respect, valuing diversity, and fostering safe and inclusive environments. Warrior's Code of Business Conduct and Ethics and Human Rights Policy promote and support diversity by offering a workplace in which people are protected from harassment and discrimination based on gender, race, age, sexual orientation, and other factors. Employees have the right and are empowered to report issues via several reporting channels, including our third party-managed confidential employee hotline should they wish to remain anonymous. As of year-end 2022, our Board was 33% female and 17% racially and/or ethnically diverse. At the end of 2022, more than 18% of our workforce was racially or ethnically diverse, while almost 5% of the workforce is made up of women.
Human Rights: Respect for human rights is a fundamental value, and we are committed to treating employees and stakeholders with dignity, respect, and equality consistent with the United Nations Universal Declaration for Human Rights. In an effort to ensure a safe and inclusive work environment, Warrior has implemented policies and conducts annual training regarding human rights, anti-bullying, harassment, and discrimination.
Community Engagement
We understand the importance of making a difference in our community and that the support of our community is essential to our current and future mining operations. Effectively engaging with members of the community is just as important as mining our premium quality metallurgical coal for our customers around the world. In that spirit, we work to proactively foster constructive relationships that are founded on trust, dialogue, and collaboration for the overall benefit of our community. This includes engagement with local schools, landowners, local government officials, and residents—many of whom are also Warrior employees or their family members. Our External Affairs group works and engages with trade associations, community partners, non-governmental organizations (NGOs) and nonprofit organizations to provide helpful information and expertise regarding the Company and industry. In 2022, we contributed over one million dollars to local nonprofits through sponsorships and other donations. In 2023, our new volunteer PTO benefit will be available to all full-time employees to enable them to provide hands-on assistance to organizations or causes that are important to them throughout each year.
Governance
Our Board oversees our policies, creating strategies and initiatives that embrace ESG matters. The Board's Nominating and Corporate Governance Committee has responsibility for developing our Corporate Governance Guidelines, recommending qualified Board candidates and overseeing evaluation of the Board and our management team. Additionally, all four Board Committees (Nominating and Corporate Governance, Audit, Compensation, and Sustainability, Environmental Health and Safety) play specific and important roles in setting the tone by providing oversight for and fostering a culture of strong corporate governance, ethics, and compliance as described in the charters on our website.
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
In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977 (together, the “Black Lung Benefits Act”), each as amended, and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung claims of any of our employees. From June 1, 2018 to May 31, 2020, the Company had a deductible policy where the Company was responsible for the first $0.5 million for each black lung claim from any of our employees. Beginning on June 1, 2020, the Company has a deductible policy where the Company is responsible for the first $1.0 million for each black lung related claim from any of our employees.
We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $8.6 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security of at least 120 percent of their projected black lung liabilities. The changes in the estimated claims to be paid or changes in the amount of collateral required by the DOL may have a greater impact on our profitability and cash flows in the future. Under the Black Lung Benefits Act, as amended, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are responsible for medical and disability benefits for black lung disease under federal law."
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
Before a SMCRA permit is issued, a mine operator must submit a bond or otherwise secure the performance of reclamation obligations. The Abandoned Mine Land Fund, which is part of SMCRA, imposes a general funding fee on all coal produced. The proceeds are used to reclaim mine lands closed or abandoned prior to 1977. On November 15, 2021, the Abandoned Mine Land Program was extended through September 2034.

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
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced or have since announced that they would either limit or no longer accept self-bonding to secure reclamation obligations under the state mining laws. Although the Policy Advisory was rescinded in October 2017, some states may be reluctant to approve self-bonding arrangements. This may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. These actions, individually and collectively, may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2022, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $41.2 million, $18.6 million for black lung liabilities and $4.2 million for miscellaneous purposes.
Climate Change
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of GHGs, such as carbon dioxide and methane. Some of our operations directly emit GHGs. Further, the products that we produce result in the release of carbon dioxide into the atmosphere by end-users. Laws and regulations governing emissions of GHGs have been adopted by foreign governments (including the European Union and member countries), U.S. Congress and regulatory agencies, individual states in the U.S. and regional governmental authorities. In particular, in August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, fossil fuel energy products. Also, almost one-half of U.S. states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Further, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures.
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
In addition, in August 2015, the EPA announced three separate, but related, actions to address carbon dioxide pollution from power plants, including final Carbon Pollution Standards for new, modified and reconstructed power plants, a final Clean Power Plan to cut carbon dioxide pollution from existing power plants, and a proposed federal plan to implement the Clean Power Plan emission guidelines. However, on March 28, 2017, the Trump Administration issued an executive order directing the EPA to review all three actions and, if appropriate, initiate a rulemaking to rescind or revise the rules consistent with the stated policy of promoting clean and safe development of the nation’s energy resources, while at the same time avoiding regulatory burdens that unnecessarily encumber energy production. Accordingly, on July 8, 2019, the EPA published a final replacement rule that would "reduce the compliance burden" of the Clean Power Plan. On January 19, 2021, the D.C. Circuit Court of Appeal vacated the replacement rule and remanded the rulemaking to the EPA for further proceedings. On February 12, 2021, the EPA clarified that states are not required to take any actions to develop or submit plans under the Clean Power Plan or the now-vacated replacement rule. Also, on June 30, 2022, the Supreme Court ruled that the Clean Power Plan's generation shifting approach for emission reductions was not authorized by section 111(d) of the Clean Air Act. The EPA is working on new rules to limit carbon emissions from power plants, which, depending on the requirements, could have a material adverse impact on the demand for thermal coal nationally. While the above power plant rules do not affect our marketing of met coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Demand for met coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties (as defined below) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to "accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies." Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for met coal, natural gas, and other fossil fuel products.
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
Clean Water Act
The federal CWA and corresponding state and local laws and regulations affect our operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. CWA requirements that may directly or indirectly affect our operations include the following:
•Water Discharge. The CWA and corresponding state laws affect our operations by imposing restrictions on discharges of wastewater into creeks and streams. These restrictions, more often than not, require us to pre-treat the wastewater prior to discharging it. Permits requiring regular monitoring and compliance with effluent limitations and reporting requirements govern the discharge of pollutants into regulated waters. Our mining operations maintain water discharge permits as required under the NPDES program of the CWA. We believe that we have obtained all permits required under the CWA and corresponding state laws and are in substantial compliance with such permits. However, new requirements under the CWA and corresponding state laws may cause us to incur significant additional costs that could adversely affect our operating results. We are in material compliance with our current permits; however, there can be no guarantee that we will be able to meet new or future standards with respect to our permit applications.

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
 Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules expanding the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then, on April 21, 2020, the EPA and the USACE published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on December 30, 2022, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. Meanwhile, in October 2022, the Supreme Court heard oral argument in a case addressing the proper test for determining whether wetlands are "waters of the United States." This case would provide much needed clarification, as confusion over the scope of CWA jurisdiction has led to significant permitting delays, litigation, and uncertainty in the mining industry.
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
Comprehensive Environmental Response, Compensation and Liability Act
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws affect our met coal mining operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, the universe of materials and substances governed by CERCLA is broader than “hazardous waste” and as such even non-hazardous wastes can, in certain circumstances, contain hazardous substances, which if released into the environment are governed by CERCLA. Alabama’s version of CERCLA mirrors the federal version with the important difference that there is no joint and several liability. Liability is consistent with one’s contribution to the contamination. In addition, the disposal, release or spilling of some products used by coal companies in operation, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries, sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located.
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

Risks Related to Our Business

•The Russia-Ukraine war may adversely affect our business due to the impact on the global economy, including significant market disruptions that may lead to increased volatility in the price of certain commodities;

•Deterioration in global economic conditions, including the impacts of global pandemics, such as the COVID-19 pandemic, and inflation on our business, may adversely affect our business, results of operations and cash flows and if we fail to implement our business strategies successfully, our financial performance could be harmed;

•We may be unsuccessful or delayed in developing Blue Creek, which could significantly affect our operations and/or limit our long-term growth;

•If transportation for our met coal is disrupted, unavailable or more expensive for our customers, our ability to sell met coal could suffer;

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

Risks Related to Our Industry

•Substantially all of our revenues are derived from the sale of met coal and our business may suffer from a substantial or extended decline in met coal pricing and demand or other factors beyond our control. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows;

•Met coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline;

•Negative views with respect to environmental and social matters and related governance considerations could harm the perception of our Company by certain investors, environmental and climate change activist groups and financial institutions, including banks and insurance companies, adversely affecting our ability to obtain financing and insurance coverage, among others;

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

•The transition from LIBOR to SOFR may affect our financial results;

Risks Related to the Ownership of our Common Stock

•The market price of our common stock may fluctuate significantly and investors in our common stock could incur substantial losses;

•Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the indenture governing the Notes (the "Indenture"), and will be on the sole discretion of the Board and will also depend on many factors;
•Our common stock is subject to the 382 Transfer Restrictions (as defined below) under our certificate of incorporation and the Amended Rights Agreement (as defined below) which are intended to prevent a Section 382 "ownership change," which if not complied with, could result in the forfeiture of such stock and related dividends or substantial dilution of the stock ownership, respectively; and
•Delaware law and our charter documents may impede or discourage a takeover or change of control, which could adversely affect the price of our common stock.

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
Our activities may be adversely affected by global pandemics, including the ongoing COVID-19 pandemic, which may prevent us from meeting our targeted production levels and/or executing our planned development initiatives (including, but not limited to, the development of Blue Creek), negatively impact our customers’ demand for met coal and their ability to honor or renew contracts, adversely affect the health and welfare of Company personnel or prevent our vendors and contractors from performing normal and contracted activities.

The extent to which the COVID-19 pandemic, or any other global pandemic, will ultimately affect our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. The COVID-19 pandemic has resulted, and may continue to result, in disruptions to economic and industrial activity worldwide. Though the global impact of COVID-19 continues to evolve and remains highly uncertain, COVID-19 may ultimately cause a significant decline in global steel production and, in turn, reduce demand for met coal. We are highly dependent on the global steel industry. Our sales are primarily derived from coal shipments to customers located in regions that are, or may become, heavily affected by the COVID-19 pandemic, particularly Asia and Europe. Not only is steel production in these regions at risk of decline, but we may also face additional challenges in the event that transportation restrictions are put in place that affect our ability to deliver coal to our customers in these regions. These factors may influence our customers’ ability to honor or renew their contracts.

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

Demand for met coal depends on domestic and foreign steel demand. As a result, if economic conditions in the global steelmaking industry deteriorate as they have in past years, the demand for met coal may decrease. In addition, the global financial markets have been experiencing volatility and disruption over the last several years including, due to the COVID-19 pandemic. These markets have experienced, among other things, volatility in security prices, commodities and currencies, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. Weaknesses in global economic conditions have had an adverse effect and could have a material adverse effect on the demand for our met coal and, in turn, on our sales, pricing and profitability.

In addition, future governmental policy changes in foreign countries may be detrimental to the global coal market. For example, the Chinese government has from time to time implemented regulations and promulgated new laws or restrictions, such as the unofficial ban on Australian coal in November 2020, on their domestic coal industry, sometimes with little advance notice, which has impacted worldwide coal demand, supply and prices. The ban on Australian coal has significantly impacted the global met coal market in recent years. This unofficial ban was lifted in January 2023. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions with the steel, coal and coal-fired power sectors. It is possible that policy changes from foreign countries may be detrimental to the global coal markets and, thus, impact our business, financial condition or results of operations.

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
We typically sell our met coal under fixed supply contracts primarily with indexed pricing terms that vary and volume terms of one to three years and are therefore exposed to commodity price risk on our sales.
Sales commitments in the met coal market are typically not long-term in nature and are generally no longer than one to three years in duration. Globally the market is evolving to shorter term pricing. Many of our met coal supply agreements are priced on the basis of a variety of indices, where prices are determined on or before shipment by averaging the leading spot indexes reported in the market. As a result, our sales are subject to fluctuations in market pricing and we are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. To limit this exposure, to the extent we are able, we have, and will continue to, incorporate economic hardship clauses in our sales contracts. However, there can be no assurances we will be able to mitigate such conditions as they arise. Met coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future given the rapid increase of the last few years and the sharp decline in the second half of 2019. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, results of operations, cash flows and ability to pay dividends to our stockholders.

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

For the year ended December 31, 2022, we derived approximately 58.6% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our met coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing met coal from us, reduce the quantity of met coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our met coal due to market, economic or competitive conditions, including effects from the COVID-19 pandemic. If any of our major customers were to significantly reduce the quantities of met coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell met coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
If we fail to implement our business strategies successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategies. We may not be able to implement our business strategies successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service any debt we incur in the future may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategies, including the development of Blue Creek, could also be affected by a number of factors beyond our control, such as global economic conditions (including effects of the COVID-19 pandemic), met coal prices, domestic and foreign steel demand, inflation and environmental, health and safety laws and regulations.

A key element of our business strategy involves increasing production at our existing mines and developing Blue Creek recoverable reserves in a cost-efficient manner. As we expand our business activities, there will be additional demands on our financial, technical, operational and management resources. These aspects of our strategy are subject to numerous risks and uncertainties, including:

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

The development of Blue Creek will require substantial capital expenditures that we may not recover. In addition, during our development of Blue Creek we will face numerous financial, regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays in, or unexpectedly increase the costs associated with, the completion of Blue Creek. Accordingly, we may not be able to complete the development of Blue Creek on schedule, at the budgeted cost or at all, and any such delays or increased costs could have a material adverse effect on our financial condition, results of operations or cash flows. We incurred approximately $47.1 million in spend on the development of Blue Creek in 2022 and expect to invest approximately $225.0 to $250.0 million in 2023. Our planned development of Blue Creek involves numerous risks, including, but not limited to, the following:

•uncertainties in the national and worldwide economy and the price of met coal;

•our ability to obtain additional debt and/or equity financing to fund the development, permitting, construction and mining activities of Blue Creek on terms that are acceptable to us, or at all;

•difficulties or delays in securing federally owned mineral leases within the mine plan;

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

Transportation costs represent a significant portion of the total cost of met coal to be delivered to our customers and, as a result, the cost of delivery is a factor in a customer’s purchasing decision. Overall price increases in our transportation costs could make our met coal less competitive with the same or alternative products from competitors with lower transportation costs. We typically depend upon overland conveyor, trucks, rail or barges to transport our products. Disruption or delays of any of these transportation services due to weather-related problems, which are variable and unpredictable, strikes or lock-outs, accidents, infrastructure damage, governmental regulation, third-party actions, lack of capacity or other events beyond our control, such as the COVID-19 pandemic, could impair our ability to supply our products to our customers and result in lost sales and reduced profitability. In addition, increases in transportation costs resulting from emission control requirements and fluctuations in the price of gasoline and diesel fuel, could make met coal produced in one region of the United States less competitive than met coal produced in other regions of the United States or abroad.

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
We are currently in the process of testing alternative outbound logistics routes in order to increase transportation and vessel shipping optionality but we cannot provide any assurance that we will be able to reduce our transportation risks.
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

Work stoppages, such as the strike initiated by the UMWA in April 2021, labor shortages and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs.
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

New and existing tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for met coal, material changes in the pricing of met coal, limits on trade with the United States or other potentially adverse economic outcomes. While we have historically been successful at managing the impacts of trade barriers on our business, we cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.
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
In addition, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of met coal reserves, as well as other activities related to our businesses. We own and operate some of these systems and applications while others are owned and operated by our third-party service providers. In the ordinary course of our business, we and our service providers collect, process, transmit and store data, such as proprietary business information and personally identifiable information. As our dependence on digital technologies has increased, the risk of cyber incidents, including both deliberate attacks and unintentional events, also has increased. A cyber-attack may involve persons gaining unauthorized access to our digital systems for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption.
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

We rely on the met coal production from our two active met coal mines for substantially all of our revenues. For the year ended December 31, 2022, revenues from the sale of met coal accounted for approximately 98.2% of our total revenues. As noted above, demand for met coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. The COVID-19 pandemic has adversely affected the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. Any economic downturn (including any downturn related to the COVID-19 pandemic or another global pandemic) could adversely affect demand for our met coal and contribute to volatile supply and demand conditions affecting prices and volumes. In addition, the ability of our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of control measures taken by us, other businesses and the government to curtail the spread of the virus, which may significantly affect the demand for met coal. When steel prices are lower, the prices that we charge steelmaking customers for our met coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to met coal.
All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area.

All of our mining operations are geographically concentrated in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions in production caused by significant governmental regulation, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, curtailment of production, extreme weather conditions, natural disasters, pandemics (such as the COVID-19 pandemic) or interruption of transportation or other events that impact Alabama or its surrounding areas. If any of these factors were to impact Alabama more than other met coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies with operations in unaffected regions or that have a more geographically diversified asset portfolio.
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
We have also seen adverse geological conditions in the mines, such as variations in met coal seam thickness, variations in the competency and make-up of the roof strata, fault-related discontinuities in the met coal seam and the potential for ingress of excessive amounts of natural gas or water. Such adverse conditions may increase our cost of sales and reduce our profitability and may cause us to decide to close a mine. Any of these risks or conditions could have a negative impact on our financial condition, results of operations and cash flows.

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
As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain environmental, contamination and pollution risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
We also may incur costs and liabilities resulting from claims for damages to property or injury to persons arising from our operations. We must compensate employees for work-related injuries. If we do not make adequate provision for our workers’ compensation and black lung liabilities, or we are pursued for applicable sanctions, costs and liabilities, our operations and profitability could be adversely affected. Certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under federal law and are insured beginning April 1, 2016 for claims made by or on behalf of any of our employees. As a result of our limited operating history as a stand-alone company, the DOL required us to provide insurance coverage rather than be self-insured for these obligations.
The number and quality of viable financing alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions associated with concerns about environmental impacts of carbon based fuels. Negative views with respect to environmental and social matters and related governance considerations could result in a low ESG or sustainability score and could harm the perception of our Company by certain investors and activists or result in the exclusion of our securities from consideration by those investors. In addition, there are fewer insurance companies willing to provide line of business coverages related to ESG concerns which can result in higher company premiums and retained losses.
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of GHGs, such as carbon dioxide and methane. Some of our operations, such as methane release resulting from met coal mining, directly emit GHGs.
Certain financial institutions, including banks and insurance companies, have taken actions to limit available financing, insurance and other services to entities that produce or use fossil fuels. Increasingly, the actions of such financial institutions and insurance companies are based upon non-standardized ESG or "sustainability" scores, ratings and benchmarking studies provided by various organizations that assess corporate governance related to environmental and social matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and stockholders. Further, there have been efforts in recent years by members of the general financial and investment communities, including investment advisors, sovereign wealth funds, public pension funds, universities, other institutional investors and activists, to divest themselves and to promote the divestment of securities issued by companies involved in carbon based fuels or that have low ratings or scores in studies and assessments of the type noted above, including coal producers. These entities also have been pressuring lenders to limit financing available to such companies. Companies in the energy industry, and in particular those focused on coal, natural gas or petroleum extraction and refining, often perform worse under ESG assessments compared to companies in other industries. These may have adverse consequences including, but not limited to:
•restricting our ability to access capital and financial markets in the future;
•excluding our securities from the portfolios of certain investment funds and investors;
•reducing the demand and price for our equity securities;
•increasing the cost of borrowing;
•causing a decline in our credit ratings;
•reducing the availability, and/or increasing the cost of, third-party insurance;
•increasing our retention of risk through self-insurance;
•making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
•limiting our flexibility in business development activities such as the development of Blue Creek, mergers, acquisitions or divestitures.

Moreover, while we may publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events, or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters.
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
Each of these factors may vary considerably from the assumptions used in estimating the reserves. As a result, estimates of the quantities and qualities of economically recoverable met coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers or by the same engineers at different times may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations may vary materially from estimates. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower-than-expected revenues and/or higher than expected costs.
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

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the acquisition of certain assets of Walter Energy for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the DOL. As of December 31, 2022, we have posted $18.6 million in surety bonds and $8.6 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $2.1 million that was acquired in the acquisition of certain assets of Walter Energy. We received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security of at least 120 percent of their projected black lung liabilities. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2022 were $30.3 million (net of the black lung trust). In future years, the DOL could require us to increase the amount of the collateral which could negatively impact our cash flows.
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
•workers’ compensation;
•black lung disease;
•reclamation and restoration of property; and
•environmental laws and regulations, including those related to GHGs and climate change, air quality, water quality, stream and surface water quality and protection, management of materials generated by mining operations, the storage, treatment and disposal of wastes, protection of plant and wildlife such as endangered species, protection of wetlands and remediation of contaminated soil and groundwater.
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
The Mine Act and the MINER Act impose stringent health and safety standards on mining operations. Regulations that have been adopted under the Mine Act and the MINER Act are comprehensive and affect numerous aspects of mining operations, including training of mining personnel, mining procedure, the equipment used in emergency procedures, and other matters. Alabama has a similar program for mine safety and health regulation and enforcement. The various requirements mandated by law or regulation can place restrictions on our methods of operations, and potentially lead to fees and civil penalties for the violation of such requirements, creating a significant effect on operating costs and productivity.
In addition, federal, state or local regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our met coal sales contracts generally permit us to issue force majeure notices, which suspend our obligations to deliver met coal under these contracts; however, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase met coal from third-party sources, if available, to fulfill these obligations or incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, and the extension of time for delivery or the termination of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.
 Increased focus by regulatory authorities on the effects of coal mining on the environment and recent regulatory developments related to coal mining operations, including the federal leasing program, could increase our costs to receive new permits to mine met coal, make it more difficult to comply with our existing permits to mine coal or to obtain federal land and mineral leases, or otherwise adversely affect us.
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
Section 404 of the Clean Water Act (“CWA”) requires mining companies to obtain USACE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other met coal mining companies, our construction and mining activities require Section 404 permits. The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the CWA has been the subject of many court cases and increased regulatory oversight, resulting in additional permitting requirements that are expected to delay or even prevent the opening of new mines. For example, in recent years, regulators have adopted more stringent water quality standards for materials such as selenium. We have begun to incorporate these new requirements into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.
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
Recent regulatory actions and court decisions have created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, in response to Supreme Court decisions discussing the scope of CWA jurisdiction, the EPA and the USACE jointly promulgated final rules expanding the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then on April 21, 2020, the EPA and the USACE published a replacement rule that would have significantly reduced the scope of waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on December 30, 2022, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. Meanwhile, in October 2022, the Supreme Court heard oral argument in a case addressing the proper test for determining whether wetlands are "waters of the United States." This case could provide much needed clarification, as confusion over the scope of CWA jurisdiction has led to significant permitting delays, litigation, and uncertainty in the mining industry.
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
Regulation of air emissions, including GHG emissions, could increase our operating costs and impact the demand for, price of and value of our products.

The federal Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. Increased regulation of air emissions could increase our operating costs and impact the demand for, price of and value of our products.

Additionally, climate change continues to attract public and scientific attention, and increasing attention by government as well as private businesses is being paid to reducing GHG emissions. There are three primary sources of GHGs associated with the met coal industry. First, the end use of our met coal by our customers in steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in met coal production and to transport our met coal to our customers is a source of GHGs. Third, met coal mining itself can release methane, which is considered to be a more potent GHG than CO2, directly into the atmosphere. These emissions from met coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate.

There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including international treaty commitments and new foreign, federal and state legislation and regulations, that may impose carbon emissions taxes or fees, incentivize emission reductions, or establish a “cap and trade” program. In particular, in August 2022, President Biden signed the IRA into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. Also, at the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“Conference of Parties”) in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHG. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow

Climate Pact calls upon the parties to “accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies.”
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
Increasing attention to climate change risk has also resulted in a recent trend of governmental investigations and private litigation by local and state government agencies as well as private plaintiffs in an effort to hold companies accountable for the effects of climate change. Claims have been made against certain companies alleging that GHG emissions constitute a public nuisance under federal and/or state common law. Private individuals or public entities may seek to enforce environmental laws and regulations against us and could allege personal injury, property damages or other liabilities. While we are not a party to any such litigation, we could be named in actions making similar allegations. An unfavorable ruling in any such case could significantly impact our operations and could have an adverse impact on our financial condition.
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
President Biden's regulatory agenda, and a closely divided Congress, creates some regulatory uncertainty for the coal mining industry. Changes in mining or environmental laws could increase costs and harm our business, financial condition and results of operations.

President Biden’s regulatory agenda, as well as a closely divided Congress, creates some regulatory uncertainty in the coal mining industry. President Biden has indicated that he is supportive of various programs and initiatives designed to, among other things, curtail climate change, clean up abandoned mines, and “green” the mining industry. In fact, during his first week in office, President Biden issued several executive orders to, among other things, make climate considerations an essential element of U.S. policy. Also, in August 2022, he signed into law the IRA, which provides billions of dollars in incentives for the development of renewable energy. However, he has also called for heavy investment in infrastructure projects, many of which require the use of steel. Indeed, on November 15, 2021, President Biden signed the Infrastructure Investment and Jobs Act, which invests billions of dollars in new funding to repair roads and bridges, expand and modernize rail service, and support other infrastructure projects. It remains unclear what other actions President Biden will take to implement his policy initiatives, and what support he will have for any potential legislature from Congress. Further, it is uncertain to what extent any new mining or environmental laws or regulations, or any repeal of existing mining or environmental laws or regulations, may affect our coal mining operations. However, such actions could materially increase our costs or impair our ability to explore and develop other mining projects, which could materially harm our business, financial condition and results of operations.

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
As of December 31, 2022, we had approximately $335.7 million of outstanding indebtedness (consisting of $310.6 million of Notes, net of $8.0 million in unamortized debt discount and debt issuance costs and $33.1 million of financing lease obligations), all of which are secured, and $123.3 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
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
•prevent us from raising the funds necessary to repurchase all of the Notes tendered to us upon the occurrence of certain changes of control, which failure to repurchase would constitute a default under the Indenture;
•make it more difficult for us to satisfy our obligations with respect to our indebtedness, including the Notes, and any failure to comply with the obligations of any of our debt instruments, including restrictive covenants and borrowing conditions, could result in an event of default under the Indenture and the agreements governing other indebtedness;
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
In addition, our ABL Facility and the Indenture contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.
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
If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including the ABL Facility and the Indenture, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, results of operations and financial condition and could negatively impact our ability to satisfy our obligations under the Notes.
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
As of December 31, 2022, we had approximately $335.7 million of total debt outstanding (consisting of $310.6 million of Notes, net of $8.0 million in unamortized debt discount and debt issuance costs, and $33.1 million of financing lease obligations). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2022, the Company had no amounts drawn under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2022, the Company had $123.3 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit issued and outstanding at such time). Although covenants under the Indenture and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the Indenture and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
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
The ABL Facility and the Indenture contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries ability to, among other things:
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
The need to maintain capacity for required letters of credit could limit our ability to provide financial assurance for self-insured obligations and negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

Our ABL Facility includes, among other things, provisions that provide for the issuance of letters of credit. Obligations secured by letters of credit may increase in the future. If we do not maintain sufficient borrowing capacity under our ABL Facility, we may be unable to provide financial assurance for self-insured obligations and could negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
Borrowings under our ABL Facility are at variable rates of interest and are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement, and therefore expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

The transition from LIBOR to SOFR may affect our financial results.

The United Kingdom Financial Conduct Authority (“FCA”), which regulates LIBOR, announced that the FCA would not compel banks to submit rates for the calculation of LIBOR after 2021 (the “FCA Announcement”). Following the FCA Announcement, the Alternative Reference Rates Committee (the “ARRC”), the working group backed by the United States Federal Reserve and tasked with recommending a replacement for U.S. dollar LIBOR, formally recommended the CME Group’s forward-looking Secured Overnight Financing Rate (“SOFR”) term rates for one-, three- and six-month tenors to replace U.S. dollar LIBOR as the successor benchmark rate, subject to the spread adjustment recommended by the ARRC. The transition from LIBOR to SOFR may result in financial market disruptions and increases in benchmark rates, resulting in increased financing costs to us, any of which could negatively impact the interest expenses associated with any future borrowings under the ABL Facility (which borrowings under the ABL Facility are based on SOFR as discussed under “Description of Other Indebtedness—Amendment and Restatement of ABL Facility”), and have an adverse effect on our business, results of operations, financial condition, and the market price of our common stock.
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
During 2018, we continued our trend of sustained profitability, recording a pre-tax profit of $471.0 million for the year. During the fourth quarter of 2018, after considering all relevant factors, we concluded that our deferred income tax assets were more likely than not to be realized. In evaluating the likelihood of utilizing our net deferred tax assets, the significant relevant factors that we considered were: (1) our recent history of profitability; (2) growth in the U.S. and global economies; (3) estimate of future HCC prices; (4) we moved from a three-year cumulative loss position to a cumulative income position for the first time since we established the full valuation allowance; and (5) future impact of taxable temporary differences. Based on this evaluation, at December 31, 2018, we released our valuation allowance against our net deferred income tax assets, primarily resulting in the $225.8 million benefit in our provision for income taxes. As of December 31, 2022, we have considered all positive and negative evidence and concluded that our deferred income tax assets associated with our federal NOLs and general business credit carryforwards remain more likely than not to be realized and a valuation allowance was not required to be recorded.
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the “Act”). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on our Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, in the first quarter of 2021, we remeasured our Alabama deferred income tax assets and liabilities and recorded a non-cash income tax benefit of $22.9 million. Additionally, we determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, we established a non-cash valuation allowance of $46.0 million against such deferred income tax assets. At December 31, 2022, we have a valuation allowance against our state deferred income tax assets of approximately $41.4 million.
Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change, an adjustment by a tax authority or changes in state and federal tax legislation. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), a company is generally allowed a deduction for NOLs against its federal taxable income. At December 31, 2022, we had federal and state NOLs of approximately $122.1 million and $951.7 million, respectively. In addition, we have approximately $23.4 million of general business credit carryforwards. These NOLs and income tax credit carryforwards collectively represent a deferred tax asset of approximately $57.1 million, net of the valuation allowance.
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

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Amended Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” The 382 Transfer Restrictions were originally set to expire in April 2020. Pursuant to the first amendment to the certificate of incorporation approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on April 23, 2019, the Company effected a three-year extension of the 382 Transfer Restrictions until April 19, 2023, which became effective on March 18, 2020 upon the filing of a certificate of amendment setting forth such amendment with the Secretary of State of the State of Delaware. Pursuant to the second amendment to the certificate of incorporation approved by the Company's stockholders at the Company's Annual Meeting of Stockholders held on April 26, 2022, the Company effected a further extension of the 382 Transfer Restrictions until April 19, 2026. In addition, on February 14, 2020, we adopted an NOLs rights agreement, which was amended on March 4, 2022 (the “Rights Agreement,” and as amended, the "Amended Rights Agreement"), to supplement the 382 Transfer Restrictions through April 19, 2026. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended Rights Agreement.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions or the Amended Rights Agreement that may cause an ownership shift. In doing so, we expect to first perform the calculations necessary to confirm that our ability to use our NOLs and other federal income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, the Board may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions and the Amended Rights Agreement, if such transaction is determined not to be detrimental to the utilization of our NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our NOLs and other federal income tax attributes. For more information, see “-Risks Related to the Ownership of Our Common

Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”
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
Any declaration and payment of future dividends to holders of our common stock or stock repurchases will depend on future financial performance and may be limited by restrictive covenants of our ABL Facility and the Indenture, and will be at the sole discretion of the Board and will also depend on many factors.

Our ability to declare future dividends and make future share repurchases will depend on our future financial performance, which in turn depends on the successful implementation of our strategy and on financial, competitive, regulatory, technical and other factors, general economic conditions, demand and selling prices for our products and other factors specific to our industry, many of which are beyond our control. Therefore, our ability to generate cash depends on the performance of our operations and could be limited by decreases in our profitability or increases in costs, regulatory changes, capital expenditures or debt servicing requirements.

In addition, any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the Indenture, and will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, borrowing availability under our ABL Facility, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board deems relevant. The terms of our ABL Facility and the Indenture may restrict our ability to pay cash dividends on our common stock. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. Furthermore, we are permitted under the terms of our ABL Facility and the Indenture to incur additional indebtedness, the terms of which may severely restrict or prohibit the payment of dividends and the associated debt service may impact our ability to satisfy the conditions for paying dividends under our ABL Facility and the Indenture. The agreements governing our current and future indebtedness may not permit us to pay dividends on our common stock.

Accordingly, the Company cannot make any assurance that future dividends will be paid or future repurchases will be made.
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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. In addition, the issuance of such preferred stock could make it more difficult for a third party to acquire us. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock. On February 14, 2020, the Company entered into the Rights Agreement, which was amended on March 4, 2022 to extend the expiration date to April 19, 2026 and increase the exercise price to $56.00. In connection with the adoption of the Rights Agreement, the Board approved a certificate of designations of Series A Junior Participating Preferred Stock (as defined below) designating 140,000 shares of preferred stock, which was filed on February 14, 2020 with the Secretary of State of the State of Delaware and became effective on such date. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Designation of Series A Junior Participating Preferred Stock.”
Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Amended Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related dividends or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.
Our certificate of incorporation contains certain transfer restrictions on our shares, which we refer to as the “382 Transfer Restrictions.” The 382 Transfer Restrictions are intended to prevent the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 of the Code that could limit or eliminate our ability to utilize significant NOLs and other federal income tax attributes under and in accordance with the Code and regulations promulgated by the IRS. In 2022, the 382 Transfer Restrictions were amended to expire on April 19, 2026.
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

On February 14, 2020, we adopted the Rights Agreement, which was amended on March 4, 2022 to extend the expiration date to April 19, 2026 and increase the exercise price to $56.00, to supplement the 382 Transfer Restrictions. In general terms, the Amended Rights Agreement works by imposing a significant penalty upon any person or group that acquires 4.99% or more of the outstanding common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without the approval of the Board. Under the Amended Rights Agreement, from and after February 28, 2020, each share of our common stock carries with it one preferred share purchase right until the earlier of the date when the preferred share purchase rights become exercisable or expire. The Amended Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the outstanding common stock but do own 4.99% or more in value of the Company’s outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Amended Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended Rights Agreement."

The 382 Transfer Restrictions and the Amended Rights Agreement may make our stock less attractive to large institutional holders and limit the price that investors might be willing to pay for shares of our common stock and otherwise have an adverse impact on the market for our common stock. In addition, these restrictions could discourage a third party from proposing a change of control or other strategic transaction concerning the Company or otherwise have the effect of delaying or preventing a change of control of the Company that other stockholders may view as beneficial. Because of the complexity of applying Section 382, and because the determination of ownership for purposes of Section 382 does not correspond to SEC beneficial ownership reporting on Schedules 13D and 13G, stockholders and potential acquirers of our securities should consult with their legal and tax advisors prior to making any acquisition of our securities that could implicate the 382 Transfer Restrictions.

We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.

Under the 382 Transfer Restrictions that are contained in our certificate of incorporation and the Amended Rights Agreement, our 4.99% stockholders will effectively be required to seek the approval of, or a determination by, the Board before they engage in certain transactions involving our common stock. Furthermore, we could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 4.99% stockholders without impairing the use of our federal income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 4.99% to become 4.99% stockholders, resulting in those stockholders’ having to either disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions or seek the approval of, or a determination by, the Board before they could engage in certain future transactions involving our common stock.
Provisions in our certificate of incorporation and bylaws and Delaware law, as well as the Amended Rights Agreement, make it more difficult to effect a change in control of the Company, which could adversely affect the price of our common stock.
The existence of some provisions in our certificate of incorporation and bylaws and Delaware corporate law, as well as the Amended Rights Agreement, could delay or prevent a change in control of our company, even if that change would be beneficial to our stockholders. Our certificate of incorporation and bylaws contain provisions that may make acquiring control of our company difficult, including:
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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We operate two underground mines based in Alabama, Mine No. 4 and Mine No. 7 and own property in Alabama for the development of the Blue Creek mine. Mine No 4. and Mine No. 7 are deep underground mines with a long history of operations as discussed in further detail below. Mine No. 4, Mine No. 7 and Blue Creek were considered material properties. Our mining operations also consist of other surface met and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating.
Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of the our most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.
As used in this Annual Report on Form 10-K, the terms "mineral resource," "measured mineral resource," "indicated mineral resource," "inferred mineral resource," "mineral reserve," "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as "mineral reserves" unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. As such, you are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Likewise, you are cautioned not to assume that all or any part of measured and indicated mineral resources will ever be converted to mineral reserves.
Technical Report Summary
The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the technical report summaries ("TRS") relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report on Form 10-K.
Overview and Highlights
As of December 31, 2022, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, we had estimated reserves totaling 166.2 million metric tons and estimated mineral resources exclusive of reserves of 39.2 million metric tons. Mine No. 4 and Mine No. 7, our two operating mines, had approximately 89.0 million metric tons of recoverable reserves and our undeveloped

Blue Creek mine contained 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of in-place mineral resources exclusive of reserves, which total 107.4 million metric tons.
The following map shows the major locations of our mining operations.

Blue Creek Mine No. 1
ALABAMA
Mine No. 4
North Portal
Jefferson
Mine No. 7
North Portal
Tuscaloosa
Mine No. 7
East Portal
Barge Loading Facility
Mine No. 4 & Prep. Plant
Mine No. 7 & Prep. Plant
Central Shop & Central Supply
Training Center
Mine No. 5 Prep. Plant
Central Lab
Central Mining Office
Huntsville
Birmingham
Montgomery
Mobile
Tuscaloosa
Brookwood
Northport
Interstate Highways
US Highways
0
50 KM
50 Miles

     In addition to our underground and surface mines, we utilize a substantial amount of existing infrastructure which includes administration buildings, a central supply maintenance shop, a central supply warehouse, a training center, a central lab for coal quality testing, and a barge loading facility.
Our operations are located in Tuscaloosa County in central Alabama and our headquarters is in the town of Brookwood, Alabama. The nearest major population centers are Tuscaloosa, Alabama and Birmingham, Alabama. Infrastructure in the areas surrounding our operations are very diverse, well established and robust due to the large populations and current industrial activity in the surrounding metropolitan areas of Birmingham and Tuscaloosa. An international airport is located approximately 30 miles to the east of our operations. Access to all of our properties is via well maintained, paved, two-lane public roads with interstate access in close proximity. All of the primary infrastructure that our operations need to operate (power, water, transportation/roads) is available with reasonable access requirements. All of our operations receive power provided by Alabama Power Company. Our operations also are well serviced by major mining equipment manufacturers, rebuild facilities, and mine supply vendors. Specialized mining service providers including slope, shaft, and preparation plant construction companies are located in the immediate area.
The following table provides the production (in thousands of metric tons) for our operating mines for each of the three years ended December 31, 2022, 2021 and 2020:

	Production
Location/Mine	2022	2021	2020
Alabama:
Warrior Met Coal Mining, LLC
No. 4	1,415	736	1,956
No. 7	4,314	4,349	5,176

Total Alabama	5,729	5,085	7,132

All mining operations are subject to federal and state laws and must obtain permits to operate mines, coal preparation and related facilities, haul roads, and other incidental surface disturbances necessary for mining to occur. Permits generally require that the permittee post a performance bond in an amount established by the regulatory program to provide assurance that any disturbance or liability created during mining operations is properly restored to an approved post-mining land use and that all regulations and requirements of the permits are fully satisfied before the bond is returned to the permittee. Significant penalties exist for any permittee who fails to meet the obligations of the permits including cessation of mining operations, which can lead to potential forfeiture of the bond. We have obtained all mining and discharge permits to operate our mines and processing loadout or related facilities. As of December 31, 2022, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $41.2 million and $4.2 million for miscellaneous purposes.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $138.9 million, $65.4 million, and $49.5 million, for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

The following table provides the location and quality of our proven and probable mineral reserves as of December 31, 2022.
Summary of Mineral Reserves as of December 31, 2022(1)
(in millions of metric tons)(2)

		Mineral Reserves(3)(5)					Quality (Air-Dried Basis)
Location/Mine	Status of Operation(4)	Proven(3)	Probable(3)	Reserves(3)	Owned	Leased	% Ash	% Sulfur	% VM
Alabama:
No. 4	Production	38.7	0.5	39.2	—	39.2	10.2	0.8	27
No. 7	Production	38.4	11.3	49.7	0.26	49.5	10.2	0.7	22
Blue Creek	Development	42.8	25.4	68.2	11.1	49.7	10.2	0.7	32
Other(6)	Various	9.0	—	9.0	—	—	3.2 - 23.5	.95 - 6.01	N/A

Total		129.0	37.2	166.2	11.4	138.4

Total Warrior Met Coal		129.0	37.2	166.2	11.4	138.4

(1)    The price used and the time frame and point of reference used is discussed in the description of each mine below.
(2) 1 metric ton is equivalent to 1.102311 short tons.
(3)    Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation. The range of met coal sales prices used to assess our Mine No. 4 reserves were based on 98 percent of the average of premium low-vol and mid-vol forecast through 2030 and was held constant beyond that date and varies between $152 to $187 per metric ton. The range of met coal sales prices used to assess our Mine No. 7 reserves were based on 98 percent of the premium low-vol forecast through 2030 and was held constant beyond that date and varies between $156 to $191 per metric ton. The range of met coal sales prices used to assess our Blue Creek reserves were based on the IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $143 to $177 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. Measured resources, which may convert to proven reserves, is based on a 0.25 mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Inferred resources are commonly assumed to be located between 0.75 miles and 3 miles from a point of observation. The mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
(4)    The “Status of Operation” for each mine is classified as follows: Development - an established commercially mineable deposit (reserves) is being prepared for extraction but that is not yet in production. Production - the mine is actively operating. Various - consists of idle mines and mines that are actively operating under third party leases.
(5) See a description of the material mineral reserve estimates for each mine below. Coal reserve tons were estimated at a 10% moisture and represent the saleable product from the property. Our mineral reserves are controlled either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, Mine No. 4 and Mine No. 7 will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All mineral reserves reported are either 100% owned or controlled through lease agreements.
(6)    Our other mines consist of other surface met and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating. The proven and probable mineral reserves for these properties were prepared by McGehee Engineering Corporation.

The following table provides the location and quality of our measured, indicated and inferred mineral resources, exclusive of reserves, as of December 31, 2022.
Summary of Mineral Resources Exclusive of Reserves as of December 31, 2022(1)
(in millions of metric tons)(2)

		Demonstrated Coal Resources				Quality (Air-Dried Basis)
Location/Mine	Status of Operation(3)	Measured	Indicated	Measured + Indicated	Inferred	% Ash	% Sulfur	% VM
Alabama:
Blue Creek	Development	—	39.2	39.2	—	19	1.5	31

Total Alabama		—	39.2	39.2	—

Total Warrior Met Coal		—	39.2	39.2	—

(1)    The price used and the time frame and point of reference used is discussed in the description of Blue Creek below.
(2) 1 metric ton is equivalent to 1.102311 short tons.
(3) The “Status of Operation” for each mine is classified as follows: Development - an established commercially mineable deposit (reserves) is being prepared for extraction but that is not yet in production.
Material Mining Properties
The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the TRS relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report on Form 10-K.
The following table provides a comparison of our material proven and probable mineral reserves as of December 31, 2022 and December 31, 2021:
Summary of Material Mineral Reserves as of December 31, 2022 as compared to December 31, 2021
(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2022	2021	Tons	%
No. 4
Material Reserves(2)
Proven(3)	38.7	38.4	0.3	1%
Probable(3)	0.5	1.0	(0.5)	(50)%
Reserves(2)	39.2	39.4	(0.2)	(1)%
No. 7
Material Reserves(2)
Proven(3)	38.4	39.6	(1.2)	(3)%
Probable(3)	11.3	11.1	0.2	2%
Reserves(2)	49.7	50.7	(1.0)	(2)%
Blue Creek
Material Reserves(2)
Proven(3)	42.8	41.5	1.3	3%
Probable(3)	25.4	21.8	3.6	17%
Reserves(2)	68.2	63.3	4.9	8%

(1)    1 metric ton is equivalent to 1.102311 short tons.
(2)    See a description of the material mineral reserve estimates for each mine below. Coal reserve tons were estimated at a 10% moisture and represent the saleable product from the property.
(3)    Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation.
The Mine No. 4 and Mine No. 7 change in proven and probable mineral reserves and quality is primarily attributable to production and incorporation of additional exploration drilling and associated coal quality data. The Blue Creek change in proven and probable mineral reserves is primarily due to tons previously classified as mineral resources, exclusive of reserves, now qualifying to be classified as a proven and probable reserve.
The following table provides a comparison of our material mineral resources exclusive of reserves as of December 31, 2022 and December 31, 2021:

Summary of Material Mineral Resources as of December 31, 2022 as compared to December 31, 2021
(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2022	2021	Tons	%
Blue Creek
Mineral Resources
Measured	—	—	—	—%
Indicated	39.2	44.9	(5.7)	100%
Measured + Indicated	39.2	44.9	(5.7)	100%

(1) 1 metric ton is equivalent to 1.102311 short tons.
The Blue Creek change in coal resources exclusive of reserves and quality is primarily due to the new rules governing mineral reserves under subpart 1300 of Regulation S-K combined with a significant portion of tons formerly categorized as reserves being reclassified as a resource exclusive of reserves due to variations in coal quality.
Mine No. 4
Mine No. 4 was opened by Jim Walter Resources in 1974 and has been in operation since. In 2015, in connection with the chapter 11 filing by Walter Energy, Mine No. 4 was idled. Upon our acquisition of Mine No. 4 in April 2016, the mine began production. The property has been extensively explored as early as 1916 by subsurface drilling efforts carried out by numerous entities, the majority of which were completed prior to our acquisition of the assets including: by Tennessee Coal, Iron & Railroad Company, U.S. Steel, The Pittsburgh & Midway Coal Mining Company and Walter Energy, Inc. The majority of the drilling was accomplished by means of conventional core hole exploration and air rotary drilling with geophysical logging for coalbed methane wells.
The following shows the current property and facilities layout of Mine No 4.

WARRIOR
MET COAL
N
W
E
S
No. 4 MINE
PORTAL
500 FT
BATH HOUSE
PREPARATION
PLANT
PRODUCTION SHAFT

Mine No 4 is located at approximately 87°19’32” latitude and 33°19’49”N longitude which is approximately 20 miles east of Tuscaloosa, Alabama and 30 miles southwest of Birmingham, Alabama. Access to Mine No. 4 is by State Route 59 ("Lock 17 Road"), a well maintained, paved, two-lane road with interstate access in close proximity to the south, and a short access road to the main entrance of the mine. All of the facilities are in close proximity to high quality, public roads and lie within 2 miles of each other. On site facilities include an administration building, maintenance shop, preparation plant and a stock yard. Mine No. 4 preparation plant services the mine via a skip system which transports extracted coal from an underground bunker to the surface facility. The Mine No. 4 preparation plant has a capacity to process 1,300 raw metric tons per hour.

Rail transportation for the mine sites is provided by CSX railroad and river transportation is available on the Black Warrior River. The rail line and Black Warrior River serves as the primary means of transportation of coal from the mine.

Mine No. 4 is a longwall operation that uses a longwall shearing machine for the extraction of coal at the production face. A chain conveyor is used to remove coal from the longwall face for discharge onto the conveyor belt which then ultimately delivers the coal to a skip system. Development for the longwall is conducted by the extraction of coal from the production faces using continuous miners and haulage using shuttle cars to a feeder-breaker located at the tail of the section conveyor belt. The feeder-breaker crushes large pieces of coal and rock and regulates coal feed onto the mine conveyor. Other supplemental equipment is used in the production, development and maintenance of the mine such as roof-bolting machines, battery scoops, personnel carriers, supply vehicles, belts, high-voltage cables, transformers, etc.

Mine No. 4 has had multiple improvements to the infrastructure by adding new portal facilities in 2019 and 2021. The Mine No. 4 North portal development is expected to be completed in 2023. These facilities have helped to decrease travel time to the active sections, as well as improving the safety of the miners by having shafts closer to the main work areas.

Currently the mine operates a single longwall with advanced features that improves horizon control, dust control, and the latest shield technology for partial automation. The mine routinely updates or rebuilds equipment and during this process, adds the latest safety or production features available. Mine No. 4 preparation plant has also routinely been upgraded with the latest technology. This preparation plant runs the most modern circuits, including an ultrafine coal recovery system. The preparation plant has had numerous upgrades since its original construction, which has helped it to continue to capture a higher percentage of coal with each upgrade. Mine No. 4 preparation plant most recently completed a new fine coal recovery system in 2020, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 4 as of December 31, 2022, was $168.6 million.

As of the filing of this annual report Mine No. 4 is currently active with three continuous mining sections and one longwall. No. 4, inclusive of depleted mine works and future reserve areas, is composed of approximately 46,000 total acres. Of the 46,000 acres, approximately 7,200 are associated with future mining areas. Future mining areas include approximately 6,100 acres of leased mineral holdings and approximately 1,000 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
Mine No. 7

Mine No. 7 was opened by Jim Walter Resources in 1974 and has been in operation since. In connection with the acquisition of certain assets of Walter Energy, we acquired the mineral rights for Mine No. 7 in April 2016. The property has been extensively explored as early 1916 by subsurface drilling efforts carried out by numerous entities, the majority of which were completed prior to our acquisition of the assets including: U.S. Steel, Tennessee Coal, Iron & Railroad Company and Walter Energy. The majority of the drilling was accomplished by means of conventional core hole exploration and air rotary drilling with geophysical logging for coalbed methane wells.

The following shows the current property and facilities layout of Mine No 7.

HOIST/PRODUCTION SHAFT
HOIST/PRODUCTION SHAFT
PREPARATION PLANT
HOIST/SERVICE SHAFT
BATH HOUSE
FAN SHAFT
BELT TO 5 PLANT
500 FT
N
W
E
S
MINE 7
7 WEST PLANT AREA

Mine 7 is located at approximately 87°14’46” latitude and 33°19’35”N longitude which is approximately 20 miles east of Tuscaloosa, Alabama and 30 miles southwest of Birmingham, Alabama. Access to Mine No. 7 is by Hannah Creek road, a well maintained, paved, two-lane road with interstate access in close proximity to the south via Lock 17 Road. All of the facilities are in close proximity to high quality, public roads. On site facilities include an administration building, maintenance shop, preparation plant and a stock yard. Mine No. 7 preparation plant services the mine via skip system which transports extracted coal from an underground bunker to the surface facility. Mine No. 7 also uses the No. 5 preparation plant via an overland conveyor. The Mine No. 7 preparation plant has a capacity to process 1,260 raw metric tons per hour and the Mine No. 5 preparation plant has the capacity to process 900 raw metric tons per hour.
Rail transportation for the mine sites is provided by CSX railroad and river transportation is available on the Black Warrior River. The rail line and Black Warrior River serve as the primary means of transportation of coal from the preparation plants.
Mine No. 7 is a longwall operation that uses a longwall shearing machine for the extraction of coal at the production face. A chain conveyor is used to remove coal from the longwall face for discharge onto the conveyor belt which then ultimately delivers the coal to a skip system. Development for the longwall is conducted by the extraction of coal from the production faces using continuous miners and haulage using shuttle cars to a feeder-breaker located at the tail of the section conveyor belt. The feeder-breaker crushes large pieces of coal and rock and regulates coal feed onto the mine conveyor. Other supplemental equipment is used in the production, development and maintenance of the mine such as roof-bolting machines, battery scoops, personnel carriers, supply vehicles, belts, high-voltage cables, transformers, etc.
Mine No. 7 has had multiple improvements to the infrastructure by adding new portal facilities in 2009 and 2018, among others. These facilities have helped to decrease travel time to the active sections, as well as improving the safety of the miners by having shafts closer to the main work areas. Currently the mine operates two longwalls with advanced features that improve horizon control, face alignment, dust controls, and the latest shield technology for partial automation. The mine routinely updates or rebuilds equipment and during this process, adds the latest safety or production features available.
Mine No. 7 and Mine No. 5 preparation plants also are routinely upgraded with the latest technology. These preparation plants run the most modern circuits, including ultrafine coal recovery systems. Both preparation plants have had numerous upgrades since their construction, which has helped them to continue to capture a higher percentage of coal with each upgrade. Mine No. 7 most recently completed a new fine coal recovery system, with another system also currently under construction, at the same plant, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 7 as of December 31, 2022, was $337.7 million.
As of the filing of this annual report Mine No. 7 is currently active with two longwall sections and five continuous mining sections. Mine No. 7, inclusive of depleted mine works and future reserve areas, is composed of approximately 43,000 total acres. Of the 43,000 acres, approximately 10,100 are associated with future mining areas. Future mining areas include approximately 10,000 acres of leased mineral holdings and approximately, 100 acres of owned mineral holdings and 300 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
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
Based on the current schedule, we expect the first development tons from continuous miner units to occur in the third quarter of 2024 with the longwall scheduled to start in the second quarter of 2026. We expect to invest approximately $650.0 to $700.0 million over the next five years to develop Blue Creek. These costs include, among others, costs to construct a preparation plant and coal handling facility, longwall and continuous miner equipment, belts and advancement material, outside facilities and related matters. Beyond the initial investment, additional capital will be required for sustaining production. This includes rebuilds and replacement of equipment, mine development and multiple bleeder, intake and return shafts. These amounts could be higher now with the passage of time, inflation and labor shortages in the general economy. The Blue Creek mine will be a similar operation to our currently active operations, Mine No. 4 and Mine No. 7. The net book value of property, plant and equipment associated with Blue Creek as of December 31, 2022, was $54.9 million.
The mine property is located approximately 87°26’35” latitude and 33°35’21”N longitude. Access to the Blue Creek property is by State Route 69, a well maintained, paved, two-lane road with interstate access in close proximity to both the north and south. The current mine plan allows for three continuous mining sections and a longwall unit to mine simultaneously through the initial stages of mine development. We believe we will have the ability to add a second longwall subsequent to finalization of development. The project includes surface facilities to be constructed at multiple locations in close proximity. Rail transportation for the proposed mine site is a major rail line and river transportation is available on the Black Warrior River.
We currently control approximately 30,000 total acres of mining rights associated with the Blue Creek project, approximately 85% of which is leased from various entities and individuals. We have plans to continue to acquire additional leases, which are primarily from private entities and individuals as well as federally owned coal via the Bureau of Land Management. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
The Blue Creek property was formerly controlled by Jim Walter Resources, a subsidiary of Walter Energy. Walter Energy acquired the majority of its mineral rights for the Blue Creek property in 2010 through its purchase of Chevron Mining, Inc. In connection with the acquisition of certain assets of Walter Energy, we acquired the mineral rights for Blue Creek in April 2016. Since the acquisition, we have strategically purchased and leased mineral and surface rights to further assemble the project. The property has been extensively explored as early as 1957 by means of continuous coring and analytic testing, rotary drilling, ongoing drilling associated with coalbed methane production and by downhole geophysical logging methods. The property has been extensively explored by numerous entities, the majority of which were completed prior to our acquisition of the assets including: U.S. Steel, Tennessee Coal, Iron & Railroad Company, The Pittsburgh & Midway Coal Mining Company/Chevron and Walter Energy. We have performed ongoing exploration since acquiring the property and the data we have acquired is consistent with that of past drilling activities.
A life of mine plan was used by the TRS in developing the estimate of proven and probable reserves. The mine plan was generated based on previous mine plans, anticipated lease acquisitions, and operational criteria with modifications where necessary due to geologic mapping or other factors. Carlson Mining software was utilized to generate the life of mine plan. The range of met coal sales prices used to assess our reserves were based on IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $143 to $177 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. For the Blue Creek mine estimate, measured resources, which may convert to a proven reserve, is based on a 0.25 mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Blue Creek mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
Internal Controls and Material Assumptions
We maintain an internal staff of engineers and geoscience professionals who worked closely with our independent reserve engineers to ensure the integrity, accuracy and timeliness of the data used to calculate our estimated mineral reserves and resources. Our internal technical team members meet with our independent reserve engineers periodically to discuss the assumptions and methods used in the estimation process. We provide historical information to the independent reserve engineers for our properties, such as ownership interest, production, test data, commodity prices, coal quality and operating and development costs. The estimates of mineral reserves and resources may be materially affected if mining, quality, or infrastructure factors change from those currently anticipated.
These estimates are based on engineering, economic and geologic data, coal ownership information and current and proposed mine plans. Our proven and probable coal reserves are reported as mineral reserves, which is an estimate of tonnage and grade or quality of indicated and measured mineral resources that, in the opinion of the qualified person (as defined in the SEC rules), can be the basis of an economically viable project. More specifically, it is the economically mineable part of a measured or indicated mineral resource, which includes diluting materials and allowances for losses that may occur when the material is mined or extracted. These estimates are periodically updated to reflect past coal production, new drilling information and other geologic or mining data. Acquisitions or dispositions of coal properties will also change these estimates. Changes in mining methods may increase or decrease the recovery basis for a coal seam, as will changes in preparation plant processes.
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

Capital Allocation Policy

On May 17, 2017, the Board adopted a policy (the “Capital Allocation Policy”) of paying a quarterly cash dividend. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. On May 3, 2022, we provided an update on our capital allocation strategy. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to develop our strategic growth project Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.

The Capital Allocation Policy states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. We will also seek to optimize our capital structure to improve returns to stockholders while allowing flexibility for us to pursue very selective strategic growth opportunities that can provide compelling stockholder returns. Our ability to pay dividends on our common stock is limited by covenants in the ABL Facility and the Indenture and may be further restricted by the terms of any future debt or preferred securities. See “Part I, Item 1A. Risk Factors—Risks Related to the Ownership of our Common Stock—Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our ABL Facility and the Indenture, and will be at the sole discretion of the Board and will also depend on many factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation—Liquidity and Capital Resources—ABL Facility” and “—Senior Secured Notes.”

Holders

As of January 17, 2023, we had approximately 368 holders of record of our common stock.

Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2022:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	756,063	$—	4,610,544
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.

Stock Repurchases
There were no share repurchases of our common stock made during the quarter ended December 31, 2022.
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
The following graph shows a comparison from April 13, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2022 of the cumulative total return for our common stock, the S&P Metals and Mining Index, the Russell 3000 Stock Index and a peer group comprised of Arch Resources, Inc. and Peabody Energy Corp ("Custom Composite Index"). The Custom Composite Index reflects publicly listed U.S. companies within the coal industry of similar size and product type. The graph assumes that $100 was invested on April 13, 2017 in our common stock and each index and that all dividends were reinvested.
Note that historical stock price performance is not necessarily indicative of future stock price performance.
ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2022 and December 31, 2021. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
For a discussion and analysis of our results of operations and financial condition for the year ended December 31, 2020, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
As of December 31, 2022, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 89.0 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the S&P Platts Premium Low Volatility ("LV") Free-On-Board Australian Index (the "S&P Platts Index"). Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to MV. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
The global steelmaking industry's demand for met coal is also affected by pandemics, epidemics or other public health emergencies, such as the outbreak of the novel coronavirus ("COVID-19"). As of the filing of this Form 10-K, we have not had to idle or temporarily idle our mines as a result of COVID-19.
In addition, future governmental policy changes in foreign countries may be detrimental to the global coal market and could thus impact our business, financial condition or results of operation. For example, the Chinese government has from time to time implemented regulations and promulgated new laws or restrictions, such as the unofficial ban on Australian coal in November 2020, on their domestic coal industry, sometimes with little advance notice, which impacted worldwide coal demand, supply and prices. The ban on Australian coal significantly impacted the global met coal market in recent years. This unofficial ban was lifted in January 2023. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions with the steel, coal and coal-fired power sectors.
In February 2022, the war in Ukraine pushed seaborne met coal export prices to record levels. After the invasion began, spot cargo requests for Australian met coals could not be filled. The U.S., Canada and Indonesia were also not able to step up on short notice. These supply shortages combined with the urgent purchases of non-Russian coal against a backdrop of mounting sanctions, trade finance problems and seaborne logistical constraints pushed the Queensland PLV HCC index price to over $660.00 per metric ton by mid-March. On August 10, 2022, the European Union ban on the importation of Russian coal became effective which significantly impacted coking coal markets by disrupting previously existing trading patterns. The Queensland PLV HCC index price started the quarter at approximately $302.00 per metric ton falling to a floor of $188.00 per metric ton on August 2, 2022 and finishing the year at $294.50. The resulting volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment.
U.S. inflation surged to a new, four-decade record high of 9.1% in July 2022, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from COVID-19, powered in part by low interest rates and government stimulus to counter the pandemic's impact. We expect COVID-19 to continue to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We have estimated that inflation accounted for approximately $24.3 million of additional cost recognized in cost of sales in the Statements of Operations for the year ended December 31, 2022. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. In 2023, we expect inflation to ease but it will continue to negatively impact our profitability, as we expect inflation to remain in steel prices, freight rates, labor and other materials and supplies. Inflation affects, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
During the year ended December 31, 2022, the global seaborne metallurgical coal market was characterized by significant volatility, primarily driven by a weakening global macroeconomic environment, inflation and trade disruptions following the previously mentioned sanctions imposed on Russian coal imports. The lifting of the Chinese ban on Australian coal, the ongoing war in Ukraine, additional sanctions against Russia and a broader economic weakening as inflation rises or continue apace and stimulus falls are all likely to continue to impact the global met coal market and impact our business, financial condition or results of operations.
Collective Bargaining Agreement

Our CBA contract with the UMWA expired on April 1, 2021, and the UMWA initiated a strike which continues today. We continue to negotiate in good faith to reach a new union contract. During the strike, we continue to successfully execute our business continuity plans, allowing us to meet the needs of our valued customers. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expenses of $12.1 million and $33.9 million for the years ended December 31, 2022 and 2021, respectively. These expenses are reported separately in the Statements of Operations and represent expenses incurred while the respective mine is idled or operating below normal capacity, such as electricity, insurance and maintenance labor. We have also incurred business interruption expenses of approximately $23.5 million and $21.4 million for the years ended December 31, 2022 and 2021, respectively. These expenses represent nonrecurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Statements of Operations. Despite incurring costs associated with the strike, we have been able to manage our working capital and spending to deliver strong results in the current markets. We believe that we are well positioned to fulfill anticipated customer volume commitments for 2023. In the current environment and without a new contract, the Company believes sales volume for 2023 are expected to be between 5.9 million and 6.5 million metric tons and production volumes are expected to be between 5.7 million and 6.3 million metric tons. While we have business continuity plans in place, the strike may still cause disruption to production and shipping activities, and our plans may vary significantly from quarter to quarter in 2023.
Basis of Presentation
The consolidated financial statements included elsewhere in this Annual Report and the other financial information presented and discussed in this management's discussion and analysis includes the accounts of Warrior Met Coal, Inc. and its subsidiaries (the "Company" or "Warrior").
How We Evaluate Our Operations
Our primary business, the mining and exporting of met coal for the steel industry, is conducted in one business segment: Mining. All other operations and results are reported under the “All Other” category as a reconciling item to consolidated amounts, which includes the business results from our sale of natural gas extracted as a byproduct from our underground coal mines, royalties from our leased properties and the business results related to the Blue Creek mine development. Our natural gas and royalty businesses do not meet the criteria in ASC 280, Segment Reporting, to be considered as operating or reportable segments.

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

	For the years ended December 31,
	2022	2021	2020
(in thousands)
Segment Adjusted EBITDA	$996,974	$474,001	$136,701
Metric tons sold	5,099	5,699	6,735
Metric tons produced	5,729	5,084	7,132
Average net selling price per metric ton	$334.89	$180.43	$113.12
Cash cost of sales per metric ton	$138.35	$96.43	$92.31
Adjusted EBITDA	$994,221	$457,008	$108,276
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative expenses, business interruption expenses, idle mine expenses, loss on early extinguishment of debt, other income, net interest expense, income tax (expense) benefit and certain transactions or adjustments that the CEO, our Chief Operating Decision Maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the years ended December 31,
	2022	2021	2020
(in thousands)
Cost of sales	$710,605	$554,282	$625,170
Asset retirement obligation accretion and valuation adjustment	(1,801)	(2,802)	(1,702)
Stock compensation expense	(3,379)	(1,917)	(1,789)
Cash cost of sales	$705,425	$549,563	$621,679
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before net interest expense, income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion and valuation adjustments, non-cash stock compensation expense, other non-cash accretion and valuation adjustments, non-cash mark-to-market loss on gas hedges, loss on early extinguishment of debt, business interruption expenses, idle mine expenses and other income and expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the years ended December 31,
	2022	2021	2020
(in thousands)
Net income (loss)	$641,298	$150,881	$(35,761)
Interest expense, net	18,995	35,389	32,310
Income tax expense (benefit)	141,806	49,096	(20,144)
Depreciation and depletion	115,279	141,418	118,092
Asset retirement obligation accretion and valuation adjustment (1)	1,941	3,427	2,631
Stock compensation expense (2)	17,621	9,370	7,602
Other non-cash accretion and valuation adjustments (3)	(5,344)	1,881	6,014
Non-cash mark-to-market loss on gas hedges (4)	27,708	1,595	—
Loss on early extinguishment of debt (5)	—	9,678	—
Business interruption (6)	23,455	21,372	—
Idle mine (7)	12,137	33,899	—
Other income (8)	(675)	(998)	(2,468)
Adjusted EBITDA	$994,221	$457,008	$108,276

(1)Represents non-cash accretion expense and valuation adjustment associated with our asset retirement obligations (see Note 8 to our consolidated financial statements).
(2)Represents non-cash stock compensation expense associated with equity awards (see Note 12 to our consolidated financial statements).
(3)Represents non-cash accretion expense and valuation adjustment associated with our black lung obligations (see Note 10 to our consolidated financial statements).
(4)Represents non-cash mark-market losses recognized on our gas hedges (see Note 17 to our consolidated financial statements).
(5)Represents a loss incurred in connection with the early extinguishment of debt (see Note 13 to our consolidated financial statements).
(6)Represents business interruption expenses associated with the UMWA strike.
(7)Represents idle mine expenses incurred in connection with reduced operations at Mine No 4 and Mine No. 7.
(8)Represents proceeds received upon settlement of a lawsuit, COVID-19 pandemic related expenses and settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA and other Walter Claims (each discussed below).

Results of Operations
Year Ended December 31, 2022 and 2021
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the year ended December 31, 2022 and 2021.

	For the years ended December 31,
(in thousands)	2022	% of Total Revenues	2021	% of Total Revenues
Revenues:
Sales	$1,707,579	98.2%	$1,028,283	97.1%
Other revenues	31,159	1.8%	30,933	2.9%
Total revenues	1,738,738	100.0%	1,059,216	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	710,605	40.9%	554,282	52.3%
Cost of other revenues (exclusive of items shown separately below)	27,047	1.6%	28,899	2.7%
Depreciation and depletion	115,279	6.6%	141,418	13.4%
Selling, general and administrative	48,791	2.8%	35,593	3.4%
Business interruption	23,455	1.3%	21,372	2.0%
Idle mine	12,137	0.7%	33,899	3.2%
Total costs and expenses	937,314	53.9%	815,463	77.0%
Operating income	801,424	46.1%	243,753	23.0%
Interest expense, net	(18,995)	(1.1)%	(35,389)	(3.3)%
Loss on early extinguishment of debt	—	—%	(9,678)	(0.9)%
Other income	675	—%	1,291	0.1%
Income before income tax expense	783,104	45.0%	199,977	18.9%
Income tax expense	141,806	8.2%	49,096	4.6%
Net income	$641,298	36.9%	150,881	14.2%
Sales, production and cost of sales components on a per unit basis for the year ended December 31, 2022 and 2021 were as follows:

	For the years ended December 31,
	2022	2021
Met Coal (metric tons in thousands)
Metric tons sold	5,099	5,699
Metric tons produced	5,729	5,084
Average net selling price per metric ton	$334.89	$180.43
Cash cost of sales per metric ton	$138.35	$96.43

The year ended December 31, 2022 was a record year in terms of financial performance. The following list highlights our key accomplishments for the year ended December 31, 2022:
•we achieved an annual sales volume of 5.1 million metric tons and production volume of 5.7 million metric tons;

•we achieved strong net income of $641.3 million, or $12.40 per diluted share and all-time record adjusted EBITDA of $994.2 million;

•we delivered all-time record positive cash flows from operations of $841.9 million and all-time record positive free cash flow of $587.7 million while continuing to invest $254.2 million in property, plant and equipment and mine development;

•we maintained a strong balance sheet with total liquidity of $952.8 million, consisting of cash and cash equivalents of $829.5 million and $123.3 million available under our ABL Facility;

•we achieved a total reportable incidence rate of 1.74, which is 63% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.68 for the nine months ended September 30, 2022, which represents the latest data available;

•we relaunched the development of the Blue Creek mine; and

•we demonstrated an ongoing commitment to returning capital to our stockholders paying a regular quarterly dividend of $0.06 per share, an increase of approximately 20% compared to the prior year and special dividends of $1.30 per share.
Sales were $1.7 billion for the year ended December 31, 2022, compared to $1.0 billion for the year ended December 31, 2021. The $679.3 million increase in revenues was primarily driven by a $787.6 million increase related to a $154.46 increase in the average selling price per metric ton of met coal offset partially by a $108.3 million decrease due to a 0.6 million metric ton decrease in met coal sales volume. Our sales volumes for the year ended December 31, 2022 were negatively impacted by shipment delays due to mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama and low rail transportation performance throughout the year. These issues impacted our shipment volumes throughout the year ended December 31, 2022 and resulted in lower sales volumes and higher inventory levels. In January 2023, we initiated a series of projects jointly with the McDuffie Terminal to address the mechanical failure issues. In addition, we have committed both personnel and other resources towards these projects. We have already seen significant progress with these joint efforts, and we expect the performance at the McDuffie Terminal to improve in 2023. We are also diverting some of our met coal to alternative terminals to maintain our sales volumes.
Other revenues for the year ended December 31, 2022 were $31.2 million compared to $30.9 million for the year ended December 31, 2021. Other revenues are comprised of revenue derived from our natural gas operations, gains and losses on our natural gas hedges and earned royalty revenue. The $0.2 million increase in other revenues is primarily driven by an increase in gas revenues of $19.2 million related to a $3.27 or 90% increase in the average natural gas selling prices combined with an increase of $7.1 million in earned royalty revenue offset partially by an increase in losses of $26.1 million on our natural gas hedges.
Cost of sales (exclusive of items shown separately below) was $710.6 million, or 40.9% of total revenues for the year ended December 31, 2022, compared to $554.3 million, or 52.3% of total revenues for the year ended December 31, 2021. The $156.3 million increase in cost of sales was primarily driven by a $213.8 million increase due to a $41.92 per metric ton increase in the average cash cost of sales per metric ton offset partially by a $57.9 million decrease due to a 0.6 million metric ton decrease in met coal sales volumes. The increase in average cash cost of sales per metric ton is primarily due to our variable cost structure in our labor, royalties and logistics contracts that vary in response to changes in met coal prices combined with the impact of inflation which is estimated to be approximately $24.3 million of incremental cost.
Cost of other revenues was $27.0 million for the year ended December 31, 2022, compared to $28.9 million for the year ended December 31, 2021. The $1.9 million decrease is primarily due to a decrease of $7.3 million in our black lung obligation valuation adjustment recorded annually in the fourth quarter primarily attributable to changes in discount rates and claims history offset partially by increases in cost from our natural gas operations.
Depreciation and depletion was $115.3 million, or 6.6% of total revenues, for the year ended December 31, 2022, compared to $141.4 million, or 13.4% of total revenues for the year ended December 31, 2021. The decrease in depreciation expense is primarily driven by the prior year immediate recognition of $20.7 million in depreciation expense that would normally be capitalized into coal inventory when produced but was not due to the idled status of Mine No. 4 combined with a $0.6 million metric ton decrease in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when tons are sold.
Selling, general and administrative expenses were $48.8 million, or 2.8% of total revenues for the year ended December 31, 2022 compared to $35.6 million, or 3.4% of total revenues for the year ended December 31, 2021. The $13.2 million increase in selling, general and administrative expenses is primarily driven by an increase in stock compensation expense of approximately $6.7 million due to an increase in the grant date fair value of awards and a higher award achievement percentage based on the Company's performance for the year ended December 31, 2022, an increase of $2.6 million in employee related expenses, an increase of $2.3 million in other professional services, and an increase of $1.1 million in charitable donations.
Business interruption expenses were $23.5 million, 1.3% of total revenues for the year ended December 31, 2022, compared to $21.4 million, or 2.0% of total revenues for the year ended December 31, 2021. These expenses represent non-

recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses and the increase is primarily driven by twelve months of related expenses in the current year compared to only nine months in the prior year.
Idle mine expenses were $12.1 million, or 0.7% of total revenues for the year ended December 31, 2022, compared to $33.9 million, or 3.2% of total revenues for the year ended December 31, 2021. These expenses represent idle expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, such as electricity, insurance and maintenance labor. The decrease in idle mine expenses is primarily attributable to the restart of Mine No 4 in the first quarter of 2022 combined with an increase in production.
Interest expense, net was $19.0 million, or 1.1% of total revenues, for the year ended December 31, 2022, compared to $35.4 million, or 3.3% of total revenues, for the year ended December 31, 2021. The $16.4 million decrease was primarily driven by an increase in interest income of $11.3 million and a decrease in interest expense of $3.3 million on our Notes due to the extinguishment of $39.4 million principal amount of our Notes.
For the year ended December 31, 2021, we recognized a loss on early extinguishment of debt of $9.7 million upon the extinguishment of $343.4 million of our 2017 Notes (as defined below). The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and the write-off of 2017 Notes debt issuance costs.
Other income was $0.7 million for the year ended December 31, 2022 compared to $1.3 million or 0.1% of total revenues, for the year ended December 31, 2021. Other income for the year ended December 31, 2022, represents proceeds received from the Chapter 11 Cases (as defined below) from Walter Energy, Inc. ("Walter Energy") and other income for the year ended December 31, 2021 represents proceeds received in connection with the settlement of a lawsuit offset partially by COVID-19 pandemic related expenses.
For the year ended December 31, 2022, we recognized income tax expense of $141.8 million or an effective tax rate of 18.1% primarily due to pre-tax income of $783.1 million offset partially by an income tax benefit due to $23.6 million of depletion. For the year ended December 31, 2021, we recognized income tax expense of $49.1 million or an effective tax rate of 24.6% primarily due to pre-tax income of $200.0 million combined with the establishment of a non-cash state deferred income tax asset valuation allowance of $46.0 million offset partially by an income tax benefit of $22.4 million due to the remeasurement of state deferred income tax assets and liabilities, $12.2 million of depletion and a $4.7 million income tax benefit from the IRC Section 451 Marginal Well Credit.
At December 31, 2022, we had federal and state NOLs of approximately $122.1 million and $951.7 million, respectively. Accordingly, we expect to continue to utilize our federal NOLs and credit carryforwards, and we believe we may become a cash tax payer in 2023 or 2024 based on our long-term forecast of met coal prices, sales volumes and performance. Our U.S. federal and state pre-tax net operating loss carryforwards do not begin to expire until 2034 and 2029, respectively. In addition, the Company has approximately $23.4 million of general business credit carryforwards which begin to expire on December 31, 2026 and fully expire in December 31, 2041. See Note 7 of the Notes to the Financial Statements for more information.
Liquidity and Capital Resources
Overview
Our sources of cash have been coal and natural gas sales to customers, proceeds received from the Notes (as defined below) and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, working capital, our capital expenditures, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.
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
Our available liquidity as of December 31, 2022 was $952.8 million, consisting of $829.5 million of cash and cash equivalents and $123.3 million of availability under our ABL Facility. As of December 31, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. On March 24, 2020, we borrowed $70.0 million in a partial draw of the ABL Facility (the “ABL Draw”) as a precautionary measure in order to increase our cash position and preserve financial flexibility in light of the uncertainty resulting from the COVID-19 outbreak. In June 2020, we reduced the outstanding principal amount of the ABL Draw by $30.0 million and in the third quarter of 2021, we reduced the remaining $40.0 million outstanding principal amount of the ABL Draw.
During the year ended December 31, 2022, we repurchased in the open market and extinguished approximately $39.4 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from these open market purchases are estimated to be approximately $19.6 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.5 million which is included in interest expense, net in the Statements of Operations. In the future, we may, at any time and from time to time, seek to retire or purchase additional Notes in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, if any, and other factors.
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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $8.6 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2022, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $41.2 million, $18.6 million as collateral for self-insured black lung related claims and $4.2 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs, including the development of Blue Creek, for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the ongoing CBA contract negotiations with the UMWA and the ongoing impact of COVID-19.
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
Refer to the respective notes to the financial statements for further information about our credit facilities and long-term debt (Note 13), commitments and contingencies (Note 15), asset retirement obligations (Note 8), black lung obligations (Note 10), lease payment obligations (Note 14), share repurchase programs (Note 16) and derivative instruments (Note 17).
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility, the indenture governing the Notes (the "Indenture"), and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us or at all.
Statements of Cash Flows
Cash balances were $829.5 million, $395.8 million and $211.9 million at December 31, 2022, December 31, 2021, and December 31, 2020, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the years ended December 31,
	2022	2021	2020

Net cash provided by operating activities	$841,904	$351,543	$112,626
Net cash used in investing activities	(255,144)	(71,146)	(108,189)
Net cash (used in) provided by financing activities	(153,119)	(96,474)	14,096
Net increase in cash and cash equivalents and restricted cash	$433,641	$183,923	$18,533
Operating Activities
Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation, amortization of debt issuance costs and debt discount, net, accretion expense and valuation adjustment associated with our asset retirement obligations, mark-to-market adjustments on gas hedges, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers, production and sale of coal inventory and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $841.9 million for the year ended December 31, 2022, and was primarily attributed to net income of $641.3 million adjusted for depreciation and depletion expense of $115.3 million, deferred income tax expense of $141.8 million, stock-based compensation expense of $17.6 million, mark-to-market loss on gas hedges of 4.0 million, amortization of debt issuance costs and debt discount of $3.2 million, accretion expense and valuation adjustment of asset retirement obligations of $1.9 million, an increase in other operating activities of $0.8 million and an increase in net working capital of $84.0 million. The increase in our working capital was primarily attributable to an increase in inventories and trade accounts receivable offset partially by an increase in accrued expenses and other current liabilities. The increase in inventories is due to an increase in production combined with a decrease in sales volumes due to the ongoing shipment delays caused by mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama and low rail transportation performance throughout the year and the increase in trade receivables is driven by the timing of sales and collections.
Net cash provided by operating activities was $351.5 million for the year ended December 31, 2021, and was primarily attributed to net income of $150.9 million adjusted for depreciation and depletion expense of $141.4 million, deferred income tax expense of $49.1 million, stock-based compensation expense of $9.4 million, loss on early extinguishment of debt of $9.7 million, accretion expense and valuation adjustment of asset retirement obligations of $3.4 million, amortization of debt issuance costs and debt discount of $1.7 million, mark-to-market loss on gas hedges of $1.6 million, an increase in other operating activities of $5.7 million and an increase in net working capital of $21.4 million. The increase in our working capital was primarily attributable to an increase in trade accounts receivable combined with a decrease in accounts payable and accrued expenses and other current liabilities offset partially by a decrease in inventories. The increase in trade accounts receivable is due to the timing of sales and a $67.31 increase in the average selling price per metric ton. The decrease in inventories, accounts payable and accrued expenses and other current liabilities is due to lower production volumes with the idling of Mine No. 4 for much of the year combined with lower spending due to the ongoing UMWA strike.
Investing Activities
Net cash used in investing activities was $255.1 million for the year ended December 31, 2022, primarily comprised of $205.2 million of purchases of property, plant and equipment and $48.9 million of capitalized mine development costs associated with our Mine No. 4 and Blue Creek development. We spent approximately $87.1 million in sustaining capital and spent an additional $118.1 million in other discretionary capital, which primarily included deposits on two extra sets of longwall shields of $55.3 million and capital spent on the development of Blue Creek of $47.1 million and the portal facilities at Mine No. 4 of $15.7 million. The current period also includes $3.5 million cash payments in connection with the acquisition of leased mineral rights offset partially by $2.5 million net cash acquired in connection with the acquisition of the remaining 50% interest in Black Warrior Methane and Black Warrior Transmission.
Net cash used in investing activities was $71.1 million for the year ended December 31, 2021, primarily comprised of $57.9 million of purchases of property, plant and equipment and $13.5 million of capitalized mine development costs associated with our Mine No. 4 development. We spent approximately $45.2 million in sustaining capital and spent an additional $12.7 million in other discretionary capital, which included primarily the service shaft construction and bathhouse at Mine No. 4.

Financing Activities
Net cash used in financing activities was $153.1 million for the year ended December 31, 2022, primarily due to the payment of quarterly and special dividends of $79.7 million, retirements of debt related to our Notes of $39.4 million and principal repayments of financing lease obligations of $30.3 million.
Net cash used in financing activities was $96.5 million for the year ended December 31, 2021, primarily due to the redemption of the 2017 Notes of $350.3 million, the repayment of the ABL Draw of $40.0 million, principal repayments of financing lease obligations of $29.0 million, payment of quarterly dividends of $10.5 million and payment of debt issuance costs associated with the issuance of the Notes and the amendment of the ABL Facility of $11.4 million offset partially by $347.7 million in proceeds received from the issuance of the Notes.
Capital Allocation Policy
On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. On May 3, 2022, we provided an update on our capital allocation strategy. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to develop our strategic growth project Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.
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
During the year ended December 31, 2022, we have paid $79.7 million of regular quarterly and special cash dividends under the Capital Allocation Policy.

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
On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law. The IRA contains a number of revisions to the Internal Revenue Code, including a 15% corporate minimum income tax and a 1% excise tax on corporate stock repurchases in tax years beginning after December 31, 2022. Therefore, any future repurchases of shares of our common stock are subject to the 1% excise tax.

As of December 31, 2022, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

ABL Facility
On April 1, 2016, we entered into an Asset-Based Revolving Credit Agreement (the "2016 ABL Credit Agreement") with certain lenders and Citibank, N.A. (together with its affiliates, “Citibank”), as administrative agent and collateral agent, with an aggregate lender commitment of up to $50.0 million, at any time outstanding, subject to borrowing base availability.
On October 15, 2018, we entered into an Amended and Restated Asset-Based Revolving Credit Agreement (the "Amended and Restated Credit Agreement"), by and among us and certain of our subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent, which amended and restated in its entirety the existing ABL Facility and, among other things (i) increased the aggregate commitments available to be borrowed under the ABL Facility to $125.0 million, (ii) extended the maturity date of the 2016 ABL Credit Agreement to October 15, 2023; (iii) decreased the applicable interest rate margins with respect to the loans and the applicable fees in connection with the issuance of letters of credit; and (iv) amended certain covenants and other terms and provisions.
On December 19, 2019, we entered into an Amendment No. 2 to the Amended and Restated Credit Agreement, which, among other things amended the definitions of Fixed Charges and Fixed Charge Coverage Ratio in the Amended and Restated Credit Agreement to generally conform to the corresponding definitions in the Indenture, solely for purposes of incurring unsecured debt based on the Fixed Charge Coverage Ratio and added customary language in connection with the Qualified Financial Contract Stay Rules.
On July 20, 2020, we entered into an Amendment No. 3 to the Amended and Restated Credit Agreement, which among other things (i) clarified certain definitions related to the calculation of the borrowing base and (ii) decreased the aggregate commitments available to be borrowed under the ABL Facility to $120.0 million on February 28, 2021.
On December 6, 2021, we entered into the Second Amended and Restated Credit Agreement, by and among us and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent (in such capacity, the "Agent"), which amends and restates in its entirety the existing Amended and Restated Credit Agreement (as amended, the “ABL Facility”). The Second Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the ABL Facility to December 6, 2026; (ii) changed the calculation of the interest rate payable on borrowings from being based on LIBOR to be based on SOFR, with corresponding changes to the applicable interest rate margins with respect to such borrowings, (iii) amended certain definitions related to the calculation of the borrowing base; (iv) increased the commitments that may be used to issue letters of credit to $65.0 million; and (v) amended certain baskets contained in the covenants to conform to the baskets contained in the Indenture. The Second Amended and Restated Credit Agreement also allows us to borrow up to $132.0 million through October 14, 2023, decreasing to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.

The amendment to the ABL Facility in December 2021 was considered to be a debt modification and resulted in incremental debt issuance costs of $3.3 million which are reflected as deferred financing costs in other long-term assets on the Balance Sheet. These costs coupled with the $1.7 million of deferred financing costs related to the existing ABL will be amortized to interest expense over the remaining term of the ABL Facility.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank. As of December 31, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2022, the Company had $123.3 million of availability under the ABL Facility.
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
Subject to permitted exceptions, the obligations of the borrowers under the ABL Facility are guaranteed by each of our domestic subsidiaries and secured by (i) first-priority security interests in the ABL Priority Collateral (as defined in the Indenture), which includes, among other things, certain accounts receivables, inventory and cash of ours and the guarantors, and (ii) second-priority security interests in the Notes Priority Collateral (as defined in the Indenture), which includes, among other things, material mining properties, shares of capital stock of the guarantors, intellectual property, as extracted collateral (to the extent not constituting inventory), and certain fixed assets of ours and the guarantors.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2022, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2022.
Senior Secured Notes

On December 6, 2021, we issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.343% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. We used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of our outstanding 8.00% senior secured notes due 2024 (the “2017 Notes”), including payment of the redemption premium in connection with such redemption. As a result, we recognized a loss on early extinguishment of debt of $9.7 million which represents the write-off of the previously capitalized 2017 Notes debt issuance costs and debt discount, net, along with the redemption premium.
In connection with the issuance of the Notes, we incurred debt issuance costs of $8.1 million for the year ended December 31, 2021, which consisted primarily of structuring fees and legal fees, and are included in long-term debt in the Balance Sheet.

The Notes will accrue interest at a rate of 7.875% per year from December 6, 2021. Interest on the Notes will be payable on June 1 and December 1 of each year, commencing on June 1, 2022. The Notes will mature on December 1, 2028.

At any time prior to December 1, 2024, we may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at our option, in whole or in part, from time to time, on or after December 1, 2024, at redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to December 1, 2024, we may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 107.875% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. We are also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event we experience specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount thereof in the event we make certain asset sales or dispositions and do not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.
During the year ended December 31, 2022, we repurchased in the open market and extinguished approximately $39.4 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from these open market purchases are estimated to be approximately $19.6 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.5 million which is included in interest expense, net in the Statements of Operations.
Short-Term Investments
During the year ended December 31, 2022, we had $8.6 million of collateral recognized as short term investments. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the acquisition of certain assets of Walter Energy and relate to periods prior to March 31, 2016.
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
Our capital expenditures were $205.2 million and $57.9 million for the year ended December 31, 2022 and December 31, 2021, respectively. During 2022, we spent approximately $87.1 million in sustaining capital and an additional $118.1 million in other discretionary capital, which primarily included deposits on two extra sets of longwall shields of $55.3 million and capital spent on the development of Blue Creek of $47.1 million and the portal facilities at Mine No. 4 of $15.7 million. Our deferred mine development costs were $48.9 million and $13.5 million for the years ended December 31, 2022 and December 31, 2021, respectively, and primarily relate to the development of Blue Creek and Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of met coal taking into consideration the funding available to maintain our operations at optimal production levels.
Our capital spending is expected to range from $420.0 million to $450.0 million for the full year 2023, consisting of sustaining capital expenditures of approximately $95.0 to $105.0 million and discretionary capital expenditures of approximately $325.0 to $345.0 million for the development of Blue Creek and 4 North portal construction and payments on two extra sets of longwall shields. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts.

Amended Rights Agreement

On February 14, 2020, we adopted an NOL Rights Agreement, which was amended on March 4, 2022 by Amendment No. 1 to the Rights Agreement, in an effort to prevent the imposition of significant limitations under Section 382 of the Code on our ability to utilize our current NOLs to reduce our future tax liabilities. The Company's stockholders ratified the Rights Agreement at the 2020 Annual Meeting of Stockholders and ratified the Amendment No. 1 to Rights Agreement at the 2022 Annual Meeting of Stockholders.

The Amended Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of our NOLs and is similar to plans adopted by other companies with significant NOLs.

Pursuant to the Amended Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) was distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock. If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $56.00 per Right. While the Amended Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Amended Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the Common Stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Amended Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Amended Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s financial condition or results of operations (including earnings per share).

The Rights will expire on the earliest of (i) the close of business on April 19, 2026, (ii) the time at which the Rights are redeemed as provided in the Amended Rights Agreement, (iii) the time at which the Rights are exchanged as provided in the Amended Rights Agreement, (iv) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code, (v) the effective date of the repeal of Section 382 of the Code if the Board determines that the Amended Rights Agreement is no longer necessary or desirable for the preservation of NOLs, or (vi) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in the Amended Rights Agreement. Additional details about the Amended Rights Agreement are contained in our Current Reports on Form 8-K filed with the SEC on February 14, 2020 and March 4, 2022.

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
According to our third party reserve report, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, Blue Creek has 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. We have the ability to acquire adjacent reserves that would increase total reserves to 144 million metric tons. We expect that Blue Creek will have a mine life of 40 plus years assuming a single longwall operation.

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
Between the initial announcement and the announced relaunch of the development of our Blue Creek mine, inflation in steel and other commodity prices, including labor costs have increased the total capital spending requirements of this project. However, following a review of the project, we identified potential production increases of approximately 10% and we believe that we can accelerate the start of longwall production by approximately fifteen months based on design modifications and stronger available liquidity to fund the project. Since the relaunch in May 2023, we have continued to see inflation in key materials and labor costs and are pursuing efforts in design to mitigate the actual impact on the total costs.
If we are able to successfully develop Blue Creek, we expect that it will be a transformational investment for us. We expect that the new single longwall mine at Blue Creek will have the capacity to produce an average of 4.4 million metric tons per annum of premium High Vol A met coal over the first ten years of production, thereby increasing our annual production capacity by 60%. This, in turn, would expand our product portfolio to our global customers by allowing us to offer three premium HCCs from a single port location. Given these factors, and assuming we achieve expected price realizations, we believe that we will achieve some of the highest premium met coal margins in the United States.
We expect to invest approximately $650.0 to $700.0 million over five years to develop Blue Creek. Based on the current schedule, we expect the first development tons from continuous miner units to occur in the third quarter of 2024 with the longwall scheduled to start up in the second quarter of 2026. Our strong cash flow generation and current available liquidity, as well as the ability to finance $120.0 to $130.0 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek with the goal of maintaining an efficient and low-cost of capital.
Outlook

The Company continues to successfully execute its business continuity plans, allowing it to meet the needs of its valued customers. Despite incurring costs associated with the strike, the Company has been able to manage its working capital and spending to deliver strong results in the current markets.
U.S. inflation surged to a new, four-decade record high of 9.1% in July 2022, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from COVID-19, powered in part by low interest rates and government stimulus to counter the pandemic's impact. We expect COVID-19 to continue to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We have estimated that inflation accounted for an approximate $24.3 million of additional cost recognized in cost of sales in the Statements of Operations. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. In 2023, we expect inflation to ease but it will continue to negatively impact our profitability, as we expect inflation to remain in steel prices, freight rates, labor and other materials and supplies. Inflation affects, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The Company believes that it is well positioned to fulfill anticipated customer volume commitments for 2023. In the current operating environment and without a new labor contract, the Company believes that production and sales volume for 2023 could be between 5.7 million and 6.3 million metric tons and 5.9 million and 6.5 million metric tons, respectively. While the Company has business continuity plans in place, the strike, COVID-19 and ongoing port issues and rail transportation delays may still cause disruption to production and shipment activities, and the plans may vary significantly from quarter to quarter for the full year of 2023.
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
Coal Reserves
Our mineral reserves and resources estimates are calculated in accordance with subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our mineral reserves and resources are updated on an annual basis. There are numerous uncertainties inherent in estimating quantities and values of mineral reserves and resources, including many factors that are beyond our control. As a result, estimates of mineral reserves and resources are by their nature uncertain. Information about our reserves and resources consists of estimates based on engineering, economic and geological data assembled by our internal engineers and geologists or third-party consultants. A number of sources of information are used to determine accurate recoverable reserve and resource estimates including:
•geological conditions;
•historical production from the area compared with production from other producing areas;

•the assumed effects of regulations and taxes by governmental agencies;
•previously completed geological and reserve studies;
•assumptions governing future prices; and
•future operating costs.
Some of the factors and assumptions, which will change from time to time, that impact mineral reserve and resource estimates include, among other factors:
•mining activities;
•new engineering and geological data;
•acquisition or divestiture of reserve holdings; and
•modification of mining plans or mining methods.
Each of these factors may vary considerably from the assumptions used in estimating reserves and resources. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves and resources based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves and resources will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves, resources and depletion rates. As of December 31, 2022, we had estimated reserves totaling 166.2 million metric tons and estimated mineral resources exclusive of reserves of 39.2 million metric tons.
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2022, we had recorded asset retirement obligation liabilities of $68.5 million, including $3.9 million reported as a current liability.
Income Taxes
As a result of the acquisition of certain assets of Walter Energy, we have significant federal and state NOLs. The Company has federal NOL carryforwards of approximately $122.1 million as of December 31, 2022, of which $33.7 million are indefinite lived and the remainder expire predominantly on December 31, 2034 through December 31, 2036. The Company has state NOL carryforwards of approximately $951.7 million, which expire predominantly on December 31, 2029 through December 31, 2035. In addition, the Company has approximately $23.4 million of general business credits which begin to expire on December 31, 2026 and fully expire on December 31, 2041. In 2023 or 2024, we expect to fully utilize the federal NOLs and general business credits and become a cash tax payer based on our long-term forecast of met coal prices, sales volumes and performance.
We believe the utilization of these NOLs, subject to certain limitations, will significantly reduce the amount of federal and state income taxes payable by us as compared to what we would have had to pay at the statutory rates without these NOL benefits. Under Section 382 of the Code, these NOLs could be subject to annual limitations, further limitations, or elimination, as described below, if we were to undergo a subsequent ownership change in the future. To the extent we have taxable income in the future and can utilize these NOL carryforwards, subject to certain limitations, to reduce taxable income, our cash taxes will be significantly reduced in those future years. Notwithstanding the above, even if all of our regular U.S. federal income tax liability for a given year is reduced to zero by virtue of utilizing our NOLs, we may still be subject to state, local or other non-federal income taxes. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant tax NOLs or maintain our deferred tax assets.”
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
At December 31, 2017, we had a valuation allowance established against our deferred income tax assets, which represented a full valuation allowance against our net deferred income tax assets. As of December 31, 2018, after considering all relevant factors, we concluded that our deferred income tax assets were more likely than not to be realized and released our valuation allowance against our net deferred income tax assets resulting in a $225.8 million income tax benefit.
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we remeasured our Alabama deferred income tax assets and liabilities and recorded a non-cash income tax benefit of $22.4 million. Additionally, we determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, we established a non-cash valuation allowance of $46.0 million against such deferred income tax assets. At December 31, 2022, we have a valuation allowance against our state deferred income tax assets of approximately $41.4 million.
As of December 31, 2022, we considered all positive and negative evidence and concluded that our federal deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required. Certain factors, could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to us, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, such as the COVID-19 pandemic, the lifting of the Chinese ban on Australian coal, the ongoing UMWA strike and the unknown duration and overall impact on our operations, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets before expiration.
Recently Adopted Accounting Standards
See Note 2 of our consolidated financial statements for disclosures related to new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to commodity price risk on sales of coal. We typically sell our met coal under contracts primarily with pricing terms of three months and volume terms of one to three years. Sales commitments in the met coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.

We enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. All of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of December 31, 2022, the Company had no natural gas swap contracts outstanding.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2022 and 2021 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2022, assuming we had $132.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2022. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2022, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the COSO. Our management has concluded that, as of December 31, 2022, our internal control over financial reporting is effective based on this assessment and these criteria.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 0042), has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2022, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The equity compensation plan information as required by Item 201(d) of Regulation S-K is included in Part II, Item 5 of this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2022.

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
(a) (3) Exhibits

Exhibit Number	Description

2.1#	Amended and Restated Asset Purchase Agreement, dated as of March 31, 2016, by and among Warrior Met Coal, LLC and the other purchasers party thereto, as buyers, and Walter Energy, Inc. and certain subsidiaries of Walter Energy, Inc., as sellers (incorporated by reference to Exhibit 2.1 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

2.2	Form of Certificate of Conversion of Warrior Met Coal, LLC (incorporated by reference to Exhibit 2.2 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

3.1	Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Certificate of Amendment of the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 20, 2020).

3.3	Second Certificate of Amendment of the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 26, 2022).

3.4	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-380619) filed with the Commission on December 7, 2022).

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

4.1
Indenture, dated as of December 6, 2021, by and among Warrior Met Coal, Inc. the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on December 7, 2021).

4.2	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Registrant's Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

4.3	Rights Agreement, dated as of February 14, 2020, between Warrior Met Coal, Inc. and Computershare Trust Company, N.A., as rights agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)).

4.4	Amendment No. 1 to the Rights Agreement dated as of March 4, 2022 between Warrior Met Coal, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 4, 2022).

4.5
Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 19, 2020).

10.1#
Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 6, 2021, by and among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on December 7, 2021).

10.2	Intercreditor Agreement, dated as of December 6, 2021, among Citibank, N.A., initial ABL agent, Wilmington Trust, National Association, initial term agent and initial term representative, and each additional term agent and additional term representative from time to time party thereto.

10.3	Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 3, 2017).

10.4†	Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.5†	Warrior Met Coal, LLC 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.6†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.7†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.7 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.8†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.9 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.9†	Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.10†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Kelli K. Gant (incorporated by reference to Exhibit 10.15 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2018).

10.11†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Brian M. Chopin (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 19, 2020.)

10.12†	Employment Agreement, dated March 1, 2020, by and between Warrior Met Coal, Inc. and Charles Lussier (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on April 29, 2020.)

10.13†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.14†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.15†	Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.16†	Restricted Unit Award Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.16 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.17†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.17 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.18†	Restricted Unit Award Agreement, dated February 24, 2017, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.18 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.19†	Phantom Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.19 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.20†	Restricted Stock Unit Award Agreement, dated April 19, 2017, by and between Warrior Met Coal, Inc. and Stephen D. Williams (incorporated by reference to Exhibit 10.23 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.21†	Form of Restricted Stock Unit Award Agreement (for non-employee directors), dated April 27, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.22†	Form of Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.25 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2019).

10.23†	Form of Amendment to Restricted Stock Unit Award Agreement (for non-employee directors).

10.24†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.25†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.26†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - 2019 Retention Grant) (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.27†	Form of Amendment to Restricted Stock Unit Award Agreements (for executive officers), effective January 1, 2020 (incorporated by reference to Exhibit 10.27 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.28†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award - Revised) (incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

10.29†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - Revised)(incorporated by reference to Exhibit 10.26 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 21, 2020).

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3*	Consent of McGehee Engineering Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

96.1*	Technical Report Summary for Mine No. 7 - S-K 1300 Report

96.2*	Technical Report Summary for Mine No. 4 - S-K 1300 Report

96.3*	Technical Report Summary for Blue Creek - S-K 1300 Report

101INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104*	Cover Page Interactive Data File (formatted Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

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

Date: February 15, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 15, 2023

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 15, 2023

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 15, 2023

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 15, 2023

/s/ Ana B. Amicarella
Ana B. Amicarella	Director	February 15, 2023

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 15, 2023

/s/ Lisa M. Schnorr
Lisa M. Schnorr	Director	February 15, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2022 and 2021, the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 15, 2023 expressed an unqualified opinion thereon.

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

Asset Retirement Obligations
Description of the Matter
At December 31, 2022, the Company had recorded asset retirement obligations of approximately $68.5 million for the estimated costs to reclaim surface lands and supporting infrastructure in accordance with applicable reclamation laws in the United States as defined by each mining permit. Changes in the asset retirement obligations are more fully described in Note 8 to the consolidated financial statements.

The calculation of reclamation obligations requires significant judgment due to the inherent complexity in estimating the amount and timing of future costs and determining an appropriate rate to discount these costs back to their present value.

Auditing the Company's asset retirement obligations involved a high degree of subjectivity as estimates underlying the determination of the obligation were based on assumptions unique to mining operations and subject to various laws and regulations governing the protection of the applicable environment, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing and amount of related cash flows, which are discounted using a credit-adjusted, risk-free rate. Actual costs incurred in future periods could differ from amounts estimated and future changes to environmental laws and regulations could increase the extent of reclamation work required.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process for evaluating the asset retirement obligations. For example, we tested controls over management’s review of the assumptions described above.

To test the asset retirement obligations, our audit procedures included, among others, involving our specialist to assist us in evaluating the Company’s reclamation cost estimates, including estimates of disturbed acreage, the scope of estimated reclamation activities against regulatory requirements, the associated future reclamation costs, and the timing of related cash flows, and the Company's reclamation methodology against industry practice. We also evaluated management’s methodology for determining the credit adjusted risk-free rate used to discount the asset retirement obligations.

/s/ Ernst & Young LLP

We have served as the Company's auditor since 2016.

Birmingham, Alabama
February 15, 2023

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2022 and 2021, the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 15, 2023 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Birmingham, Alabama
February 15, 2023

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	December 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$829,480	$395,839
Short-term investments	8,608	8,505
Trade accounts receivable	151,826	122,150
Other receivables	3,637	7,991
Inventories, net	154,039	59,619
Prepaid expenses and other	25,519	33,097
Total current assets	1,173,109	627,201
Mineral interests, net	88,636	93,180
Property, plant and equipment, net	738,947	603,412
Deferred income taxes	7,572	125,276
Other long-term assets	19,831	15,142
Total assets	$2,028,095	$1,464,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,026	$33,829
Accrued expenses	77,435	54,847
Asset retirement obligations	3,900	5,141
Short-term financing lease obligations	24,089	23,622
Other current liabilities	8,674	4,689
Total current liabilities	153,124	122,128
Long-term debt	302,588	339,806
Asset retirement obligations	64,581	65,536
Black lung obligations	27,407	34,482
Financing lease obligations	9,002	28,434
Deferred income taxes	23,378	—
Other long-term liabilities	500	1,842
Total liabilities	580,580	592,228
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 53,875,409 issued and 51,653,568 outstanding as of December 31, 2022 and 53,659,643 issued and 51,437,802 outstanding as of December 31, 2021)	539	537
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of December 31, 2022, and December 31, 2021)	(50,576)	(50,576)
Additional paid in capital	269,956	256,059
Retained earnings	1,227,596	665,963
Total stockholders’ equity	1,447,515	871,983
Total liabilities and stockholders’ equity	$2,028,095	$1,464,211
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2022	2021	2020
Revenues:
Sales	$1,707,579	$1,028,283	$761,871
Other revenues	31,159	30,933	20,867
Total revenues	1,738,738	1,059,216	782,738
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	710,605	554,282	625,170
Cost of other revenues (exclusive of items shown separately below)	27,047	28,899	33,736
Depreciation and depletion	115,279	141,418	118,092
Selling, general and administrative	48,791	35,593	32,879
Business interruption	23,455	21,372	—
Idle mine	12,137	33,899	—
Total costs and expenses	937,314	815,463	809,877
Operating income (loss)	801,424	243,753	(27,139)
Interest expense, net	(18,995)	(35,389)	(32,310)
Loss on early extinguishment of debt	—	(9,678)	—
Other income	675	1,291	3,544
Income (loss) before income taxes	783,104	199,977	(55,905)
Income tax expense (benefit)	141,806	49,096	(20,144)
Net income (loss)	$641,298	$150,881	$(35,761)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$12.42	$2.94	$(0.70)
Net income (loss) per share—diluted	$12.40	$2.93	$(0.70)
Weighted average number of shares outstanding—basic	51,622	51,382	51,168
Weighted average number of shares outstanding— diluted	51,715	51,445	51,168
Dividends per share:	$1.54	$0.20	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2019	$533	$—	$(50,576)	$243,932	$571,693	$765,582
Net income	—	—	—	—	(35,761)	(35,761)
Dividends paid ($0.20 per share)	—	—	—	—	(10,395)	(10,395)
Stock compensation	—	—	—	7,087	—	7,087
Other	1	—	—	(1,273)	—	(1,272)
Balance at December 31, 2020	$534	$—	$(50,576)	$249,746	$525,537	$725,241
Net loss	—	—	—	—	150,881	150,881
Dividends paid ($0.20 per share)	—	—	—	—	(10,455)	(10,455)
Stock compensation	—	—	—	9,355	—	9,355
Other	3	—	—	(3,042)	—	(3,039)
Balance at December 31, 2021	$537	$—	$(50,576)	$256,059	$665,963	$871,983
Net income	—	—	—	—	641,298	641,298
Dividends paid ($1.54 per share)	—	—	—	—	(79,665)	(79,665)
Stock compensation	—	—	—	17,621	—	17,621
Other	2	—	—	(3,724)	—	(3,722)
Balance at December 31, 2022	$539	$—	$(50,576)	$269,956	$1,227,596	$1,447,515
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income (loss)	$641,298	$150,881	$(35,761)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	115,279	141,418	118,092
Deferred income tax expense (benefit)	141,806	49,096	(20,075)
Stock-based compensation expense	17,621	9,370	7,602
Mark-to-market loss on gas hedges	4,043	1,595	—
Amortization of debt issuance costs and debt discount, net	3,165	1,741	1,546
Accretion and valuation adjustment of ARO	1,941	3,427	2,631
Loss on early extinguishment of debt	—	9,678	—
Changes in operating assets and liabilities:
Trade accounts receivable	(29,676)	(38,852)	16,173
Other receivables	7,225	(2,849)	(3,308)
Income tax receivable	—	—	24,274
Inventories	(79,845)	45,693	(13,465)
Prepaid expenses and other current assets	888	11,387	(16,066)
Accounts payable	(5,442)	(20,322)	15,361
Accrued expenses and other current liabilities	22,803	(16,444)	(3,936)
Other	798	5,724	19,558
Net cash provided by operating activities	841,904	351,543	112,626
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(205,242)	(57,893)	(87,488)
Deferred mine development costs	(48,935)	(13,462)	(27,093)
Acquisition of leased mineral rights	(3,500)	—	—
Acquisition of Black Warrior Methane and Black Warrior Transmission, net of $2.8 million cash acquired	2,533	—	—
Proceeds from sale of property, plant and equipment	—	209	159
Sale of short-term investments	—	—	14,733
Purchases of short-term investments	—	—	(8,500)
Net cash used in investing activities	(255,144)	(71,146)	(108,189)
FINANCING ACTIVITIES
Dividends paid	(79,665)	(10,455)	(10,395)
Proceeds from issuance of debt	—	347,701	—
Borrowings under ABL Facility	—	—	70,000
Repayments under ABL Facility	—	(40,000)	(30,000)
Retirements of debt	(39,382)	(350,304)	—
Principal repayments of financing lease obligations	(30,348)	(29,022)	(14,237)
Debt issuance costs paid	—	(11,352)	—
Other	(3,724)	(3,042)	(1,272)
Net cash (used in) provided by financing activities	(153,119)	(96,474)	14,096
Net increase in cash and cash equivalents	433,641	183,923	18,533
Cash and cash equivalents at beginning of period	395,839	211,916	193,383
Cash and cash equivalents at end of period	$829,480	$395,839	$211,916
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended December 31,
	2022	2021	2020
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$27,810	$36,359	$30,523
Cash paid for income taxes	$—	$—	$69
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing leases - equipment	$8,150	$46,961	$18,967

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1—Business and Basis of Presentation
Description of the Business

Warrior Met Coal, Inc. is a U.S.-based, environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal metallurgical (met) coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company is a large-scale, low-cost producer and exporter of premium met coal, also known as hard-coking coal ("HCC"), operating highly efficient longwall operations in its underground mines based in Alabama. The HCC that the Company produces from the Blue Creek coal seam contains very low sulfur, has strong coking properties and is of a similar quality to coal referred to as the premium HCC produced in Australia. The premium nature of the Company's HCC makes it ideally suited as a base feed coal for steel makers and results in price realizations near the S&P Platts Index price. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying financial statements include the accounts of Warrior Met Coal, Inc and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.
Collective Bargaining Agreement

The Company's Collective Bargaining Agreement (“CBA”) contract with the United Mine Workers of America (“UMWA”) expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $12.1 million and $33.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. These expenses are reported separately in the Statements of Operations and represent expenses incurred while the respective mine is idled or operating below normal capacity, such as electricity, insurance and maintenance labor. The Company has also incurred approximately $23.5 million and $21.4 million of business interruption expenses for the years ended December 31, 2022 and December 31, 2021, respectively, which represent non-recurring expenses that are directly attributable to the ongoing UMWA strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Statements of Operations.

Black Warrior Methane (“BWM”) and Black Warrior Transmission (“BWT”)
On March 1, 2022, the Company acquired the remaining 50% interest in BWM and BWT for $0.3 million. The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The acquisition is not deemed to be material to the financial statements.
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
Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing met coal to foreign steel producers. For the year ended December 31, 2022, approximately 98.2% of sales were derived from coal shipments to customers, located primarily in Europe, South America and Asia. At December 31, 2022 approximately 96.9% of trade receivables were related to these

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

customers. For the year ended December 31, 2022, the Company's geographic customer mix was 61% in Europe, 20% in Asia and 19% in South America.
During the year ended December 31, 2022, Xcoal Energy & Resources, Salzgitter Flachstahl GMBH and Thyssenkrupp Steel Europe AG accounted for $330.1 million, or 19.1%, $207.8 million, or 12.0%, and $187.0 million, or 10.8% of total revenues, respectively. During the year ended December 31, 2021, Xcoal Energy & Resources and Salzgitter Flachstahl GMBH accounted for $526.2 million, or 51.0% and $118.1 million, or 11.4% of total revenues, respectively. During the year ended December 31, 2020, Xcoal Energy & Resources, Exiros BV Sucursal Uruguay and Iskenderun Demir Ve Celik A.S. accounted for $146.5 million, or 18.7%, $117.7 million, or 15.0%, and $89.1 million, or 11.4% of total revenues, respectively.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes to the customer. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. For all met coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 20.
The Company's coal and gas sales generally include up to 45-day payment terms following the transfer of control of the goods to the customer. The Company typically does not include extended payment terms in its contracts with customers.
Trade Accounts Receivable and Allowance for Credit Losses
Trade accounts receivable are stated at cost. Trade accounts receivable represent customer obligations that are derived from revenue recognized from contracts with customers. Credit is extended based on an evaluation of the individual customer's financial condition. The Company maintains trade credit insurance on the majority of its customers and the geographic regions of coal shipments to these customers. In some instances, the Company requires letters of credit, cash collateral or prepayments from its customers on or before shipment to mitigate the risk of loss. These efforts have consistently resulted in the Company recognizing no historical credit losses. The Company also has never had to have a claim against its trade credit insurance policy.
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current metallurgical coal and steel market environments. As of December 31, 2022, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

fixed income securities and certificates of deposits with varying maturities that are classified as available for sale and are carried at fair value. Securities classified as held to maturity securities are those securities that management has the intent and ability to hold to maturity.
As of December 31, 2022, the Company’s short-term investments of $8.6 million consisted of cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
Inventories
Inventories are valued at the lower of cost or net realizable value. Coal inventory costs include labor, supplies, equipment costs, operating overhead, freight, royalties, depreciation and depletion and other related costs. Coal inventories are valued using the first-in, first-out inventory valuation method. The valuation of coal inventories is subject to estimates due to possible gains and losses resulting from inventory movements from the mine site to storage facilities, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages and overages due to these inherent gains and losses, primarily based on historical results from aerial surveys and periodic coal pile clean-ups. Supplies inventories are valued using the average cost method of accounting. Management evaluates its supplies inventory in terms of excess and obsolete exposures which includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate market value. A reserve for excess and obsolete supplies inventory is established and charged to cost of sales in the Statements of Operations.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

are recorded as sales with an offset to cost of sales based on the estimated cost per ton sold for the mine when the asset is in place for its intended use.
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the units-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $7.4 million, $8.3 million, and $9.3 million for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations.
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
Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and revised for changes in future estimated costs and regulatory requirements, as necessary. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For some operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded as no asset was recorded to offset the liability established during acquisition accounting related to the acquisition of certain assets of Walter Energy as the operations were idle at that time. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See Note 8 for further disclosures related to asset retirement obligations.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Compensation expense for equity awards is included in cost of sales (exclusive of items shown separately below) and selling, general and administrative costs in the accompanying Statements of Operations.
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method. As of December 31, 2022 and December 31, 2021, there were $4.0 million and $5.0 million of unamortized origination fees related to the ABL Facility (as defined in Note 13) in other long-term assets on the accompanying Balance Sheet. As of December 31, 2022 and December 31, 2021 there were $8.0 million and $10.2 million, respectively, of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined in Note 13), which is presented as a net deduction from the carrying amount of the related debt recognized in the accompanying Balance Sheet.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Leases

The Company determines if an arrangement is a lease at inception. The Company has an accounting policy election that leases with an initial term of 12 months or less are not recorded on its balance sheet and lease payments are recognized in the Statements of Operations on a straight-line basis over the lease term. A right-of-use asset represents the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. For purpose of calculating such present values, lease payments include components that vary based on an index or rate, using the prevailing index or rate at the commencement date and exclude components that vary based upon other factors. For those leases that do not contain a readily determinable implicit rate, the Company uses its incremental borrowing rate at commencement to determine the present value of lease payments. Variable lease payments not included within lease contracts are expensed as incurred. The Company's leases may include options to extend or terminate the lease, and such options are reflected in the term when their exercise is reasonably certain. Lease expense is recognized on a straight-line basis over the lease term.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Coal	$109,822	$24,185
Raw materials, parts, supplies and other, net	44,217	35,434
Total inventories, net	$154,039	$59,619
Note 4—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Deferred longwall move expenses	$18,952	$20,901
Prepaid insurance	1,424	2,283
Prepaid deposits	—	49
Current hedge asset	—	4,043
Other	5,143	5,821
Total prepaid expenses and other	$25,519	$33,097

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 5—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $147.7 million and $144.2 million and the related accumulated depletion totaled $59.1 million and $51.0 million as of December 31, 2022 and December 31, 2021, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	December 31, 2022	December 31, 2021
Land	$72,404	$72,262
Land improvements	18,372	18,368
Building and leasehold improvements	81,737	83,649
Mine development and infrastructure costs	70,805	38,336
Machinery and equipment	852,141	742,890
Financing lease right of use asset	97,550	93,367
Construction in progress	168,025	47,814
Total	1,361,034	1,096,686
Less: Accumulated depreciation	(622,087)	(493,274)
Property, plant and equipment, net	$738,947	$603,412
Depreciation and depletion expense was $115.3 million, $141.4 million, and $118.1 million, for the years ended December 31, 2022 and December 31, 2021, and December 31, 2020, respectively.

Note 6—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Advance mining royalties	$7,087	$7,297
ABL Facility origination fees	4,003	5,004
Other	8,741	2,841
Total other long-term assets	$19,831	$15,142

Note 7—Income Taxes

Income tax expense (benefit) consisted of the following (in thousands):

	For the years ended December 31,
	2022	2021	2020
Current
Federal	$—	$—	$(74)
State	—	—	5
	—	—	(69)
Deferred
Federal	143,897	19,031	(16,731)
State	(2,091)	30,065	(3,344)
	141,806	49,096	(20,075)
Total	$141,806	$49,096	$(20,144)

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

For the year ended December 31, 2022, the Company recognized an income tax expense of $141.8 million or an effective tax rate of 18.1%.
Total income tax expense (benefit) differs from the expected tax expense (benefit) (computed by multiplying the U.S. federal statutory rate of 21% by income (loss) before income taxes) as a result of the following (in thousands):

	For the years ended December 31,
	2022	2021	2020
Income (loss) before income tax expense (benefit)	$783,104	$199,977	$(55,905)
Tax expense (benefit) at statutory tax rate	$164,452	$41,995	$(11,740)
Effect of:
Depletion	(23,638)	(12,227)	(1,504)
State and local income tax, net of federal effect	2,115	(22,387)	(2,637)
Valuation allowance on deferred tax assets	(4,519)	45,952	—
IRC Section 451 marginal well credit	(87)	(4,702)	(3,977)
Other	3,483	465	(286)
Tax expense (benefit) recognized	$141,806	$49,096	$(20,144)
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
Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2022	December 31, 2021
Deferred income tax assets:
Net operating loss and credit carryforwards	$98,533	$226,438
Inventory	1,560	494
Asset retirement obligations	14,466	14,930
Black lung obligations	6,391	7,834
Accrued expenses	5,955	6,365
Other	864	268
Total deferred income tax assets	127,769	256,329
Less: valuation allowance for deferred income tax assets	(41,433)	(45,952)
Net deferred income tax assets	86,336	210,377
Deferred income tax liabilities:
Inventory	—	—
Prepaid expenses	(8,308)	(8,444)
Property, plant and equipment	(92,748)	(74,339)
Other	(1,086)	(2,318)
Total deferred income tax liabilities	(102,142)	(85,101)
Net deferred income tax (liability) asset	$(15,806)	$125,276

The Company has federal net operating loss ("NOL") carryforwards of approximately $122.1 million as of December 31, 2022, of which $33.7 million are indefinite lived and the remainder expire predominantly on December 31, 2034 through December 31, 2036. The Company has state NOL carryforwards of approximately $951.7 million, which expire predominantly on December 31, 2029 through December 31, 2035. In addition, the Company has approximately $23.4 million of general business credits which begin to expire on December 31, 2026 and fully expire on December 31, 2041.

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

Amended Rights Agreement

On February 14, 2020, the Company adopted the Rights Agreement, which was amended on March 4, 2022 by Amendment No. 1 to the Rights Agreement (the "Rights Agreement", and as amended, the "Amended Rights Agreement"), in an effort to prevent the imposition of significant limitations under Section 382 of the Code on the Company's ability to utilize its current NOLs to reduce its future tax liabilities. The Company's stockholders ratified the Rights Agreement at the 2020 Annual Meeting of Stockholders and ratified the Amendment No. 1 to the Rights Agreement at the 2022 Annual Meeting of Stockholders.

The Amended Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of the Company's NOLs and is similar to plans adopted by other companies with significant NOLs.

Pursuant to the Amended Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) was distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $56.00 per Right. While the Amended Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Amended Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the common stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider requests to exempt certain acquisitions of the Company’s securities from the Amended Rights Agreement if the Board determines that doing so would not limit or impair the availability of the NOLs or is otherwise in the best interests of the Company. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Amended Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s’ financial condition or results of operations (including earnings per share).

The Rights will expire on the earliest of (i) the close of business on April 19, 2026, (ii) the time at which the Rights are redeemed as provided in the Amended Rights Agreement, (iii) the time at which the Rights are exchanged as provided in the Amended Rights Agreement, (iv) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code, (v) the effective date of the repeal of Section 382 of the Code if the Board determines that the Amended Rights Agreement is no longer necessary or desirable for the preservation of NOLs, or (vi) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in the Amended Rights Agreement.
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
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, the Company remeasured its Alabama deferred income tax assets and liabilities and recorded a non-cash income tax benefit of $22.4 million. Additionally, the Company determined that it is not more likely than not that the Company would have sufficient taxable income to utilize all of the Company’s Alabama deferred income tax assets prior to expiration. Therefore, the Company established a non-cash valuation allowance of $46.0 million against such deferred income tax assets. At December 31, 2022, we have a valuation allowance against our state deferred income tax assets of approximately $41.4 million.
As of December 31, 2022, the Company considered all positive and negative evidence and concluded that its federal deferred income tax assets remain more likely than not to be realized and a valuation allowance was not required. Certain factors, could change or circumstances could arise that could further limit or eliminate the amount of the available NOLs to the Company, such as an ownership change or an adjustment by a tax authority. Also, certain circumstances, such as the COVID-19 pandemic, the lifting of the Chinese ban on Australian coal, the ongoing UMWA strike and the unknown duration and overall impact on the Company's operations, including its failing to generate sufficient future taxable income from operations, could limit its ability to fully utilize its deferred tax assets before expiration.
The following table shows the balance of the Company's valuation allowance and the associated activity during 2022:

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

December 31, 2022
Beginning balance	$45,952
Addition/(Reduction) - current tax expense/(benefit)	(4,519)
Ending balance	$41,433
Uncertain Tax Positions
The Company has filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. NOLs and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2022 and 2021, respectively.
The Company did not record any interest or penalties associated with income taxes for years ended December 31, 2022, 2021 and 2020, respectively, but would record interest and penalties within income tax expense.
Note 8—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	December 31, 2022	December 31, 2021
Balance at Beginning of Period	$70,677	$61,907
Accretion expense	3,485	3,237
Revisions to estimates	(3,470)	5,567
Obligations settled	(2,211)	(34)
Balance at End of Period	$68,481	$70,677

The portion of costs expected to be paid within a year as of December 31, 2022 is $3.9 million. The portion of costs expected to be incurred beyond one year as of December 31, 2022 is $64.6 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2022. Alabama's regulatory framework technically allows for self-bonding. However, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2022, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $41.2 million, and $4.2 million for miscellaneous purposes.

For the year ended December 31, 2022 and December 31, 2021, the change to the liability was primarily attributable to the net impact of changes in discount rates, changes in the timing of scheduled reclamation and current estimates of the costs and scope of remaining reclamation work. For the years ended December 31, 2022 and December 31, 2021, $1.4 million or $0.027 per share and $0.2 million or $0.004 per share, respectively, of the adjustment to the liability was reflected as income and expense, respectively, in the period because there was no asset recorded to offset the adjustment to the respective liability. This portion of the liability relates to operations that were idle at the time of purchase accounting for the acquisition of certain assets in 2016 and no value was attributed to any asset as an offset for the asset retirement obligation.
Note 9—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2022	December 31, 2021
Accrued wages and employee benefits	$32,808	$31,456
Accrued operating expenses	30,357	8,720
Accrued royalties	9,389	8,267
Accrued freight	1,842	767
Accrued interest	2,038	2,297
Accrued non-income taxes	1,001	3,340
Total accrued expenses	$77,435	$54,847
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
In addition, in connection with the acquisition of certain assets of Walter Energy, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which the Company is self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor ("DOL") required the Company to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. The Company received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require it to increase the amount of collateral posted to $39.8 million, but the Company has appealed such increase. The Company received another letter from the DOL on December 8, 2021 requesting additional information to support its appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security of at least 120 percent of their projected black lung liabilities. As of December 31, 2022 and December 31, 2021, the Company had $18.6 million and $17.0 million of surety bonds, respectively, and $8.6 million and $8.5 million of collateral recognized as short term investments, respectively. There were also $2.1 million and $2.6 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Balance Sheet as of December 31, 2022 and December 31, 2021, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $30.3 million as of December 31, 2022, of which $2.8 million is classified in other current liabilities and the remainder of $27.4 million is shown as a long-term liability in a separate line item in the Balance Sheets. For the year ended December 31, 2021, the estimated black lung liabilities (net of the black lung trust assets) were $37.1 million, of which $2.6 million is classified in other current liabilities and $34.5 million is classified as a long-term liability in a separate line item in the Balance Sheets. Accretion of the black lung liabilities is included in cost of other revenues on the Statements of Operations. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.
Note 11—Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a defined contribution plan to assist its eligible employees in providing for retirement. Generally, under the terms of the plan, employees make voluntary contributions through payroll deductions and the Company makes matching contributions, as defined by the plan. Contributions to these defined contribution plans amounted to $3.2 million for the year ended December 31, 2022, $2.5 million for the year ended December 31, 2021 and $3.0 million for the year

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

ended December 31, 2020 accounted for in cost of sales, cost of other revenues and selling, general and administrative costs in the Statements of Operations.
Collective Bargaining Agreement
The Company's CBA contract with the UMWA expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract and the UMWA is engaging in a strike. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4 and increased operations at Mine No. 7. Approximately 67.2% of the Company's employees were represented by the UMWA as of December 31, 2020.
Note 12—Equity Award Plans

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2022 is 4,610,544. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2022, the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $17.6 million for the year ended December 31, 2022 associated with awards granted under the 2017 Equity Plan. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $2.0 million as of December 31, 2022.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the year ended December 31, 2022 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	828,402	$20.11
Granted	336,566	$23.13
Canceled	(70,110)	$15.09
Forfeited	(14,905)	$27.03
Vested	(323,890)	$21.88
Outstanding at December 31, 2022	756,063

Note 13—Debt
The Company's debt consisted of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2022	December 31, 2021	Weighted Average Interest Rate at December 31, 2022	Final Maturity
Senior secured notes	$310,618	$350,000	7.875%	December 2028
ABL facility	—	—	Varies[1]	December 2026
Debt discount, net	(8,030)	(10,194)
Total debt	302,588	339,806
Less: current debt	—	—
Total long-term debt	$302,588	$339,806
1 Borrowing under the ABL Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") ranging currently from 1.5% and 2.0%, plus a credit adjustment spread, ranging currently from 0.11448% to 0.42826%, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging from 0.5% to 1.0%.
The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2022 is as follows (in thousands):

	Payments Due
	2023	2024	2025	2026	2027	Thereafter
Senior secured notes	$—	$—	$—	$—	$—	$310,618
ABL facility	—	—	—	—	—	—
Total	$—	$—	$—	$—	$—	$310,618
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

The amendment to the ABL Facility in December 2021 was considered to be a debt modification and resulted in incremental debt issuance costs of $3.3 million which are reflected as deferred financing costs in other long-term assets on the Balance Sheet. These costs coupled with the $1.7 million of deferred financing costs related to the existing ABL will be amortized to interest expense over the remaining term of the ABL Facility.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $65.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on December 6, 2026. As of December 31, 2022, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2022, the Company had $123.3 million of availability under the ABL Facility.
Subject to permitted exceptions, the obligations of the borrowers under the ABL Facility are guaranteed by each of the Company's domestic subsidiaries and secured by (i) first-priority security interests in the ABL Priority Collateral (as defined in the Indenture), which includes, among other things, certain accounts receivables, inventory and cash of the Company and the guarantors, and (ii) second-priority security interests in the Notes Priority Collateral (as defined in the Indenture), which

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

includes, among other things, material mining properties, shares of capital stock of the guarantors, intellectual property, as extracted collateral (to the extent not constituting inventory), and certain fixed assets of the Company and the guarantors.
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2022, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2022.
Senior Secured Notes
On December 6, 2021, the Company issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.343% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of the Company’s outstanding 8.00% senior secured notes due 2024 (the “2017 Notes”), including payment of the redemption premium in connection with such redemption. As a result, the Company recognized a loss on early extinguishment of debt of $9.7 million which represents the write-off of previously capitalized 2017 Notes debt issuance costs and debt discount, along with the redemption premium.
In connection with the issuance of the Notes, the Company incurred debt issuance costs of $8.1 million for the year ended December 31, 2022, which consists primarily of structuring fees and legal fees, and is included as a reduction in long-term debt on the Balance Sheet.

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

At any time prior to December 1, 2024, the Company may redeem the Notes, in whole or in part, at a price equal to 100.00% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at the Company’s option, in whole or in part, from time to time, on or after December 1, 2024, at redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to December 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 107.875% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. The Company is also required to make offers to purchase the Notes (i) at a purchase price of 101.00% of the principal amount thereof in the event it experiences specific kinds of change of control triggering events, (ii) at a purchase price of 103.00% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100.00% of the principal amount thereof in the event it makes certain asset sales or dispositions and does not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.

During the year ended December 31, 2022, the Company repurchased in the open market and extinguished approximately $39.4 million principal amount of the Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.5 million which is included in interest expense, net in the Statements of Operations.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2022	December 31, 2021
Finance lease right-of-use assets, net(1)	$69,596	$75,692
Finance lease liabilities
Current	24,089	23,622
Noncurrent	9,002	28,434
Total finance lease liabilities	$33,091	$52,056

Weighted average remaining lease term - finance leases (in months)	27.2	35.1
Weighted average discount rate - finance leases(2)	6.96%	6.11%
(1) Finance lease right-of-use assets, recorded net of accumulated amortization of $28.0 million and $17.7 million, are included in property, plant and equipment, net in the Balance Sheets as of December 31, 2022 and December 31, 2021, respectively. See Note 5 for additional disclosure.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
    The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2022	2021
Operating lease cost(1):	$36,106	$4,271
Finance lease cost:
Amortization of leased assets	17,587	13,941
Interest on lease liabilities	3,284	3,902
Net lease cost	$56,977	$22,114
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2023	28,582
2024	4,248
2025	2,189
2026	207
Thereafter	—
Total	35,226
Less: amount representing interest	(2,135)
Present value of lease liabilities	$33,091
(1) Finance lease payments include $4.2 million of future payments required under signed lease agreements that have not yet commenced. These finance leases will commence during fiscal year 2022 with lease terms between one to two years.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Supplemental cash flow information related to leases was as follows (in thousands):

	For the year ended December 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,284	$3,902
Financing cash flows from finance leases	$30,348	$29,022
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$8,150	$46,961
Note 15—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2022 and December 31, 2021, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2022 and December 31, 2021, there were no items accrued for miscellaneous litigation.
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
    In connection with the Company’s acquisition of certain core operating assets of Walter Energy, the Company acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”). Each of these claims were asserted by the Company in the Walter Canada CCAA proceedings. Walter Energy deemed these receivables to be uncollectable for the year ended December 31, 2015 and the Company did not assign any value to these receivables in acquisition accounting as collectability was deemed remote. In March 2020, the Company received approximately $1.8 million in settlement proceeds for the Shared Services Claim and
Hybrid Debt Claim and an additional $1.7 million in the fourth quarter of 2020, which are reflected as other income in the Statements of Operations. In March 2022, the Company received approximately $0.7 million, which is reflected as other income in the Statements of Operations. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolutions of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2022 and December 31, 2021, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party land owners. These leases convey mining rights to the Company in exchange for royalties to be paid to the land owner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $138.9 million, $65.4 million, and $49.5 million, for the years ended December 31, 2022, December 31, 2021, and December 31, 2020, respectively.
Note 16—Stockholders' Equity

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

    Under the New Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements and other considerations as determined from time to time by the Company. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity. Any future repurchases of shares of the Company's common stock will be subject to the 1% excise tax under the IRA.
During the year ended December 31, 2020, the Company repurchased the remaining shares authorized under the First Stock Repurchase Program for approximately $1.9 million and repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving $59.4 million of share repurchases authorized under the New Stock Repurchase Program.
Dividends
The Company declared the following dividends on common shares as of the filing date of this Form 10-K:

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.06	$3.1	Quarterly	February 18, 2022	March 3, 2022	March 10, 2022
$0.06	$3.1	Quarterly	April 26, 2022	May 6, 2022	May 13, 2022
$0.50	$25.8	Special	May 3, 2022	May 13, 2022	May 20, 2022
$0.06	$3.1	Quarterly	August 1, 2022	August 11, 2022	August 18, 2022
$0.80	$41.3	Special	August 1, 2022	August 22, 2022	August 29, 2022
$0.06	$3.1	Quarterly	October 24, 2022	November 4, 2022	November 11, 2022
$0.07	$—	Quarterly	February 9, 2023	February 20, 2023	February 27, 2023
$0.88	$—	Special	February 13, 2023	February 28, 2023	March 7, 2023
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 17—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of December 31, 2022, the Company had no natural gas swap contracts outstanding. As of December 31, 2021, the Company had 6,100,000 metric million British thermal unit natural gas contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the
Condensed Statements of Operations. The Company recognized a loss of $27.7 million and $1.6 million for the years ended December 31, 2022 and December 31, 2021, respectively. The Company records all derivative instruments at fair value and had no asset or liability outstanding as of December 31, 2022 and had an asset of $4.0 million as of December 31, 2021 in prepaid expenses and other in the accompanying Balance Sheets.
Note 18—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$—	$—	$—

Fair Value Measurements as of December 31, 2021 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$4,043	$—	$4,043
During the year ended December 31, 2022, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 assets or liabilities.
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
Debt—The Company's outstanding debt is carried at cost. As of December 31, 2022, the Company had no borrowings outstanding under the ABL Facility, with $123.3 million available, net of $8.7 million of letters of credit issued and outstanding at such time. The estimated fair value of the Notes as of December 31, 2022 is approximately $304.4 million based upon observable market data (Level 2).
Note 19—Net Income (Loss) per Share
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

	For the years ended December 31,
	2022	2021	2020
Numerator:
Net income (loss)	$641,298	$150,881	$(35,761)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	51,622	51,382	51,168
Dilutive restricted stock awards and units(1)	93	63	—
Weighted-average shares used to compute net income (loss) per share—diluted	51,715	51,445	51,168
Net income (loss) per share—basic	$12.42	$2.94	$(0.70)
Net income (loss) per share—diluted	$12.40	$2.93	$(0.70)
(1) In periods of net loss, the number of shares used to calculate diluted earnings per share is the same as basic earnings per share; therefore, the effect of dilutive securities is zero for such periods.
As of December 31, 2022, there were 259,511 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 78,261 share impact on dilutive weighted average shares for the year ended December 31, 2022.
As of December 31, 2022, there were 477,104 shares granted under the 2017 Equity Plan to employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share.
The Company has $0.5 million of restricted stock unit awards under the 2017 Equity Plan that can be settled in shares or in cash at the election of employees. These awards have certain service-based and performance-based vesting conditions and can be earned no later than December 31, 2024. If the Company were to settle these awards in shares these awards would represent 14,434 shares based on the Company's closing share price as of December 31, 2022. These awards also had a 14,434 share impact on dilutive weighted average shares for the year ended December 31, 2022.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the years ended December 31,
	2022	2021	2020
Revenues
Mining	$1,707,579	$1,028,283	$761,871
All other	31,159	30,933	20,867
Total revenues	$1,738,738	$1,059,216	$782,738

	For the years ended December 31,
	2022	2021	2020
Capital Expenditures
Mining	$151,194	$55,344	$78,015
All other	54,048	2,549	9,473
Total capital expenditures	$205,242	$57,893	$87,488
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2022	2021	2020
Segment Adjusted EBITDA	$996,974	$474,001	$136,701
Other revenues	31,159	30,933	20,867
Cost of other revenues	(27,047)	(28,899)	(33,736)
Depreciation and depletion	(115,279)	(141,418)	(118,092)
Selling, general and administrative	(48,791)	(35,593)	(32,879)
Business interruption	(23,455)	(21,372)	—
Idle mine	(12,137)	(33,899)	—
Loss on early extinguishment of debt	—	(9,678)	—
Other income	675	1,291	3,544
Interest expense, net	(18,995)	(35,389)	(32,310)
Income tax (expense) benefit	(141,806)	(49,096)	20,144
Net income (loss)	$641,298	$150,881	$(35,761)
Note 21—Subsequent Events
On February 9, 2023, the Board declared a regular quarterly cash dividend of $0.07 per share, which was an increase of 17% over the regular cash dividend declared by the Board on October 24, 2022, totaling approximately $3.7 million, which will be paid on February 27, 2023 to stockholders of record as of the close of business on February 20, 2023.
On February 13, 2023, the Board declared a special cash dividend of $0.88 per share, totaling approximately $46.3 million, which will be paid on March 7, 2023 to stockholders of record as of the close of business on February 28, 2023.