Form 10-Q
period 2023-03-31
WARRIOR MET COAL, INC.
filed 2023-05-03
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of May 2, 2023: 51,988,886

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q" or "this report") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with the labor union representing certain of our hourly employees. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
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
•geopolitical events, including the effects of the Russia-Ukraine war; and
•the inability to transport our products to customers due to rail performance issues or the impact of weather and mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended March 31,
	2023	2022
Revenues:
Sales	$500,491	$382,433
Other revenues	9,183	(3,781)
Total revenues	509,674	378,652
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	232,630	135,341
Cost of other revenues (exclusive of items shown separately below)	11,438	7,040
Depreciation and depletion	37,213	25,797
Selling, general and administrative	14,516	13,929
Business interruption	4,217	6,688
Idle mine	—	3,008
Total costs and expenses	300,014	191,803
Operating income	209,660	186,849
Interest income (expense), net	1,460	(7,822)
Other income	221	675
Income before income tax expense	211,341	179,702
Income tax expense	29,064	33,453
Net income	$182,277	$146,249
Basic and diluted net income per share:
Net income per share—basic	$3.52	$2.84
Net income per share—diluted	$3.51	$2.83
Weighted average number of shares outstanding—basic	51,842	51,532
Weighted average number of shares outstanding—diluted	51,956	51,634
Dividends per share:	$0.95	$0.06
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	March 31, 2023 (Unaudited)	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$862,548	$829,480
Short-term investments	8,697	8,608
Trade accounts receivable	208,629	151,826
Inventories, net	129,406	154,039
Prepaid expenses and other receivables	34,296	29,156
Total current assets	1,243,576	1,173,109
Mineral interests, net	86,692	88,636
Property, plant and equipment, net	793,866	738,947
Deferred income taxes	7,090	7,572
Other long-term assets	19,765	19,831
Total assets	$2,150,989	$2,028,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$29,746	$39,026
Accrued expenses	62,928	77,435
Asset retirement obligations	3,927	3,900
Short-term financing lease liabilities	26,535	24,089
Other current liabilities	4,584	$8,674
Total current liabilities	127,720	153,124
Long-term debt	295,051	302,588
Asset retirement obligations	66,126	64,581
Long-term financing lease liabilities	4,026	9,002
Deferred income taxes	51,959	23,378
Other long-term liabilities	27,816	27,907
Total liabilities	572,698	580,580

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of March 31, 2023 and December 31, 2022; 54,210,727 issued and 51,988,886 outstanding as of March 31, 2023; 53,875,409 issued and 51,653,568 outstanding as of December 31, 2022)	539	539
Treasury stock, at cost (2,221,841 shares as of March 31, 2023 and December 31, 2022)	(50,576)	(50,576)
Additional paid in capital	268,471	269,956
Retained earnings	1,359,857	1,227,596
Total stockholders’ equity	1,578,291	1,447,515
Total liabilities and stockholders’ equity	$2,150,989	$2,028,095
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022

Common Stock
Balance, beginning of period	$539	$537
Issuance of shares	—	—
Balance, end of period	539	537
Preferred Stock
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	269,956	256,059
Stock based compensation expense	7,713	7,218
Other	(9,198)	(3,716)
Balance, end of period	268,471	259,561
Retained Earnings
Balance, beginning of period	1,227,596	665,963
Net income	182,277	146,249
Dividends paid	(50,016)	(3,126)
Balance, end of period	1,359,857	809,086
Total Stockholders' Equity	$1,578,291	$1,018,608
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2023	2022

OPERATING ACTIVITIES
Net income	$182,277	$146,249
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	37,213	25,797
Deferred income tax expense	29,064	33,382
Stock based compensation expense	7,702	7,218
Amortization of debt issuance costs and debt discount, net	713	522
Accretion of asset retirement obligations	906	867
Mark-to-market (gain) loss on gas hedges	(500)	11,681
Changes in operating assets and liabilities:
Trade accounts receivable	(56,804)	(138,328)
Inventories	17,406	(39,446)
Prepaid expenses and other receivables	(3,140)	7,148
Accounts payable	(8,463)	13,090
Accrued expenses and other current liabilities	(18,032)	(1,500)
Other	4,592	3,461
Net cash provided by operating activities	192,934	70,141
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(68,179)	(10,528)
Deferred mine development costs	(14,458)	(9,893)
Acquisitions, net of cash acquired	(2,381)	2,533
Net cash used in investing activities	(85,018)	(17,888)
FINANCING ACTIVITIES
Dividends paid	(50,016)	(3,126)
Extinguishment of debt	(8,000)	—
Principal repayments of finance lease obligations	(7,634)	(7,203)
Other	(9,198)	(3,716)
Net cash used in financing activities	(74,848)	(14,045)
Net increase in cash and cash equivalents	33,068	38,208
Cash and cash equivalents at beginning of period	829,480	$395,839
Cash and cash equivalents at end of period	$862,548	$434,047
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report"). Operating results for the three months ended March 31, 2023 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements for the year ended December 31, 2022 included in the 2022 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $3.0 million for the three months ended March 31, 2022. The Company incurred no idle mine expenses for the three months ended March 31, 2023. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company incurred business interruption expenses of approximately $4.2 million for the three months ended March 31, 2023 and $6.7 million for the three months ended March 31, 2022, which represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The Company is currently working to complete the onboarding process with the eligible employees that wish to return to work and continues to engage in good faith negotiations with the labor union representing certain of our hourly employees to reach an agreement on a new contract.
Acquisitions
On March 1, 2022, the Company acquired the remaining 50% interest in Black Warrior Methane ("BWM") and Black Warrior Transmission ("BWT") for $0.3 million. The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The acquisition is not deemed to be material to the condensed financial statements.
On March 31, 2023, the Company acquired the remaining ownership interest in gas wells owned by an independent third party for $2.4 million. The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. A full and detailed valuation of the assets and liabilities is being completed. Accordingly, the allocation is preliminary and may change as additional information becomes available and is assessed by the Company. The final allocation of the consideration transferred may include adjustments to the

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
fair value estimates of identifiable assets and liabilities after a full review has been completed. The acquisition is not deemed to be material to the condensed financial statements.
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2022 Annual Report.
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
As of March 31, 2023 and December 31, 2022, short-term investments consisted of $8.7 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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
Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three months ended March 31, 2023 and 2022, XCoal accounted for approximately $30.9 million, or 6.1% of total sales, and $83.5 million, or 21.6% of total sales, respectively.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current met coal and steel market environments. As of March 31, 2023 and December 31, 2022, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
New Accounting Pronouncements
There were no new accounting standards that had a material impact on the Company's condensed financial statements during the three months ended March 31, 2023, and there were no other new accounting standards that were issued but not yet effective as of March 31, 2023 and that the Company expects to have a material impact on its condensed financial statements.
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Coal	$82,909	$109,822
Raw materials, parts, supplies and other, net	46,497	44,217
Total inventories, net	$129,406	$154,039
Note 4. Income Taxes
For the three months ended March 31, 2023 and 2022, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three months ended March 31, 2023 and 2022, the Company had an income tax expense of $29.1 million and $33.5 million, respectively.
The $29.1 million income tax expense for the three months ended March 31, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. The Company has historically not been eligible to claim the deduction due to the deduction being limited to taxable income and the Company's ability to utilize its net operating losses to offset taxable income.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	March 31, 2023	December 31, 2022	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$302,618	$310,618	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(7,567)	(8,030)
Total debt	295,051	302,588
Less: current debt	—	—
Total long-term debt	$295,051	$302,588
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
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
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
During the three months ended March 31, 2023, the Company repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations.
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
As of March 31, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2023, the Company had $123.3 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit outstanding at such time).
Note 6. Other Long-Term Liabilities
Other long-term liabilities are summarized as follows (in thousands):

	March 31, 2023	December 31, 2022
Black lung obligations	27,316	27,407
Other	500	500
Total other long-term liabilities	$27,816	$27,907

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2023	December 31, 2022
Finance lease right-of-use assets, net(1)	$69,494	69,596
Finance lease liabilities
Current	26,535	24,089
Noncurrent	4,026	9,002
Total finance lease liabilities	$30,561	$33,091

Weighted average remaining lease term - finance leases (in months)	25.6	27.2
Weighted average discount rate - finance leases(2)	6.39%	6.96%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $29.0 million and $28.0 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of March 31, 2023 and the Balance Sheets as of December 31, 2022, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Operating lease cost(1):	$6,430	$5,990
Finance lease cost:
Amortization of leased assets	5,280	4,621
Interest on lease liabilities	638	880
Net lease cost	$12,348	$11,491
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of March 31, 2023 were as follows (in thousands):

Finance Leases(1)
2023	$23,451
2024	5,489
2025	3,094
2026	458
2027	—
Thereafter	—
Total	32,492
Less: amount representing interest	(1,931)
Present value of lease liabilities	$30,561
(1) Finance lease payments include $2.2 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the three months ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$638	$880
Financing cash flows from finance leases	$7,634	$7,203
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$2,158	$1,911
As of March 31, 2023, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $2.2 million. These finance leases will commence during the fiscal years 2023 and 2024 with lease terms of one to two years.
Note 8. Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2023	2022
Numerator:
Net income	$182,277	$146,249
Denominator:
Weighted-average shares used to compute net income per share—basic	51,842	51,532
Dilutive restrictive stock awards	114	102
Weighted-average shares used to compute net income per share—diluted	51,956	51,634
Net income per share—basic	$3.52	$2.84
Net income per share—diluted	$3.51	$2.83
Note 9. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2023 and December 31, 2022, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of its businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2023 and December 31, 2022, there were no items accrued for miscellaneous litigation.
On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia. As a result of the Company’s acquisition of certain core operating assets of Walter Energy during the Chapter 11 Cases, in the first quarter of 2023 and 2022 the Company received $0.2 million and $0.7 million, respectively, from the Chapter 11 Cases which is reflected as other income in the Condensed Statement of Operations for the three months ended March 31, 2023.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2023 and December 31, 2022, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $33.2 million and $25.2 million for the three months ended March 31, 2023 and 2022, respectively.
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
    Under the New Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements and other considerations as determined from time to time by the Company. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity. Any future repurchases of shares of the Company's common stock will be subject to the 1% excise tax under the Inflation Reduction Act of 2022 (“IRA”).

As of March 31, 2023 and December 31, 2022, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.06	$3.1	Quarterly	February 18, 2022	March 03, 2022	March 03, 2022
$0.06	$3.1	Quarterly	April 26, 2022	May 06, 2022	May 06, 2022
$0.50	$25.8	Special	May 03, 2022	May 13, 2022	May 13, 2022
$0.06	$3.1	Quarterly	August 1, 2022	August 11, 2022	August 11, 2022
$0.80	$41.3	Special	August 1, 2022	August 22, 2022	August 22, 2022
$0.06	$3.1	Quarterly	October 24, 2022	November 4, 2022	November 4, 2022
$0.07	$3.6	Quarterly	February 9, 2023	February 20, 2023	February 20, 2023
$0.88	$46.4	Special	February 13, 2023	February 28, 2023	February 28, 2023
$0.07	$—	Quarterly	April 25, 2023	May 5, 2023	May 12, 2023
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 11. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2023, the Company had natural gas swap contracts outstanding with notional amounts totaling 4,145,000 million metric British thermal units maturing in the first quarter of 2024. As of December 31, 2022, the Company had no natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized a gain related to natural gas swap contracts of $0.7 million, which includes $0.2 million of realized gains, for the three months ended March 31, 2023. For the three months ended March 31, 2022, the Company recognized a loss of $13.2 million, which includes $1.5 million of realized losses related to natural gas swap contracts. The Company records all derivative instruments at fair value and had an asset of $0.7 million as of March 31, 2023 in prepaid expenses and other receivables in the accompanying Condensed Balance Sheets and had no asset or liability as of December 31, 2022.
Note 12. Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$705	$—	$705

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)

Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$—	$—	$—
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2023 or December 31, 2022. During the three months ended March 31, 2023, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three months ended March 31, 2023.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt — The Company's outstanding debt is carried at cost. As of March 31, 2023, there were no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of December 31, 2022, the Company had no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of March 31, 2023 and December 31, 2022, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $302.6 million and $304.4 million, respectively.
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

The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest income (expense), and income tax expense or benefit by segment.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2023 (UNAUDITED)
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2023	2022
Revenues
Mining	$500,491	$382,433
All other	9,183	(3,781)
Total revenues	$509,674	$378,652

	For the three months ended March 31,
	2023	2022
Capital Expenditures
Mining	$40,149	$7,155
All other	28,030	3,373
Total capital expenditures	$68,179	$10,528
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, other income, interest income (expense), net, income tax expense, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended March 31,
	2023	2022
Segment Adjusted EBITDA	$267,861	$247,092
Other revenues	9,183	(3,781)
Cost of other revenues	(11,438)	(7,040)
Depreciation and depletion	(37,213)	(25,797)
Selling, general and administrative	(14,516)	(13,929)
Business interruption	(4,217)	(6,688)
Idle mine	—	(3,008)
Other income	221	675
Interest income (expense), net	1,460	(7,822)
Income tax expense	(29,064)	(33,453)
Net income	$182,277	$146,249

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2023 and March 31, 2022. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal metallurgical ("met") coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium met coal, also known as hard coking coal (“HCC”) or steelmaking coal, operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7.
As of December 31, 2022, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 89.0 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free On Board ("FOB") Australia Index Price ("Platts Index"). Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to mid-volatility ("MV"). These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
We sell substantially all of our steelmaking coal production to steel producers. Steelmaking coal, which is converted to coke, is a critical input in the steel production process. Steelmaking coal is both consumed domestically in the countries where it is produced and exported by several of the largest producing countries, such as China, Australia, the United States, Canada and Russia. Therefore, demand for our coal will be highly correlated to conditions in the global steelmaking industry. The steelmaking industry’s demand for steelmaking coal is affected by a number of factors, including the cyclical nature of that industry’s business, technological developments in the steelmaking process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for steelmaking coal, which would have a material adverse effect upon our business. Similarly, if alternative ingredients are used in substitution for steelmaking coal in the integrated steel mill process, the demand for steelmaking coal would materially decrease, which could also materially adversely affect demand for our steelmaking coal.
Recent Developments
U.S. inflation remains at 5.0%, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from the novel coronavirus ("COVID-19"), powered in part by low interest rates and government stimulus to counter the pandemic's impact. We expect COVID-19 to continue to impact global supply markets and supply chains, resulting in shortages, extended lead times and increased inflation impacting our operations and profitability. We are applying a number of different strategies to mitigate the impact of these challenges on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships. In 2023, we expect inflation to continue to ease but we expect that it will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Inflation affects, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The global seaborne metallurgical coal market remains volatile, primarily driven by a weakening global macroeconomic environment, inflation, and trade disruptions driven by additional sanctions imposed on Russian coal imports. The lifting of the unofficial Chinese ban on Australian coal, the ongoing war in Ukraine, additional sanctions against Russia, a broader economic weakening as inflation rises or continues apace and stimulus spending falls are all likely to continue to impact the global steelmaking coal market and impact our business, financial condition or results of operations.

Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the labor union representing certain of our hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expenses of $3.0 million for the three months ended March 31, 2022. The Company incurred no idle mine expenses for the three months ended March 31, 2023. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. We have also incurred business interruption expenses of approximately $4.2 million for the three months ended March 31, 2023 and $6.7 million for the three months ended March 31, 2022, which represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. We are currently working to complete the onboarding process with the eligible employees that wish to return to work and continue to engage in good faith negotiations with the labor union representing certain of our hourly employees to reach an agreement on a new contract.
Acquisitions
On March 1, 2022, we acquired the remaining 50% interest in Black Warrior Methane ("BWM") and Black Warrior Transmission ("BWT") for $0.3 million. The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The acquisition is not deemed to be material to the condensed financial statements.
On March 31, 2023, we acquired the remaining ownership interest in gas wells owned by an independent third party for $2.4 million. The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. A full and detailed valuation of the assets and liabilities is being completed. Accordingly , the allocation is preliminary and may change as additional information becomes available and is assessed by us. The final allocation of the consideration transferred may include adjustments to the fair value estimates of identifiable assets and liabilities, after a full review has been completed. The acquisition is not deemed to be material to the condensed financial statements.
How We Evaluate Our Operations
Our primary business, the mining and exporting of steelmaking coal for the steel industry, is conducted in one reportable business segment: mining. All other operations and results are reported under the “All Other” category as a reconciling item to consolidated amounts, which includes the business results from our sale of natural gas extracted as a byproduct from our underground coal mines and royalties from our leased properties. Our natural gas and royalty businesses do not meet the criteria in ASC 280, Segment Reporting, to be considered as operating or reportable segments.
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

	For the three months ended March 31,
(in thousands)	2023	2022

Segment Adjusted EBITDA	$267,861	$247,092
Metric tons sold	1,767	1,022
Metric tons produced	1,596	1,395
Average net selling price per metric ton	$283.24	$374.20
Cash cost of sales per metric ton	$131.04	$131.48
Adjusted EBITDA	$259,407	$243,823

Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine expense, interest income (expense), net, income tax expense, other income and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
Sales Volumes and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our steelmaking coal. Our sales volume and sales prices are largely dependent upon the terms of our annual steelmaking coal sales contracts, for which prices generally are set on daily index averages. The volume of steelmaking coal we sell is also a function of the pricing environment in the international met coal markets and the amounts of LV and MV coal that we sell. We evaluate the price we receive for our steelmaking coal based on our average net selling price per metric ton.
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

(in thousands)	For the three months ended March 31,
	2023	2022

Cost of sales (exclusive of depreciation and depletion)	$232,630	$135,341
Asset retirement obligation accretion	(540)	(493)
Stock compensation expense	(534)	(475)
Cash cost of sales	$231,556	$134,373
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest (income) expense, net, income taxes, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market (gain) loss on gas hedges, business interruption, idle mine and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended March 31,
	2023	2022
Net income	182,277	146,249
Interest (income) expense, net	(1,460)	7,822
Income tax expense	29,064	33,453
Depreciation and depletion	37,213	25,797
Asset retirement obligation accretion (1)	906	867
Stock compensation expense (2)	7,702	7,218
Other non-cash accretion (3)	414	231
Mark-to-market (gain) loss on gas hedges (4)	(705)	13,165
Business interruption (5)	4,217	6,688
Idle mine expense (6)	—	3,008
Other income (7)	(221)	(675)
Adjusted EBITDA	$259,407	$243,823
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents mark-to-market (gain) loss recognized on gas hedges.
(5)Represents business interruption expenses associated with the labor strike.
(6)Represents idle mine expenses incurred in connection with reduced operations at Mine No. 4 and Mine No. 7.
(7)Represents proceeds received associated with the Chapter 11 Cases from Walter Energy, Inc.

Results of Operations
Three Months Ended March 31, 2023 and 2022
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended March 31,
($ in thousands)	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$500,491	98.2%	$382,433	101.0%
Other revenues	9,183	1.8%	(3,781)	(1.0)%
Total revenues	509,674	100.0%	378,652	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	232,630	45.6%	135,341	35.7%
Cost of other revenues (exclusive of items shown separately below)	11,438	2.2%	7,040	1.9%
Depreciation and depletion	37,213	7.3%	25,797	6.8%
Selling, general and administrative	14,516	2.8%	13,929	3.7%
Business interruption	4,217	0.8%	6,688	1.8%
Idle mine	—	—%	3,008	0.8%
Total costs and expenses	300,014	58.9%	191,803	50.7%
Operating income	209,660	41.1%	186,849	49.3%
Interest income (expense), net	1,460	0.3%	(7,822)	(2.1)%
Other income	221	—%	675	0.2%
Income before income tax expense	211,341	41.5%	179,702	47.5%
Income tax expense	29,064	5.7%	33,453	8.8%
Net income	$182,277	35.8%	$146,249	38.6%
Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended March 31,
	2023	2022
Met Coal (metric tons in thousands)
Metric tons sold	1,767	1,022
Metric tons produced	1,596	1,395
Average net selling price per metric ton	$283.24	$374.20
Cash cost of sales per metric ton	$131.04	$131.48
We produced 1.6 million metric tons of steelmaking coal for the three months ended March 31, 2023 compared to 1.4 million metric tons for the three months ended March 31, 2022, representing a 14% increase.. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the first quarter of 2023 compared to the first quarter of 2022, when operations at Mine No. 4 were being restarted and both Mine No. 4 and Mine No. 7 were being operated at reduced capacity.
Sales for the three months ended March 31, 2023 were $500.5 million compared to $382.4 million for the three months ended March 31, 2022. The $118.1 million increase in sales was primarily driven by a $278.8 million increase in sales due to a 73% or 0.7 million metric ton increase in steelmaking coal sales volume offset partially by a $160.7 million decrease in sales related to a $90.96 per metric ton decrease in the average net selling price per metric ton of steelmaking coal. The 73% increase in sales volumes was driven by the drawdown of coal inventory levels in the current quarter due to improved performance at the McDuffie Terminal combined with an increase in sales driven by increased production as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the first quarter of 2023 compared to the first quarter of 2022, when operations at Mine No. 4 were being restarted and both Mine No. 4 and Mine No. 7 were being operated at reduced capacity.

For the three months ended March 31, 2023, our geographic customer mix was 52% in Europe, 23% in South America, 21% in Asia and 3% in the United States. For the three months ended March 31, 2022, our geographic customer mix was 66% in Europe, 22% in Asia and 12% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended March 31, 2023 were $9.2 million compared to $(3.8) million for the three months ended March 31, 2022. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $13.0 million increase in other revenues is primarily due to the prior year including a $13.2 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures at that time.
Cost of sales (exclusive of items shown separately below) was $232.6 million, or 45.6% of total revenues, for the three months ended March 31, 2023, compared to $135.3 million, or 35.7% of total revenues for the three months ended March 31, 2022. The $97.3 million increase is primarily driven by a $98.0 million increase due to a 0.7 million metric ton increase in steelmaking coal sales volumes, plus the cumulative impact of inflation on supplies and electricity.
Depreciation and depletion expenses were $37.2 million, or 7.3% of total revenues, for the three months ended March 31, 2023, compared to $25.8 million, or 6.8% for the three months ended March 31, 2022. The $11.4 million increase in depreciation and depletion is primarily driven by a 0.7 million metric ton increase in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $14.5 million, or 2.8% of total revenues, for the three months ended March 31, 2023, compared to $13.9 million, or 3.7% of total revenues, for the three months ended March 31, 2022. The $0.6 million increase in selling, general and administrative expenses for the period is due to an increase in stock compensation expense.
Business interruption expenses were $4.2 million and $6.7 million for the three months ended March 31, 2023 and 2022, respectively. These expenses remained relatively consistent with the prior period and represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. The $2.5 million decrease in business interruption expenses is primarily driven by reduced spending on security.
Idle mine expenses were $3.0 million for the three months ended March 31, 2022. These expenses represent idle mine expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor.
Interest income, net was $1.5 million, or 0.3% of total revenues, for the three months ended March 31, 2023, compared to interest expense, net of $7.8 million, or 2.1% of total revenues, for the three months ended March 31, 2022. The $9.3 million increase is primarily driven by a decrease in interest on our outstanding senior secured notes combined with an increase in interest income.
Other income for the three months ended March 31, 2023 and 2022 represents proceeds received from the Chapter 11 Cases from Walter Energy, Inc.
For the three months ended March 31, 2023, we recognized income tax expense of $29.1 million. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $29.1 million income tax expense for the three months ended March 31, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. We have historically not been eligible to claim the deduction due to the deduction being limited to taxable income and our ability to utilize our net operating losses to offset taxable income.
For the three months ended March 31, 2022, we recognized income tax expense of $33.5 million, which was principally offset by the utilization of federal NOLs for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period.
Liquidity and Capital Resources

Overview
Our sources of cash have been steelmaking coal and natural gas sales to customers, proceeds received from the Notes (as defined below) and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, working capital, our capital expenditures, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.
Going forward, we will use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, our reclamation obligations, professional fees and other non-recurring transaction expenses and strategic investments, the development of Blue Creek, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs, including the development of Blue Creek, going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital needs, the development of Blue Creek, or special dividends financed partially or wholly with debt financing, our ability to access the capital markets to raise additional capital.
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and a resolution of the CBA contract negotiations with the labor union representing certain of our hourly employees. There remains uncertainty as to the effects of new COVID-19 variants on the global economy, which in turn may, among other things, impact our ability to generate positive cash flows from operations, fund capital expenditure needs and successfully execute and fund key initiatives, such as the development of Blue Creek.
Our total liquidity as of March 31, 2023 was $985.8 million, consisting of cash and cash equivalents of $862.5 million and $123.3 million available under our ABL Facility. As of March 31, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
During the three months ended March 31, 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from this open-market purchase is estimated to be approximately $4.0 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations. In the future, we may, at any time and from time to time, seek to retire or purchase additional Notes in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, if any, and other factors.
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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $8.7 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2023, we had outstanding surety bonds and letters of credit with parties for post-

mining reclamation at all of our mining operations totaling $41.2 million, $18.6 million as collateral for self-insured black lung related claims and $5.3 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs, including the development of Blue Creek, for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the ongoing CBA contract negotiations with the labor union representing certain of our hourly employees and the ongoing impact of COVID-19.
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
Refer to the respective notes to our audited financial statements for the year ended December 31, 2022 included in our 2022 Annual Report for further information about our credit facilities and long-term debt (Note 13), commitments and contingencies (Note 16), asset retirement obligations (Note 8), black lung obligations (Note 10), lease payment obligations (Note 14), share repurchase programs (Note 16) and derivative instruments (Note 17).
If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our ABL Facility, the indenture governing the Notes (the "Indenture"), and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us or at all.
Statements of Cash Flows
Cash balances were $862.5 million and $829.5 million at March 31, 2023 and December 31, 2022, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2023	2022
Net cash provided by operating activities	$192,934	$70,141
Net cash used in investing activities	(85,018)	(17,888)
Net cash used in financing activities	(74,848)	(14,045)
Net increase in cash and cash equivalents	$33,068	$38,208
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations, mark-to-market (gains) losses on gas hedges and changes in net working capital.
Net cash provided by operating activities was $192.9 million for the three months ended March 31, 2023, and was primarily attributed to net income of $182.3 million adjusted for depreciation and depletion expense of $37.2 million, deferred income tax expense of $29.1 million, stock based compensation expense of $7.7 million, accretion of asset retirement obligations of $0.9 million, amortization of debt issuance costs and debt discount of $0.7 million, non-cash mark-to-market gain on gas hedges of $0.5 million, and an increase in our net working capital of $69.0 million since December 31, 2022. The increase in our working capital was primarily driven by increases in accounts receivable and decreased accrued expenses and accounts payable offset partially by a decrease in inventories. The increase in trade accounts receivable reflects higher sales volumes and the timing of sales and the decrease in inventories is due to greater sales volumes than production. The decrease in accrued expenses and accounts payable is due to the timing of payments.
Net cash provided by operating activities was $70.1 million for the three months ended March 31, 2022, and was primarily attributed to the net income of $146.2 million adjusted for depreciation and depletion expense of $25.8 million, deferred income tax expense of $33.4 million, stock based compensation expense of $7.2 million, accretion of asset retirement obligations of $0.9 million, amortization of debt issuance costs and debt discount/premium, net of $0.5 million, mark-to-market loss on gas hedges of $11.7 million and a decrease in our net working capital of $159.0 million since December 31, 2021. The decrease in our working capital was primarily driven by decreases in accounts receivable, inventory and prepaid expenses and other receivables offset partially by decreases to accounts payable and accrued expenses and other current liabilities. The decrease to inventory was due to greater sales than production volume for the period. The decrease in trade accounts receivable and accounts payable is primarily driven by the timing of cash receipts and payments.
Investing Activities
Net cash used in investing activities was $85.0 million and $17.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively, primarily due to purchases of property, plant and equipment and mine development. The current period also includes $2.4 million cash paid to acquire the remaining ownership interest in gas wells owned by an independent third party. The prior year period also includes net cash acquired in connection with the acquisition of the remaining 50% interest in BWM and BWT.
Financing Activities
Net cash used in financing activities was $74.8 million for the three months ended March 31, 2023, primarily due to the payment of regular quarterly and special dividends of $50.0 million, retirements of debt related to our senior notes of $8.0 million and principal repayments of finance lease obligations of $7.6 million.
Net cash used in financing activities was $14.0 million for the three months ended March 31, 2022, primarily due to principal repayments of finance lease obligations of $7.2 million and the payment of dividends of $3.1 million.
Stock Repurchase Program
On March 26, 2019, the Board of Directors (the "Board") approved the Company's second stock repurchase program (the “New Stock Repurchase Program”) that authorizes repurchases of up to an aggregate of $70.0 million of the Company's outstanding common stock. The Company fully exhausted its previous stock repurchase program (the "First Stock Repurchase Program") of $40.0 million of its outstanding common stock. The New Stock Repurchase Program does not require the Company to repurchase a specific number of shares or have an expiration date. The New Stock Repurchase Program may be suspended or discontinued by the Board at any time without prior notice.
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
As of March 31, 2023, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the Stock Repurchase Program.
Capital Allocation Policy
On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. In February 2023, we announced that the Board approved an increase in the regular quarterly cash dividend by 17%, from $0.06 per share to $0.07 per share. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to develop our strategic growth project Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.
The Capital Allocation Policy states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue selective strategic growth opportunities that can provide compelling stockholder returns.
During the three months ended March 31, 2023, we have paid $50.0 million of regular quarterly and special cash dividends under the Capital Allocation Policy.
Regular Quarterly Dividend
On February 18, 2022, the Board declared a regular quarterly cash dividend of $0.06 per share, totaling approximately $3.1 million, which was paid on March 10, 2022, to stockholders of record as of the close of business on March 3, 2022.
On February 9, 2023, the Board approved an increase in the regular quarterly cash dividend by 17% and declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.6 million, which was paid on February 27, 2023 to stockholders of record as of the close of business on February 20, 2023.
Special Dividend
On February 13, 2023, the Board declared a special cash dividend of $0.88 per share, totaling approximately $46.4 million, which was paid on March 7, 2023 to stockholders of record as of the close of business on February 28, 2023.
ABL Facility
The ABL Facility will mature on December 6, 2026. As of March 31, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2023, we had $123.3 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2023, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2023.
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
During the three months ended March 31, 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest expense, net in the Condensed Statements of Operations.
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
Our capital expenditures were $68.2 million and $10.5 million for the three months ended March 31, 2023 and March 31, 2022, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek and the portal facilities at Mine No. 4 as well as expenditures necessary to maintain our property, plant and equipment. Our deferred mine development costs were $14.5 million and $9.9 million for the three months ended March 31, 2023 and March 31, 2022, respectively, and relate to Mine No. 4 and the development of Blue Creek.
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
According to our third-party reserve report, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, Blue Creek has 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. We have the ability to acquire adjacent reserves that would increase total reserves to 144 million metric tons. We expect that Blue Creek will have a mine life of more than 40 years assuming a single longwall operation.

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
Between the initial announcement and the announced relaunch of the development of our Blue Creek mine, inflation in steel and other commodity prices, including labor costs, have increased the total capital spending requirements of this project. However, following a review of the project, we identified potential production increases of approximately 10% and we believe that we can accelerate the start of longwall production by approximately fifteen months based on design modifications and stronger available liquidity to fund the project. Since the relaunch in May 2022, we have continued to see inflation in key materials and labor costs and are pursuing efforts in design to mitigate the actual impact on the total costs.
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
We expect to invest approximately $700.0 million over five years to develop Blue Creek. We expect to invest $250.0 to $265.0 million for the development of Blue Creek for the full year 2023. Based on the current schedule, we expect the first development tons from continuous miner units to occur in the third quarter of 2024 with the longwall scheduled to start up in the second quarter of 2026. Our strong cash flow generation and current available liquidity, as well as the ability to finance $120.0 to $130.0 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek with the goal of maintaining an efficient and low-cost of capital.
The estimated total costs, projected valuation amounts and anticipated schedule are as of December 2021. These amounts have not been updated since that date and are subject to material change over the projected five-year development period for the Blue Creek project. In particular, the impacts of inflation, supply chain lead time changes and project scope changes that have already occurred since December 2021 or may yet occur are not reflected in the total cost estimates, projected valuation and anticipated schedule and are subject to material change as the development of this project progresses over its projected five-year development period.
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
As of March 31, 2023, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2023, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $41.2 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $5.3 million .
Recently Adopted Accounting Standards
A summary of recently adopted accounting pronouncements is included in Note 2 of the "Notes to Condensed Financial Statements" in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk on sales of steelmaking coal. We sell most of our steelmaking coal under fixed supply contracts primarily with indexed pricing terms and volume terms of up to one to three years. Sales commitments in the steelmaking coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of March 31, 2023, the Company had natural gas swap contracts outstanding covering 4,145,000 million metric British thermal units.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2023 and December 31, 2022, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2023, assuming we had $132.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.
Impact of Inflation
We have exposure to inflation for supplies that are used directly or indirectly in the normal course of production, such as belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on repair and rebuild equipment. These inflationary pressures have contributed to rising costs for us and may continue to do so in the future. We are applying a number of different strategies to mitigate the impact of inflation on our operations, including placing purchase orders earlier, utilizing short-term contracts and leveraging our supplier relationships.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2023. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2022 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2022 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, financial condition and/or operating results.
Bank failures or intervention by banking regulators may have an adverse impact on our business.
We regularly maintain domestic cash deposits in Federal Deposit Insurance Corporation ("FDIC") insured banks, which exceed the FDIC insurance limits. The failure of a bank, or events involving limited liquidity, defaults, non-performance or other adverse conditions in the financial or credit markets impacting financial institutions at which we maintain balances, or concerns or rumors about such events, may lead to disruptions in access to our bank deposits or otherwise adversely impact our liquidity and financial performance. There can be no assurance that our deposits in excess of the FDIC or other comparable insurance limits will be backstopped by the U.S. or applicable foreign government, or that any bank or financial institution with which we do business will be able to obtain needed liquidity from other banks, government institutions or by acquisition in the event of a failure or liquidity crisis.
Bank failures or interventions by banking regulators with respect to bank closures, legislation or regulation, and reaction to systematic risk assessments in the national and international banking industries may adversely affect our access to capital, which may adversely impact our operation and financial results. Bank failures, or changes in legislation and regulation, may adversely impact other entities that would, in turn, impact us. If our customers, suppliers, or other parties on whom we rely are affected by issues in the banking industry it may have an adverse impact on our operational and financial performance.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended March 31, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
January 1, 2023 - January 31, 2023
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
February 1, 2023 - February 28, 2023
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	242,783	$37.88	—
March 1, 2023 - Marc 31, 2023
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	242,783		—
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
Item 5. Other Information.
On April 25, 2023, the Compensation Committee (the “Committee”) of the Board of Directors (the “Board”) of Warrior Met Coal, Inc. (the “Company”) approved a Transformational Retention/Incentive Program for the Company’s named executive officers (the “NEOs”) in order to enhance long-term incentive alignment with key priorities and promote retention of employees critical to the transformation efforts. Under the Transformational Retention/Incentive Program, the Company’s NEOs were granted an opportunity to earn a cash incentive award (a “Transformational Award”) (i) in recognition of each NEO’s continued service to the Company in connection with the completion of the Blue Creek Mine project (the “Project”), which Project is critical to the long-term success and sustainability of the Company, and (ii) in order to incentivize each NEO to continue to work diligently toward the successful completion of the Project. Each of the NEOs – Walter J. Scheller, III (Chief Executive Officer), Jack K. Richardson (Chief Operating Officer), Dale W. Boyles (Chief Financial Officer), Kelli K. Gant (Chief Administrative Officer and Corporate Secretary), and Charles Lussier (Chief Commercial Officer) – received a Transformational Award with a maximum amount of up to $4.0 million. Each NEO is eligible to earn up to the maximum award amount, except Mr. Scheller who is eligible to earn up to 130% of the maximum award amount, based on the level of achievement of predefined performance goals, as described below, during the performance period, which ends on the earlier to occur of (i) three (3) consecutive months of production following the commencement of longwall mining production at the Blue Creek Mine or (ii) April 25, 2028 (the “Performance Period”). The Transformational Awards will be cancelled if production has not begun at the Blue Creek Mine by April 25, 2028.

The Transformational Award may be earned following the Performance Period if the Company satisfies quantitative performance criteria related to on-time project completion (weighted 25%), capital expenditures (weighted 25%), and production tonnes (weighted 50%). Each performance metric has a payout range between 25% at threshold achievement and 100% at maximum achievement, and the NEO will not receive any payout with respect to a performance metric if the threshold level of achievement is not reached. The amount of the earned award, if any, is subject to a downward modifier based on both an environmental metric and an employee safety metric, reflecting the Company’s focus on growth without compromising our commitments to environmental stewardship and employee safety. If the Company achieves the environmental metric expectations and the average reportable incident rate expectations, the NEO will receive 100% of the earned award. If either the environmental or the safety metric is not achieved, the earned award will be reduced by 15% and if both the environmental and safety metrics are not achieved, the earned award will be reduced by 30%.

Mr. Scheller's award also contains a Total Stockholder Return ("TSR") modifier that is based on the Company's absolute TSR over the Performance Period. The amount of the earned award, if any, is subject to a 30% reduction if the Company’s absolute TSR performance is at or below positive 5% on a compound annual basis (CAGR) over the Performance Period and is subject to a 30% increase if the Company’s absolute TSR performance is at or above positive 25% on a compound annual basis (CAGR) over the Performance Period. No modification will occur if the Company’s absolute TSR performance is positive 15% on a compound annual basis (CAGR) over the Performance Period, and the modification will be interpolated for absolute TSR levels between 5% and 25% (CAGR).

In the event of a NEO’s termination of service due to death or disability, a termination by the Company without “Cause” or a termination by the NEO for “Good Reason” (as such terms are defined in the NEO’s employment agreement) prior to the end of the Performance Period, the NEO will receive a pro rata portion of the target award equal to one-fifth (1/5) of the award for each completed calendar year of employment with the Company or any affiliate beginning on April 25, 2023 and ending on the termination date. In the event of a Change in Control (as defined in the NEO’s employment agreement), the NEO will receive the target award, except Mr. Scheller who will only receive his target award if his employment is terminated by the Company without "Cause" or by him for "Good Reason" within 12 months following a Change in Control. The summary of the Transformational Awards included herein is qualified in its entirety by reference to the full text of the Transformational Retention/Incentive Award Agreement, a form of which is attached as an exhibit hereto and incorporated herein by reference.

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

3.4	Amended and Restated Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-380619) filed with the Commission on December 7, 2022).

3.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

10.1	Form of Restricted Stock Unit Award Agreement (for non-employee director grants in 2023).

10.2	Form of Restricted Stock Unit Award Agreement (for non-employee director grants in 2023 with deferral election).

10.3	Warrior Met Coal, Inc. Transformational Retention/Incentive Award Agreement, dated May 1, 2023, by and between Warrior Met Coal, Inc. and Walter J. Scheller, III.

10.4	Form of Warrior Met Coal, Inc. Transformational Retention/Incentive Award Agreement (for non-CEO named executive officers), dated May 1, 2023.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARRIOR MET COAL, INC.

Date: May 3, 2023	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)