Form 10-K/A
period 2022-12-31
WARRIOR MET COAL, INC.
filed 2023-05-18
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K/A
(Amendment No. 1)

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
(205)
554-6150
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	HCC	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, par value $0.01 per share	—	New York Stock Exchange
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, or a smaller reporting company or an emerging growth company. See the definitions of
“
large accelerated filer,
”
 “
accelerated filer,
”
 “
smaller reporting company
”
and
“
emerging growth company
”
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
☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    Yes  ☐    No  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to
§240.10D-1(b).    Yes  ☐    No  ☒
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
Number of shares of common stock outstanding as of February 13, 2023: 51,923,478
Auditor Firm Id: PCAOB ID: 0042             Auditor Name: Ernst & Young LLP             Auditor Location: Birmingham, Alabama
Documents Incorporated By Reference
The following documents (or parts thereof) are incorporated by reference into the following parts of this Form
10-K/A:
None.

EXPLANATORY NOTE
This Amendment No. 1 on Form
10-K/A
(this “Amendment”) to the Annual Report on Form
10-K
of Warrior Met Coal, Inc. (the “Company”) for the fiscal year ended December 31, 2022, filed with the Securities and Exchange Commission (the “Commission”) on February 15, 2023 (the “Original Filing”) is being filed solely to file (i) a revised Exhibit 96.1, Technical Report Summary for Mine No. 7 -
S-K
1300 Report, (ii) a revised Exhibit 96.2, Technical Report Summary for Mine No. 4 -
S-K
1300 Report, and (ii) a revised Exhibit 96.3, Technical Report Summary for Blue Creek -
S-K
1300 Report. No other changes have been made to the Original Filing or any other exhibit. This Amendment speaks as of the filing date of the Original Filing and does not reflect events occurring after the filing date of the Original Filing or modify or update any disclosures that may be affected by subsequent events.
Except as described above, this Amendment does not alter or update any other information contained in the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that have occurred as of a date subsequent to the date of the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing, and the Company’s filings made with the Commission subsequent to the filing of the Original Filing.
Pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant
to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Paragraphs 3, 4, and 5 of the certifications have been omitted since no financial statements have been included in this Amendment and it does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation
S-K.
This Amendment does not contain new certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, as these certifications were included as exhibits to the Original Filing.

Part IV
Item 15. Exhibits and Financial Statement Schedules
(a) (1) Financial Statements
Our consolidated financial statements are included in the Original Filing beginning on page
F-1
thereof.
(a) (2) Financial Statement Schedules
All schedules have been omitted because they are either not applicable, not required or the information called for therein appears in the consolidated financial statements or notes thereto.
(a) (3) Exhibits

Exhibit Number	Description

2.1#	Amended and Restated Asset Purchase Agreement, dated as of March 31, 2016, by and among Warrior Met Coal, LLC and the other purchasers party thereto, as buyers, and Walter Energy, Inc. and certain subsidiaries of Walter Energy, Inc., as sellers (incorporated by reference to Exhibit 2.1 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

2.2	Form of Certificate of Conversion of Warrior Met Coal, LLC (incorporated by reference to Exhibit 2.2 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

3.1	Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017).

3.2	Certificate of Amendment of the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 20, 2020).

3.3	Second Certificate of Amendment of the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 26, 2022).

3.4	Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-380619) filed with the Commission on December 7, 2022).

3.5	Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020).

4.1	Indenture, dated as of December 6, 2021, by and among Warrior Met Coal, Inc. the Subsidiary Guarantors party thereto from time to time and Wilmington Trust, National Association, as trustee and as priority lien collateral trustee (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on December 7, 2021).

4.2	Specimen Certificate for shares of common stock, par value $0.01 per share, of the Company (incorporated by reference to Exhibit 4.1 to the Registrant’s Amendment No. 2 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 3, 2017).

4.3	Rights Agreement, dated as of February 14, 2020, between Warrior Met Coal, Inc. and Computershare Trust Company, N.A., as rights agent (including the form of Certificate of Designations of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)).

4.4	Amendment No. 1 to the Rights Agreement dated as of March 4, 2022 between Warrior Met Coal, Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 4, 2022).

4.5	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (incorporated by reference to Exhibit 4.6 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 19, 2020).

10.1#	Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of December 6, 2021, by and among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on December 7, 2021).

10.2	Intercreditor Agreement, dated as of December 6, 2021, among Citibank, N.A., initial ABL agent, Wilmington Trust, National Association, initial term agent and initial term representative, and each additional term agent and additional term representative from time to time party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Form 10-K (File No. 001-38061) filed with the Commission on February 22, 2022).

10.3	Registration Rights Agreement, dated as of April 19, 2017, among Warrior Met Coal, Inc. and certain of its equity holders party thereto (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on August 3, 2017).

10.4†	Warrior Met Coal, Inc. 2017 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.5†	Warrior Met Coal, LLC 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant’s Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.6†	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.7†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.7 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.8†	Employment Agreement, dated March 31, 2016 by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.9 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.9†	Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant’s Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.10†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Kelli K. Gant (incorporated by reference to Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2018).

10.11†	Employment Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Brian M. Chopin (incorporated by reference to Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 19, 2020.)

10.12†	Employment Agreement, dated March 1, 2020, by and between Warrior Met Coal, Inc. and Charles Lussier (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on April 29, 2020.)

10.13†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.14†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.15†	Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.15 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.16†	Restricted Unit Award Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.16 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.17†	Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.17 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.18†	Restricted Unit Award Agreement, dated February 24, 2017, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.18 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.19†	Phantom Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Stephen D. Williams (incorporated by reference to Exhibit 10.19 to the Registrant’s Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.20†	Restricted Stock Unit Award Agreement, dated April 19, 2017, by and between Warrior Met Coal, Inc. and Stephen D. Williams (incorporated by reference to Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 21, 2019).

10.21†	Form of Restricted Stock Unit Award Agreement (for non-employee directors), dated April 27, 2017 (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 21, 2019).

10.22†	Form of Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 21, 2019).

10.23†	Form of Amendment to Restricted Stock Unit Award Agreement (for non-employee directors) (incorporated by reference to Exhibit 10.23 to the Registrant’s Form 10-K (File No. 001-38061) filed with the Commission on February 22, 2022).

10.24†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award) (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.25†	Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award) (incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 2, 2018).

10.26†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - 2019 Retention Grant) (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 21, 2020).

10.27†	Form of Amendment to Restricted Stock Unit Award Agreements (for executive officers), effective January 1, 2020 (incorporated by reference to Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 21, 2020).

10.28†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Time-Based Vesting Award - Revised) (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 21, 2020).

10.29†	Form of Warrior Met Coal, Inc. 2017 Equity Plan Restricted Stock Unit Award Agreement (Performance-Based Vesting Award - Revised) (incorporated by reference to Exhibit 10.26 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 21, 2020).

21.1	List of Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2023).

23.1	Consent of Ernst & Young LLP (incorporated by reference to Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2023).

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3	Consent of McGehee Engineering Corp. (incorporated by reference to Exhibit 23.3 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2023).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2023).

95	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104) (incorporated by reference to Exhibit 95 to the Registrant’s Annual Report on Form 10-K (File No. 001-38061) filed with the commission on February 13, 2023).

96.1*	Technical Report Summary for Mine No. 7 - S-K 1300 Report.

96.2*	Technical Report Summary for Mine No. 4 - S-K 1300 Report.

96.3*	Technical Report Summary for Blue Creek - S-K 1300 Report.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104*	Cover Page Interactive Data File (formatted Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contract, compensatory plan or arrangement.
#	The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the Commission upon request.

SIGNATURES
Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant)

Date: May 18, 2023