Form 10-Q
period 2023-06-30
WARRIOR MET COAL, INC.
filed 2023-08-02
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of August 1, 2023: 52,018,114

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues:
Sales	$371,033	$623,288	$871,524	$1,005,721
Other revenues	8,627	1,868	17,810	(1,913)
Total revenues	379,660	625,156	889,334	1,003,808
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	230,452	191,087	463,082	326,428
Cost of other revenues (exclusive of items shown separately below)	11,510	10,663	22,948	17,703
Depreciation and depletion	30,550	30,371	67,763	56,168
Selling, general and administrative	13,172	12,499	27,688	26,428
Business interruption	3,537	6,290	7,754	12,978
Idle mine	—	1,715	—	4,723
Total costs and expenses	289,221	252,625	589,235	444,428
Operating income	90,439	372,531	300,099	559,380
Interest income (expense), net	6,188	(7,183)	7,649	(15,005)
Other income	—	—	221	675
Income before income tax expense	96,627	365,348	307,969	545,050
Income tax expense	14,534	68,356	43,598	101,809
Net income	$82,093	$296,992	$264,371	$443,241
Basic and diluted net income per share:
Net income per share—basic	$1.58	$5.75	$5.09	$8.59
Net income per share—diluted	$1.58	$5.74	$5.09	$8.58
Weighted average number of shares outstanding—basic	52,010	51,646	51,927	51,591
Weighted average number of shares outstanding—diluted	52,081	51,740	51,990	51,678
Dividends per share:	$0.07	$0.56	$1.02	$0.62
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$827,421	$829,480
Short-term investments	8,801	8,608
Trade accounts receivable	207,532	151,826
Inventories, net	137,941	154,039
Prepaid expenses and other receivables	34,378	29,156
Total current assets	1,216,073	1,173,109
Mineral interests, net	84,649	88,636
Property, plant and equipment, net	917,144	738,947
Deferred income taxes	7,204	7,572
Other long-term assets	19,010	19,831
Total assets	$2,244,080	$2,028,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,765	$39,026
Accrued expenses	55,757	77,435
Asset retirement obligations	3,927	3,900
Short-term financing lease liabilities	21,165	24,089
Other current liabilities	10,540	8,674
Total current liabilities	124,154	153,124
Long-term debt	295,311	302,588
Asset retirement obligations	66,819	64,581
Long-term financing lease liabilities	7,819	9,002
Deferred income taxes	60,952	23,378
Other long-term liabilities	27,730	27,907
Total liabilities	582,785	580,580

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of June 30, 2023 and December 31, 2022; 54,239,955 issued and 52,018,114 outstanding as of June 30, 2023; 53,875,409 issued and 51,653,568 outstanding as of December 31, 2022)	539	539
Treasury stock, at cost (2,221,841 shares as of June 30, 2023 and December 31, 2022)	(50,576)	(50,576)
Additional paid in capital	273,068	269,956
Retained earnings	1,438,264	1,227,596
Total stockholders’ equity	1,661,295	1,447,515
Total liabilities and stockholders’ equity	$2,244,080	$2,028,095
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Common Stock
Balance, beginning of period	$539	$537	$539	$537
Balance, end of period	539	537	539	537
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	268,471	259,561	269,956	256,059
Stock based compensation expense	4,597	4,433	12,310	11,651
Other	—	(3)	(9,198)	(3,719)
Balance, end of period	273,068	263,991	273,068	263,991
Retained Earnings
Balance, beginning of period	1,359,857	809,086	1,227,596	665,963
Net income	82,093	296,992	264,371	443,241
Dividends paid	(3,686)	(28,973)	(53,703)	(32,099)
Balance, end of period	1,438,264	1,077,105	1,438,264	1,077,105
Total Stockholders' Equity	$1,661,295	$1,291,057	$1,661,295	$1,291,057
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2023	2022

OPERATING ACTIVITIES
Net income	$264,371	$443,241
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	67,763	56,168
Deferred income tax expense	37,942	101,875
Stock based compensation expense	12,275	11,651
Amortization of debt issuance costs and debt discount, net	1,223	1,051
Accretion of asset retirement obligations	1,896	1,766
Mark-to-market (gain) loss on gas hedges	(131)	4,043
Changes in operating assets and liabilities:
Trade accounts receivable	(55,706)	(172,853)
Inventories	8,497	(68,945)
Prepaid expenses and other receivables	(3,162)	10,241
Accounts payable	(3,163)	(997)
Accrued expenses and other current liabilities	(22,305)	6,761
Other	7,944	5,724
Net cash provided by operating activities	317,444	399,726
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(204,295)	(78,702)
Deferred mine development costs	(25,687)	(21,129)
Acquisition of leased mineral rights	—	(3,500)
Acquisitions, net of cash acquired	(2,421)	2,533
Net cash used in investing activities	(232,403)	(100,798)
FINANCING ACTIVITIES
Dividends paid	(53,703)	(32,099)
Retirements of debt	(8,000)	—
Principal repayments of finance lease obligations	(16,199)	(14,100)
Other	(9,198)	(3,719)
Net cash used in financing activities	(87,100)	(49,918)
Net (decrease) increase in cash and cash equivalents	(2,059)	249,010
Cash and cash equivalents at beginning of period	829,480	395,839
Cash and cash equivalents at end of period	$827,421	$644,849
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report"). Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements for the year ended December 31, 2022 included in the 2022 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $1.7 million and $4.7 million for the three and six months ended June 30, 2022. The Company incurred no idle mine expenses for the three and six months ended June 30, 2023. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company incurred business interruption expenses of approximately $3.5 million and $7.8 million for the three and six months ended June 30, 2023 and $6.3 million and $13.0 million for the three and six months ended June 30, 2022, which represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work has been ongoing since February and is now substantially complete. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
Acquisitions
On March 31, 2023, the Company acquired the remaining ownership interest in gas wells owned by an independent third party for $2.4 million. The purchase consideration has been preliminarily allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. A full and detailed valuation of the assets and liabilities is being completed. Accordingly, the allocation is preliminary and may change as additional information becomes available and is assessed by the Company. The final allocation of the consideration transferred may include adjustments to the fair value estimates of identifiable assets and liabilities after a full review has been completed. The acquisition is not deemed to be material to the condensed financial statements.
On March 1, 2022, the Company acquired the remaining 50% interest in Black Warrior Methane ("BWM") and Black Warrior Transmission ("BWT") for $0.3 million. The purchase consideration has been allocated to the assets acquired and

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
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
As of June 30, 2023 and December 31, 2022, short-term investments consisted of $8.8 million and $8.6 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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
Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three and six months ended June 30, 2023 and 2022, XCoal accounted for approximately $59.2 million, or 15.9% and $90.1 million or 10.3% of total sales, and $128.0 million, or 20.3% and $211.5 million or 20.8% of total sales, respectively.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current met coal and steel market environments. As of June 30, 2023 and December 31, 2022, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Coal	$89,430	$109,822
Raw materials, parts, supplies and other, net	48,511	44,217
Total inventories, net	$137,941	$154,039
Note 4. Income Taxes
For the three and six months ended June 30, 2023 and 2022, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and six months ended June 30, 2023, the Company had an income tax expense of $14.5 million and $43.6 million, respectively.
The $14.5 million and $43.6 million income tax expense for the three and six months ended June 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. The Company has historically not been eligible to claim the deduction due to the deduction being limited to taxable income and the Company's ability to utilize its net operating losses to offset taxable income.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	June 30, 2023	December 31, 2022	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$302,618	$310,618	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(7,307)	(8,030)
Total debt	295,311	302,588
Less: current debt	—	—
Total long-term debt	$295,311	$302,588
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
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
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
During the six months ended June 30, 2023, the Company repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations.
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
As of June 30, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At June 30, 2023, the Company had $123.3 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit outstanding at such time).
Note 6. Other Long-Term Liabilities
Other long-term liabilities are summarized as follows (in thousands):

	June 30, 2023	December 31, 2022
Black lung obligations	$27,230	$27,407
Other	500	500
Total other long-term liabilities	$27,730	$27,907

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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2023	December 31, 2022
Finance lease right-of-use assets, net(1)	$70,956	$69,596
Finance lease liabilities
Current	21,165	24,089
Noncurrent	7,819	9,002
Total finance lease liabilities	$28,984	$33,091

Weighted average remaining lease term - finance leases (in months)	25.0	27.2
Weighted average discount rate - finance leases(2)	7.00%	6.96%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $34.5 million and $28.0 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of June 30, 2023 and the Balance Sheets as of December 31, 2022, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Operating lease cost(1):	$6,495	$12,582	$12,925	$18,572
Finance lease cost:
Amortization of leased assets	5,349	2,690	10,629	7,311
Interest on lease liabilities	654	913	1,292	1,793
Net lease cost	$12,498	$16,185	$24,846	$27,676
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of June 30, 2023 were as follows (in thousands):

Finance Leases(1)
2023	$17,276
2024	7,933
2025	4,535
2026	979
Total	30,723
Less: amount representing interest	(1,739)
Present value of lease liabilities	$28,984
(1) Finance lease payments include $5.0 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the six months ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,292	$1,793
Financing cash flows from finance leases	$16,199	$14,100
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$5,223	$914
As of June 30, 2023, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $5.0 million. These finance leases will commence during the fiscal years 2023 and 2024 with lease terms of one to two years.
Note 8. Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Numerator:
Net income	$82,093	$296,992	$264,371	$443,241
Denominator:
Weighted-average shares used to compute net income per share—basic	52,010	51,646	51,927	51,591
Dilutive restrictive stock awards	71	94	63	87
Weighted-average shares used to compute net income per share—diluted	52,081	51,740	51,990	51,678
Net income per share—basic	$1.58	$5.75	$5.09	$8.59
Net income per share—diluted	$1.58	$5.74	$5.09	$8.58
Note 9. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2023 and December 31, 2022, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of its businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2023 and December 31, 2022, there were no items accrued for miscellaneous litigation.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under Chapter 11 of Title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia. As a result of the Company’s acquisition of certain core operating assets of Walter Energy during the Chapter 11 Cases, in the first quarter of 2023 and 2022 the Company received $0.2 million and $0.7 million, respectively, from the Chapter 11 Cases which is reflected as other income in the Condensed Statement of Operations.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2023 and December 31, 2022, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $31.5 million and $64.7 million and $48.7 million and $73.9 million for the three and six months ended June 30, 2023 and 2022, respectively.
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

As of June 30, 2023 and December 31, 2022, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.06	$3.1	Quarterly	April 26, 2022	May 06, 2022	May 13, 2022
$0.50	$25.8	Special	May 03, 2022	May 13, 2022	May 20, 2022
$0.06	$3.1	Quarterly	August 1, 2022	August 11, 2022	August 18, 2022
$0.80	$41.3	Special	August 1, 2022	August 22, 2022	August 29, 2022
$0.06	$3.1	Quarterly	October 24, 2022	November 4, 2022	November 11, 2022
$0.07	$3.6	Quarterly	February 9, 2023	February 20, 2023	February 27, 2023
$0.88	$46.4	Special	February 13, 2023	February 28, 2023	March 7, 2023
$0.07	$3.7	Quarterly	April 25, 2023	May 5, 2023	May 12, 2023
$0.07	$—	Quarterly	July 28, 2023	August 7, 2023	August 14, 2023
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 11. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2023, the Company had natural gas swap contracts outstanding with notional amounts totaling 3,310,000 million metric British thermal units maturing in the first quarter of 2024. As of December 31, 2022, the Company had no natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized a gain related to natural gas swap contracts of $0.5 million and $1.2 million, for the three and six months ended June 30, 2023, respectively. For the three and six months ended June 30, 2022, the Company recognized a loss of $14.5 million and $27.7 million, respectively. The Company records all derivative instruments at fair value and had an asset of $0.1 million as of June 30, 2023 in prepaid expenses and other receivables in the accompanying Condensed Balance Sheets and had no asset or liability as of December 31, 2022.
Note 12. Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2023 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$131	$—	$131

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)

Fair Value Measurements as of December 31, 2022 Using:
	Level 1	Level 2	Level 3	Total
Assets:
Natural gas swap contracts	$—	$—	$—	$—
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of June 30, 2023 or December 31, 2022. During the six months ended June 30, 2023, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the six months ended June 30, 2023.
 The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt — The Company's outstanding debt is carried at cost. As of June 30, 2023, there were no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of December 31, 2022, the Company had no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of June 30, 2023 and December 31, 2022, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $303.4 million and $304.4 million, respectively.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2023 (UNAUDITED)
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Revenues
Mining	$371,033	$623,288	$871,524	$1,005,721
All other	8,627	1,868	17,810	(1,913)
Total revenues	$379,660	$625,156	$889,334	$1,003,808

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Capital Expenditures
Mining	$38,388	$59,735	$78,537	$66,890
All other	97,728	8,439	125,758	11,812
Total capital expenditures	$136,116	$68,174	$204,295	$78,702
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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$140,581	$432,201	$408,442	$679,293
Other revenues	8,627	1,868	17,810	(1,913)
Cost of other revenues	(11,510)	(10,663)	(22,948)	(17,703)
Depreciation and depletion	(30,550)	(30,371)	(67,763)	(56,168)
Selling, general and administrative	(13,172)	(12,499)	(27,688)	(26,428)
Business interruption	(3,537)	(6,290)	(7,754)	(12,978)
Idle mine	—	(1,715)	—	(4,723)
Other income	—	—	221	675
Interest income (expense), net	6,188	(7,183)	7,649	(15,005)
Income tax expense	(14,534)	(68,356)	(43,598)	(101,809)
Net income	$82,093	$296,992	$264,371	$443,241

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2023 and June 30, 2022. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
As of December 31, 2022, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 90.2 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. As a result of our high quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free On Board ("FOB") Australia Index Price ("Platts Index"). Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to mid-volatility ("MV"). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As Mine No. 4 advances to the north area of the mine, we expect that the quality of the coal from Mine No. 4 will transition from an LV to MV to a High Vol A quality coal. High Vol A has traditionally priced at a slight discount to the Australian premium LV and the U.S. LV coals; however, in recent years we have observed extended periods during which they achieved a premium over these coals. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices.
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
Recent Developments
U.S. inflation remains at 3.0%, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from the novel coronavirus ("COVID-19"), powered in part by low interest rates and government stimulus to counter the pandemic's impact. While we expect inflation to continue to ease in the overall economy for the remainder of 2023, we have not seen it easing in the coal mining industry and expect that inflation will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Inflation affects, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The global seaborne metallurgical coal market softened during the second quarter of 2023, primarily driven by a weakening global macroeconomic environment, inflation, and high stockpiles of coking coal inventory. The lifting of the unofficial Chinese ban on Australian coal, the ongoing war in Ukraine, additional sanctions against Russia, a broader economic weakening as inflation persists or continues apace and stimulus spending falls are all likely to continue to impact the global steelmaking coal market and impact our business, financial condition or results of operations.
Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the labor union representing certain of our hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expenses of $1.7 million and $4.7 million for the three and six months ended June 30, 2022. The Company incurred no idle mine expenses for the three and six months ended June 30, 2023. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. We have also incurred business interruption expenses of approximately $3.5 million and $7.8 million for the three and six months ended June 30, 2023 and $6.3 million and $13.0 million for the three and six months ended June 30, 2022, which represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work has been ongoing since February and is now substantially complete. We continue to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2023	2022	2023	2022

Segment Adjusted EBITDA	$140,581	$432,201	$408,442	$679,293
Metric tons sold	1,613	1,400	3,381	2,422
Metric tons produced	1,745	1,512	3,341	2,907
Average net selling price per metric ton	$230.03	$445.21	$257.77	$415.24
Cash cost of sales per metric ton	$141.95	$135.60	$136.21	$133.85
Adjusted EBITDA	$129,980	$431,245	$389,387	$675,068
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

(in thousands)	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022

Cost of sales (exclusive of depreciation and depletion)	$230,452	$191,087	$463,082	$326,428
Asset retirement obligation accretion	(539)	(494)	(1,079)	(987)
Stock compensation expense	(948)	(752)	(1,482)	(1,227)
Cash cost of sales	$228,965	$189,841	$460,521	$324,214
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

	For the three months ended June 30,		For the six months ended June 30,
	2023	2022	2023	2022
Net income	$82,093	$296,992	$264,371	$443,241
Interest (income) expense, net	(6,188)	7,183	(7,649)	15,005
Income tax expense	14,534	68,356	43,598	101,809
Depreciation and depletion	30,550	30,371	67,763	56,168
Asset retirement obligation accretion (1)	990	899	1,896	1,766
Stock compensation expense (2)	4,573	4,433	12,275	11,651
Other non-cash accretion (3)	413	463	827	694
Mark-to-market (gain) loss on gas hedges (4)	(522)	14,543	(1,227)	27,708
Business interruption (5)	3,537	6,290	7,754	12,978
Idle mine expense (6)	—	1,715	—	4,723
Other income (7)	—	—	(221)	(675)
Adjusted EBITDA	$129,980	$431,245	$389,387	$675,068
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
(7)Represents proceeds received associated with the Chapter 11 Cases from Walter Energy, Inc.
Results of Operations
Three Months Ended June 30, 2023 and 2022
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended June 30,
($ in thousands)	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$371,033	97.7%	$623,288	99.7%
Other revenues	8,627	2.3%	1,868	0.3%
Total revenues	379,660	100.0%	625,156	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	230,452	60.7%	191,087	30.6%
Cost of other revenues (exclusive of items shown separately below)	11,510	3.0%	10,663	1.7%
Depreciation and depletion	30,550	8.0%	30,371	4.9%
Selling, general and administrative	13,172	3.5%	12,499	2.0%
Business interruption	3,537	0.9%	6,290	1.0%
Idle mine	—	—%	1,715	0.3%
Total costs and expenses	289,221	76.2%	252,625	40.4%
Operating income	90,439	23.8%	372,531	59.6%
Interest income (expense), net	6,188	1.6%	(7,183)	(1.1)%
Income before income tax expense	96,627	25.5%	365,348	58.4%
Income tax expense	14,534	3.8%	68,356	10.9%
Net income	$82,093	21.6%	$296,992	47.5%

Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended June 30,
	2023	2022
Met Coal (metric tons in thousands)
Metric tons sold	1,613	1,400
Metric tons produced	1,745	1,512
Average net selling price per metric ton	$230.03	$445.21
Cash cost of sales per metric ton	$141.95	$135.60
We produced 1.7 million metric tons of steelmaking coal for the three months ended June 30, 2023 compared to 1.5 million metric tons for the three months ended June 30, 2022, representing a 15% increase. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the second quarter of 2023 compared to the second quarter of 2022, when operations at Mine No. 4 were being restarted and both Mine No. 4 and Mine No. 7 were being operated at reduced capacity.
Sales for the three months ended June 30, 2023 were $371.0 million compared to $623.3 million for the three months ended June 30, 2022. The $252.3 million decrease in sales was primarily driven by a $347.1 million decrease in sales related to a $215.18 per metric ton decrease in the average net selling price per metric ton of steelmaking coal offset partially by $94.8 million increase in sales due to a 15% or 0.2 million metric ton increase in steelmaking coal sales volume. The average net selling price of our steelmaking coal decreased 48% from the $445.21 per metric ton in the second quarter of 2022 to $230.03 per metric ton due to a softening steelmaking coal market. The 15% increase in sales volumes was driven by improved performance by our rail transportation provider and the McDuffie terminal, which enabled us to export more steelmaking coal.
For the three months ended June 30, 2023, our geographic customer mix was 47% in Europe, 33% in Asia, 19% in South America, and 1% in the United States. For the three months ended June 30, 2022, our geographic customer mix was 62% in Europe, 20% in Asia and 18% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended June 30, 2023 were $8.6 million compared to $1.9 million for the three months ended June 30, 2022. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $6.8 million increase in other revenues is primarily due to the prior year including a loss of $14.5 million recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures at that time combined with a decrease in the Southern Louisiana natural gas price average of $5.00 per Million British Thermal Unit ("MMBtu") or 70% for the three months ended June 30, 2023 as compared to the prior year comparable period.
Cost of sales (exclusive of items shown separately below) was $230.5 million, or 60.7% of total revenues, for the three months ended June 30, 2023, compared to $191.1 million, or 30.6% of total revenues for the three months ended June 30, 2022. The $39.4 million increase is primarily driven by a $28.9 million increase due to a 0.2 million metric ton increase in steelmaking coal sales volumes, plus the cumulative impact of inflation on supplies and electricity.
Depreciation and depletion expenses were $30.6 million, or 8.0% of total revenues, for the three months ended June 30, 2023, compared to $30.4 million, or 4.9% of total revenues for the three months ended June 30, 2022. The $0.2 million increase in depreciation and depletion is primarily driven by a 0.2 million metric ton increase in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $13.2 million, or 3.5% of total revenues, for the three months ended June 30, 2023, compared to $12.5 million, or 2.0% of total revenues, for the three months ended June 30, 2022. The $0.7 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $3.5 million and $6.3 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in business interruption expenses is due to the labor union ending the strike it initiated on April 1, 2021. These expenses represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses. We expect to incur ongoing legal expenses associated with the labor negotiations.

Idle mine expenses were $1.7 million for the three months ended June 30, 2022. These expenses represent idle mine expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor.
Interest income, net was $6.2 million, or 1.6% of total revenues, for the three months ended June 30, 2023, compared to interest expense, net of $7.2 million, or 1.1% of total revenues, for the three months ended June 30, 2022. The $13.4 million increase is primarily driven by an increase in interest income combined with a decrease in interest on our outstanding senior secured notes due to the early extinguishment of debt.
For the three months ended June 30, 2023, we recognized income tax expense of $14.5 million. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $14.5 million income tax expense for the three months ended June 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. We have historically not been eligible to claim the deduction due to the deduction being limited to taxable income and our ability to utilize our net operating losses to offset taxable income.
For the three months ended June 30, 2022, we recognized income tax expense of $68.4 million, which was principally offset by the utilization of federal net operating loss carryforwards ("NOLs") for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period.
Six Months Ended June 30, 2023 and 2022
The following table summarizes certain unaudited financial information for these periods.

	For the six months ended June 30,
($ in thousands)	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$871,524	98.0%	$1,005,721	100.2%
Other revenues	17,810	2.0%	(1,913)	(0.2)%
Total revenues	889,334	100.0%	1,003,808	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	463,082	52.1%	326,428	32.5%
Cost of other revenues (exclusive of items shown separately below)	22,948	2.6%	17,703	1.8%
Depreciation and depletion	67,763	7.6%	56,168	5.6%
Selling, general and administrative	27,688	3.1%	26,428	2.6%
Business interruption	7,754	0.9%	12,978	1.3%
Idle mine	—	—%	4,723	0.5%
Total costs and expenses	589,235	66.3%	444,428	44.3%
Operating income	300,099	33.7%	559,380	55.7%
Interest expense, net	7,649	0.9%	(15,005)	(1.5)%
Other income	221	—%	675	0.1%
Income before income tax expense	307,969	34.6%	545,050	54.3%
Income tax expense	43,598	4.9%	101,809	10.1%
Net income	$264,371	29.7%	$443,241	44.2%

Sales and cost of sales components on a per unit basis were as follows:

	For the six months ended June 30,
	2023	2022
Met Coal (metric tons in thousands)
Metric tons sold	3,381	2,422
Metric tons produced	3,341	2,907
Average net selling price per metric ton	$257.79	$415.21
Cash cost of sales per metric ton	$136.22	$133.85
We produced 3.3 million metric tons of steelmaking coal for the six months ended June 30, 2023 compared to 2.9 million metric tons for the six months ended June 30, 2022, representing a 15% increase. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the six months ended June 30, 2023 compared to the six months ended June 30, 2022, when operations at Mine No. 4 were being restarted and both Mine No. 4 and Mine No. 7 were being operated at reduced capacity.
Sales for the six months ended June 30, 2023 were $871.5 million compared to $1.0 billion for the six months ended June 30, 2022. The 13.3% decrease in sales was primarily driven by a $532 million decrease in sales related to a $157.42 per metric ton decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $398.2 million increase in sales due to a 40% or 1.0 million metric ton increase in steelmaking coal sales volume. The 40% increase in sales volumes was driven by increased production due to both Mine No. 4 and Mine No. 7 operating at higher capacity levels combined with improved performance by our rail transportation provider and the McDuffie Terminal.
For the six months ended June 30, 2023, our geographic customer mix was 50% in Europe, 27% in Asia, 22% in South America, and 1% in the United States. For the six months ended June 30, 2022, our geographic customer mix was 63% in Europe, 21% in Asia and 16% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the six months ended June 30, 2023 were $17.8 million compared to a loss of $1.9 million for the six months ended June 30, 2022. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $19.7 million increase in other revenues is primarily due to the prior year including a $27.7 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures at that time offset partially by a decrease in the Southern Louisiana natural gas price average of $3.23 per MMBtu for the six months ended June 30, 2023 as compared to the prior year comparable period.
Cost of sales (exclusive of items shown separately below) was $463.1 million, or 52.1% of total revenues, for the six months ended June 30, 2023, compared to $326.4 million, or 32.5% of total revenues for the six months ended June 30, 2022. The $136.7 million increase is primarily driven by a $129.0 million increase due to a 1.0 million metric ton increase in steelmaking coal sales volumes, plus the cumulative impact of inflation on supplies and electricity.
Depreciation and depletion expenses were $67.8 million, or 7.6% of total revenues, for the six months ended June 30, 2023, compared to $56.2 million, or 5.6% for the six months ended June 30, 2022. The $11.6 million increase in depreciation and depletion is primarily driven by a 1.0 million metric ton increase in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $27.7 million, or 3.1% of total revenues, for the six months ended June 30, 2023, compared to $26.4 million, or 2.6% of total revenues, for the six months ended June 30, 2022. The $1.3 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $7.8 million and $13.0 million for the six months ended June 30, 2023 and 2022, respectively. These expenses decreased compared to the prior period primarily due to the end of the labor strike in the second quarter of 2023 and represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses. We expect to incur ongoing legal expenses associated with the labor negotiations.

Idle mine expenses were $4.7 million for the six months ended June 30, 2022. These expenses represent idle mine expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor.
Interest income, net was $7.6 million, or 0.9% of total revenues, for the six months ended June 30, 2023, compared to interest expense, net of $15.0 million, or 1.5% of total revenues, for the six months ended June 30, 2022. The $22.6 million increase is primarily driven by an increase in interest income combined with a decrease in interest on our outstanding senior secured notes due to the early extinguishment of debt.
Other income for the six months ended June 30, 2023 and 2022 represents proceeds received from the Chapter 11 Cases from Walter Energy, Inc.
For the six months ended June 30, 2023, we recognized income tax expense of $43.6 million. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $43.6 million income tax expense for the three and six months ended June 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. We have historically not been eligible to claim the deduction due to the deduction being limited to taxable income and our ability to utilize our net operating losses to offset taxable income.
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
Going forward, we will use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, our reclamation obligations, professional fees and other non-recurring transaction expenses and strategic investments, the development of Blue Creek, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs, including the development of Blue Creek, going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital needs, the development of Blue Creek, or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.
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
Our total liquidity as of June 30, 2023 was $950.7 million, consisting of cash and cash equivalents of $827.4 million and $123.3 million available under our ABL Facility. As of June 30, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
During the first quarter of 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from this open-market purchase is estimated to be approximately $4.0 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations. In the future, we may, at any time and from time to time, seek to retire or purchase additional Notes in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, if any, and other factors.
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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $8.8 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2023, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $43.4 million, $18.6 million as collateral for self-insured black lung related claims and $5.2 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs, including the development of Blue Creek, for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the ongoing CBA contract negotiations with the labor union representing certain of our hourly employees and the ongoing impact of inflation.
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

Statements of Cash Flows
Cash balances were $827.4 million and $829.5 million at June 30, 2023 and December 31, 2022, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended June 30,
	2023	2022
Net cash provided by operating activities	$317,444	$399,726
Net cash used in investing activities	(232,403)	(100,798)
Net cash used in financing activities	(87,100)	(49,918)
Net (decrease) increase in cash and cash equivalents	$(2,059)	$249,010
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
Net cash provided by operating activities was $317.4 million for the six months ended June 30, 2023, and was primarily attributed to net income of $264.4 million adjusted for depreciation and depletion expense of $67.8 million, deferred income tax expense of $37.9 million, stock based compensation expense of $12.3 million, accretion of asset retirement obligations of $1.9 million, amortization of debt issuance costs and debt discount of $1.2 million, non-cash mark-to-market gain on gas hedges of $0.1 million, and an increase in our net working capital of $75.8 million since December 31, 2022. The increase in our working capital was primarily driven by increases in accounts receivable and decreased accrued expenses and accounts payable offset partially by a decrease in inventories. The increase in trade accounts receivable reflects higher sales volumes and the timing of sales and the decrease in inventories is due to greater sales volumes than production. The decrease in accrued expenses and accounts payable is due to the timing of payments.
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
Investing Activities
Net cash used in investing activities was $232.4 million and $100.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively, primarily due to purchases of property, plant and equipment and mine development. The current period also includes $2.4 million cash paid to acquire the remaining ownership interest in gas wells owned by an independent third party. The prior year period also includes $3.5 million cash used in connection with the acquisition of leased mineral rights and net cash acquired in connection with the acquisition of the remaining 50% interest in BWM and BWT.
Financing Activities
Net cash used in financing activities was $87.1 million for the six months ended June 30, 2023, primarily due to the payment of regular quarterly and special dividends of $53.7 million, principal repayments of finance lease obligations of $16.2 million and retirements of debt related to our senior notes of $8.0 million.
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
As of June 30, 2023, we have repurchased 500,000 shares for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.
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
During the six months ended June 30, 2023, we have paid $53.7 million of regular quarterly and special cash dividends under the Capital Allocation Policy.
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
On April 2, 2023, the Board declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.7 million, which was paid on May 12, 2023, to stockholders of record as of the close of business on May 5, 2023.
On July 28, 2023, our Board declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.7 million, which will be paid August 14, 2023, to stockholders of record as of the close of business on August 7, 2023.
Special Dividend
On February 13, 2023, the Board declared a special cash dividend of $0.88 per share, totaling approximately $46.4 million, which was paid on March 7, 2023 to stockholders of record as of the close of business on February 28, 2023.
ABL Facility
The ABL Facility will mature on December 6, 2026. As of June 30, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At June 30, 2023, we had $123.3 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2023, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2023.
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
During the six months ended June 30, 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations.
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
Our capital expenditures were $204.3 million and $78.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek and the portal facilities at Mine No. 4 as well as expenditures necessary to maintain our property, plant and equipment. Our deferred mine development costs were $25.7 million and $21.1 million for the six months ended June 30, 2023 and June 30, 2022, respectively, and relate to Mine No. 4 and the development of Blue Creek.
Our capital spending is expected to range from $420.0 million to $485.0 million for the full year 2023, consisting of sustaining capital expenditures of approximately $95.0 to $105.0 million and discretionary capital expenditures of approximately $325.0 to $380.0 million for the development of Blue Creek and 4 North portal construction and payments on two extra sets of longwall shields. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts.
Update on the Development of Blue Creek
More than a year after the relaunch of the Blue Creek mine development in May 2022, Warrior has initiated important and highly beneficial project scope changes that will require incremental capital expenditures over the life of the project while lowering operating costs, increasing flexibility to manage risks, and make better use of multi-channel transportation methods. Most of these scope changes are transportation and logistics-related, with additional amounts related to inflation for these changes only. They are expected to increase total capital expenditures for the Blue Creek mine by approximately $120 - $130 million over the remainder of the project development period.

Transportation Initiatives - While the Company originally planned on a single channel to transport coal from the Blue Creek mine via an overland belt to a third-party owned and operated barge loadout facility, it now plans to build a belt conveyor system to a railroad loadout to transport the majority of the coal which is expected to de-risk a single channel to market, lower operating cost and move volumes faster to the port. Warrior will also build and operate a barge loadout itself rather than utilizing a third-party provider. The Company believes that the potential economic benefits associated with this scope change should provide Warrior with an inherently robust and cost competitive outbound logistics model that will provide additional flexibility to manage alternative transportation methods. The inclusion of the benefits and incremental capital expenditures relating to these specific scope changes did not have a material impact to the project economic metrics of net present value (“NPV”) and internal rate of return.

In addition, the Company has experienced inflationary cost increases ranging from 25 to 35 percent in both operating expenses and capital expenditures for its existing mining operations since late 2021. The Company is also experiencing inflationary pressures at Blue Creek, especially in relation to labor, construction materials and certain equipment, that is expected to continue during the remainder of the project development period. As a number of key material contracts are currently being negotiated, and due to uncertainty regarding future inflation rates, the Company is not providing an estimate of the impact of inflation at this time. However, as the Company negotiates and enters into contracts for the larger project components, the Company expects that more information will become available to allow it to provide revised guidance. While cost inflation has impacted the cost of the project, these inflationary pressures are expected to be offset by an inflationary increase in the long-term price assumption for steelmaking coal.

The Company is also employing a number of techniques to mitigate the impact of the inflationary costs such as ordering and purchasing equipment earlier, offering earlier payments for additional discounts on both equipment and services and other contract term modifications.

Subject to the considerations discussed above, our revised estimate of capital expenditures in 2023 for the development of the Blue Creek mine is approximately $250 to $300 million and is subject to change. The increase in 2023 capital expenditure estimate is primarily driven by change in transportation scope discussed above. The Company currently expects development spending at Blue Creek to be the highest in 2023 and 2024, with 2024 being a similar amount to 2023 that is subject to change. The Company’s strong cash flow generation and current available liquidity, as well as ability to finance $120 to $130 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek with the goal of maintaining an efficient and low-cost of capital.

The project remains on schedule with the first development tons from continuous miner units expected in the third quarter of 2024 and the longwall scheduled to start up in the second quarter of 2026.
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
As of June 30, 2023, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2023, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $43.4 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $5.2 million .
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of June 30, 2023, the Company had natural gas swap contracts outstanding covering 3.3 million metric British thermal units.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2023 and December 31, 2022, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2023, assuming we had $132.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2023. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2022 Annual Report and in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Q1 2023 Quarterly Report). Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2022 Annual Report and in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 (the "Q1 2023 Quarterly Report), which could materially affect our business, financial condition or future results. However, the risks described in our 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, financial condition and/or operating results.

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

To that end, we have implemented security protocols and systems with the intent of maintaining the physical security of our operations and protecting our and our counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, we have been and may be subject to security breaches, which have resulted and could result in unauthorized access to our facilities or the information that we are trying to protect. For example, on July 29, 2023, the Company discovered a ransomware attack impacting its on-premises information technology systems, including the theft of certain Company data. The Company's investigation of the incident remains ongoing. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. Our insurance may not protect us against such occurrences. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended June 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
April 1, 2023 - April 30, 2023
Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	86	$36.51	—
May 1, 2023 - May 31, 2023
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
June 1, 2023 - June 30, 2023
Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	86		—
__________
(1)On March 26, 2019, the Board approved the New Stock Repurchase Program that authorizes repurchases of up to an aggregate of $70.0 million of our outstanding common stock. The New Stock Repurchase Program does not require us to repurchase a specific number of shares or have an expiration date.
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
Item 5. Other Information.
(a) Item 8.01. Other Events.

On July 29, 2023, the Company discovered a ransomware attack impacting its on-premises information technology systems, including the theft of certain Company data. Upon learning of the incident, the Company immediately retained external resources to investigate, isolate and contain the threat, and restore the Company’s affected information technology systems. Mining, transportation and shipping operations were not disrupted.

The Company’s investigation of the incident remains ongoing with the assistance of outside experts. The Company has also reported to this matter to federal law enforcement.

(c) During the second quarter of 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company has adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act and/or any “non-Rule 10b5–1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).

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

WARRIOR MET COAL, INC.

Date: August 2, 2023	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)