Form 10-Q
period 2023-09-30
WARRIOR MET COAL, INC.
filed 2023-11-01
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 30, 2023: 52,018,923

TABLE OF CONTENTS

Forward-Looking Statements		1

Part I. Financial Information		3
Item 1.	Financial Statements	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	4
	Condensed Balance Sheets as of September 30, 2023 (Unaudited) and December 31, 2022	5
	Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	6
	Condensed Statements of Cash Flows for the nine months ended September 30, 2023 (Unaudited) and September 30, 2022 (Unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	36

Part II. Other Information		36
Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults on Senior Securities	38
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	39

Signatures		40

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q" or "this report") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with the labor union representing certain of our hourly employees. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
•the impact of global pandemics, such as the novel coronavirus (“COVID-19”) pandemic, including the impact of any such pandemic on our business, employees, suppliers and customers, the metallurgical ("met") coal and steel industries, and global economic markets;
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
•our ability to maintain adequate liquidity and the cost, availability and access to capital and financial markets;
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
•geopolitical events, including the effects of the Russia-Ukraine war and the ongoing conflict in the Middle East; and
•the inability to transport our products to customers due to rail performance issues or the impact of weather and mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama.
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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues:
Sales	$416,888	$371,944	$1,288,412	$1,377,665
Other revenues	6,599	18,236	24,409	16,323
Total revenues	423,487	390,180	1,312,821	1,393,988
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	260,376	203,441	723,458	529,869
Cost of other revenues (exclusive of items shown separately below)	9,855	8,417	32,803	26,120
Depreciation and depletion	34,020	30,805	101,783	86,973
Selling, general and administrative	11,138	10,557	38,826	36,985
Business interruption	347	7,106	8,101	20,084
Idle mine	—	5,418	—	10,141
Total costs and expenses	315,736	265,744	904,971	710,172
Operating income	107,751	124,436	407,850	683,816
Interest income (expense), net	7,273	(5,701)	14,922	(20,706)
Loss on early extinguishment of debt	(11,699)	—	(11,699)	—
Other (expense) income	(1,102)	—	(881)	675
Income before income tax expense	102,223	118,735	410,192	663,785
Income tax expense	16,841	20,332	60,439	122,141
Net income	$85,382	$98,403	$349,753	$541,644
Basic and diluted net income per share:
Net income per share—basic	$1.64	$1.91	$6.73	$10.49
Net income per share—diluted	$1.64	$1.90	$6.72	$10.48
Weighted average number of shares outstanding—basic	52,019	51,654	51,958	51,612
Weighted average number of shares outstanding—diluted	52,111	51,744	52,028	51,699
Dividends per share:	$0.07	$0.86	$1.09	$1.48
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$686,811	$829,480
Short-term investments	8,913	8,608
Trade accounts receivable	268,124	151,826
Inventories, net	108,757	154,039
Prepaid expenses and other receivables	31,600	29,156
Total current assets	1,104,205	1,173,109
Mineral interests, net	82,636	88,636
Property, plant and equipment, net	1,006,859	738,947
Deferred income taxes	7,004	7,572
Other long-term assets	18,544	19,831
Total assets	$2,219,248	$2,028,095
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$44,019	$39,026
Accrued expenses	72,235	77,435
Asset retirement obligations	3,927	3,900
Short-term financing lease liabilities	13,690	24,089
Other current liabilities	10,090	8,674
Total current liabilities	143,961	153,124
Long-term debt	152,883	302,588
Asset retirement obligations	64,331	64,581
Long-term financing lease liabilities	9,829	9,002
Deferred income taxes	75,174	23,378
Other long-term liabilities	27,858	27,907
Total liabilities	474,036	580,580

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of September 30, 2023 and December 31, 2022; 54,239,955 issued and 52,018,114 outstanding as of September 30, 2023; 53,875,409 issued and 51,653,568 outstanding as of December 31, 2022)	542	539
Treasury stock, at cost (2,221,841 shares as of September 30, 2023 and December 31, 2022)	(50,576)	(50,576)
Additional paid in capital	275,287	269,956
Retained earnings	1,519,959	1,227,596
Total stockholders’ equity	1,745,212	1,447,515
Total liabilities and stockholders’ equity	$2,219,248	$2,028,095
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Common Stock
Balance, beginning of period	$539	$537	$539	$537
Issuance of shares	3	2	3	2
Balance, end of period	542	539	542	539
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	273,068	263,991	269,956	256,059
Stock based compensation expense	2,223	2,599	14,533	14,250
Other	(4)	(5)	(9,202)	(3,724)
Balance, end of period	275,287	266,585	275,287	266,585
Retained Earnings
Balance, beginning of period	1,438,264	1,077,105	1,227,596	665,963
Net income	85,382	98,403	349,753	541,644
Dividends paid	(3,687)	(44,423)	(57,390)	(76,522)
Balance, end of period	1,519,959	1,131,085	1,519,959	1,131,085
Total Stockholders' Equity	$1,745,212	$1,347,633	$1,745,212	$1,347,633
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2023	2022

OPERATING ACTIVITIES
Net income	$349,753	$541,644
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	101,783	86,973
Deferred income tax expense	52,363	122,208
Stock based compensation expense	14,473	14,250
Amortization of debt issuance costs and debt discount, net	1,704	2,869
Accretion of asset retirement obligations	2,886	2,666
Loss on early extinguishment of debt	11,699	—
Mark-to-market (gain) loss on gas hedges	—	4,043
Changes in operating assets and liabilities:
Trade accounts receivable	(116,298)	(93,022)
Inventories	35,624	(73,258)
Prepaid expenses and other receivables	(515)	8,879
Accounts payable	7,065	6,609
Accrued expenses and other current liabilities	(10,505)	20,044
Other	5,986	3,005
Net cash provided by operating activities	456,018	646,910
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(310,820)	(120,022)
Deferred mine development costs	(31,511)	(35,690)
Acquisition of leased mineral rights	—	(3,500)
Acquisitions, net of cash acquired	(2,421)	2,533
Net cash used in investing activities	(344,752)	(156,679)
FINANCING ACTIVITIES
Dividends paid	(57,390)	(76,522)
Retirements of debt, including related fees and expenses	(162,358)	(37,758)
Principal repayments of finance lease obligations	(24,989)	(22,400)
Other	(9,198)	(3,724)
Net cash used in financing activities	(253,935)	(140,404)
Net (decrease) increase in cash and cash equivalents	(142,669)	349,827
Cash and cash equivalents at beginning of period	829,480	395,839
Cash and cash equivalents at end of period	$686,811	$745,666
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report"). Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2023. The balance sheet at December 31, 2022 has been derived from the audited financial statements for the year ended December 31, 2022 included in the 2022 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $5.4 million and $10.1 million for the three and nine months ended September 30, 2022. The Company incurred no idle mine expenses for the three and nine months ended September 30, 2023. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. The Company incurred business interruption expenses of approximately $0.3 million and $8.1 million for the three and nine months ended September 30, 2023, which represent ongoing legal expenses associated with ongoing labor negotiations. The Company incurred $7.1 million and $20.1 million for the three and nine months ended September 30, 2022, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work which began in February and has been completed. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
As of September 30, 2023 and December 31, 2022, short-term investments consisted of $8.9 million and $8.6 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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
Since February 2017, the Company has had an arrangement with XCoal Energy & Resources ("XCoal") to serve as XCoal's strategic partner for exports of low-volatility HCC typically to the Asian region. Under this arrangement, XCoal takes title to and markets coal that the Company would historically have sold on the spot market, in an amount of the greater of (i) 10% of the Company's total production during the applicable term of the arrangement or (ii) 250,000 metric tons. During the three and nine months ended September 30, 2023 and 2022, XCoal accounted for approximately $36.7 million, or 7.3% and $126.8 million or 9.8% of total sales, and $69.8 million, or 20.6% and $281.3 million or 20.7% of total sales, respectively.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of our customers, and the current met coal and steel market environments. As of September 30, 2023 and December 31, 2022, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Coal	$57,923	$109,822
Raw materials, parts, supplies and other, net	50,834	44,217
Total inventories, net	$108,757	$154,039
Note 4. Income Taxes
For the three and nine months ended September 30, 2023 and 2022, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and nine months ended September 30, 2023, the Company had income tax expense of $16.8 million and $60.4 million, respectively.
The $16.8 million and $60.4 million income tax expense for the three and nine months ended September 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. The Company has historically not been eligible to claim the deduction due to the deduction being limited to taxable income and the Company's ability to utilize its net operating losses to offset taxable income.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	September 30, 2023	December 31, 2022	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$310,618	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(3,634)	(8,030)
Total debt	152,883	302,588
Less: current debt	—	—
Total long-term debt	$152,883	$302,588
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
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
During the nine months ended September 30, 2023, the Company repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations.
Offers to Purchase the Notes
On August 9, 2023, the Company commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150,000,000 principal amount of its outstanding Notes, at a repurchase price of 103% of the aggregate principal amount of such Notes, plus accrued and unpaid interest with respect to such Notes to, but not including, the date of repurchase (the “Restricted Payment Repurchase Price”). Concurrently with, but separate from, the Restricted Payment Offer, the Company commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150,000,000 principal amount of the Notes at a repurchase price of 104.25% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase (the “TO Repurchase Price”). The Offers expired on September 7, 2023 (the “Expiration Date”).
Restricted Payment Offer

As of the Expiration Date, $200,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Restricted Payment Offer. Pursuant to the terms of the Restricted Payment Offer:
(1) an automatic pro ration factor of 49.5674% was applied to the $200,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Restricted Payment Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $99,000 aggregate principal amount of the Notes (the “RP Pro-Rated Tendered Notes”);
(2) the Company accepted all $99,000 aggregate principal amount of the RP Pro-Rated Tendered Notes for payment of the Restricted Payment Repurchase Price in cash; and
(3) the remaining balance of $101,000 aggregate principal amount of the Notes tendered that were not RP Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.
The Company consummated the Restricted Payment Offer on September 8, 2023.
Accordingly, pursuant to the terms of the Indenture, the Company will have the ability from time to time in the future to make one or more restricted payments (the "Proposed Restricted Payment") in the form of special dividends to holders of the Company’s common stock and/or repurchases of the Company’s common stock in the aggregate amount of up to $299,901,000 consistent with the terms of the Capital Allocation Policy adopted by the Company's board of directors (the "Board"). Any future Proposed Restricted Payments will be at the discretion of the Board and subject to a number of factors and there can be no assurance that the Company will make any Proposed Restricted Payments in the future.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
Tender Offer

As of the Expiration Date, $294,770,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. Pursuant to the terms of the Tender Offer:
(1) an automatic pro ration factor of 49.5674% was applied to the $294,770,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Tender Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $146,002,000 aggregate principal amount of the Notes (the “TO Pro-Rated Tendered Notes”);
(2) the Company accepted all $146,002,000 aggregate principal amount of the TO Pro-Rated Tendered Notes for payment of the TO Repurchase Price in cash; and
(3) the remaining balance of $148,768,000 aggregate principal amount of the Notes tendered that were not TO Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.
The Company consummated the Tender Offer on September 11, 2023.
In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, the Company recognized a loss on early extinguishment of debt of $11.7 million during the three and nine months ended September 30, 2023.
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
As of September 30, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2023, the Company had $123.3 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit outstanding at such time).
Note 6. Other Long-Term Liabilities
Other long-term liabilities are summarized as follows (in thousands):

	September 30, 2023	December 31, 2022
Black lung obligations	$27,358	$27,407
Other	500	500
Total other long-term liabilities	$27,858	$27,907

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2023	December 31, 2022
Finance lease right-of-use assets, net(1)	$68,670	$69,596
Finance lease liabilities
Current	13,690	24,089
Noncurrent	9,829	9,002
Total finance lease liabilities	$23,519	$33,091

Weighted average remaining lease term - finance leases (in months)	22.7	27.2
Weighted average discount rate - finance leases(2)	7.01%	6.96%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $35.5 million and $28.0 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of September 30, 2023 and the Balance Sheets as of December 31, 2022, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Operating lease cost(1):	$6,278	$11,187	$19,203	$29,759
Finance lease cost:
Amortization of leased assets	3,746	5,426	14,375	12,737
Interest on lease liabilities	452	764	1,744	2,557
Net lease cost	$10,476	$17,377	$35,322	$45,053
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of September 30, 2023 were as follows (in thousands):

Finance Leases(1)
2023	$6,067
2024	13,097
2025	4,741
2026	923
Total	24,828
Less: amount representing interest	(1,309)
Present value of lease liabilities	$23,519
(1) Finance lease payments include $3.0 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the nine months ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,744	$2,557
Financing cash flows from finance leases	$24,989	$22,400
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$8,315	$2,011
As of September 30, 2023, the Company had additional commitments for finance leases, primarily for mining equipment, that have not yet commenced of $3.0 million. These finance leases will commence during the fiscal years 2023 and 2024 with lease terms of one to two years.
Note 8. Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Numerator:
Net income	$85,382	$98,403	$349,753	$541,644
Denominator:
Weighted-average shares used to compute net income per share—basic	52,019	51,654	51,958	51,612
Dilutive restrictive stock awards	92	90	70	87
Weighted-average shares used to compute net income per share—diluted	52,111	51,744	52,028	51,699
Net income per share—basic	$1.64	$1.91	$6.73	$10.49
Net income per share—diluted	$1.64	$1.90	$6.72	$10.48
Note 9. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2023 and December 31, 2022, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2023 and December 31, 2022, there were no items accrued for miscellaneous litigation.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2023 and December 31, 2022, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $29.3 million and $94.0 million and $42.4 million and $116.3 million for the three and nine months ended September 30, 2023 and 2022, respectively.
Note 10. Stockholders' Equity
Common Shares
The Company is authorized to issue up to 140,000,000 common shares, $0.01 par value per share. Holders of common shares are entitled to receive dividends when authorized by the Board.
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

As of September 30, 2023 and December 31, 2022, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.06	$3.1	Quarterly	August 1, 2022	August 11, 2022	August 18, 2022
$0.80	$41.3	Special	August 1, 2022	August 22, 2022	August 29, 2022
$0.06	$3.1	Quarterly	October 24, 2022	November 4, 2022	November 11, 2022
$0.07	$3.6	Quarterly	February 9, 2023	February 20, 2023	February 27, 2023
$0.88	$46.4	Special	February 13, 2023	February 28, 2023	March 7, 2023
$0.07	$3.7	Quarterly	April 25, 2023	May 5, 2023	May 12, 2023
$0.07	$3.7	Quarterly	July 28, 2023	August 7, 2023	August 14, 2023
$0.07	$—	Quarterly	October 24, 2023	November 3, 2023	November 10, 2023
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 11. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2023 and December 31, 2022, the Company had no natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized a gain related to natural gas swap contracts of $1.2 million, for the nine months ended September 30, 2023. The Company recognized no losses for the three months ended September 30, 2023 and September 30, 2022 and recognized $27.7 million for the nine months ended September 30, 2022. The Company records all derivative instruments at fair value and had no asset or liability recorded as of September 30, 2023 and December 31, 2022.
Note 12. Fair Value of Financial Instruments
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of September 30, 2023 or December 31, 2022. During the nine months ended September 30, 2023, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the nine months ended September 30, 2023.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt — The Company's outstanding debt is carried at cost. As of September 30, 2023, there were no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of December 31, 2022, the Company had no borrowings outstanding under the ABL Facility, with $123.3 million available, net of outstanding letters of credit of $8.7 million. As of September 30, 2023 and December 31, 2022, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $156.9 million and $304.4 million, respectively.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)
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

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Revenues
Mining	$416,888	$371,944	$1,288,412	$1,377,665
All other	6,599	18,236	24,409	16,323
Total revenues	$423,487	$390,180	$1,312,821	$1,393,988

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Capital Expenditures
Mining	$37,259	$28,031	$115,796	$94,921
All other	69,266	13,289	195,024	25,101
Total capital expenditures	$106,525	$41,320	$310,820	$120,022
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine, other income, interest income (expense), net, income tax expense, loss on extinguishment of debt and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2023 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Segment Adjusted EBITDA	$156,512	$168,503	$564,954	$847,796
Other revenues	6,599	18,236	24,409	16,323
Cost of other revenues	(9,855)	(8,417)	(32,803)	(26,120)
Depreciation and depletion	(34,020)	(30,805)	(101,783)	(86,973)
Selling, general and administrative	(11,138)	(10,557)	(38,826)	(36,985)
Business interruption	(347)	(7,106)	(8,101)	(20,084)
Idle mine	—	(5,418)	—	(10,141)
Other (expense) income	(1,102)	—	(881)	675
Interest income (expense), net	7,273	(5,701)	14,922	(20,706)
Income tax expense	(16,841)	(20,332)	(60,439)	(122,141)
Loss on extinguishment of debt	(11,699)	—	(11,699)	—
Net income	$85,382	$98,403	$349,753	$541,644

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2023 and September 30, 2022. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2022 included in our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
As of December 31, 2022, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 89.0 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 68.2 million metric tons of recoverable reserves and 39.2 million metric tons of coal resources exclusive of reserves, which total 107.4 million metric tons. As a result of our high-quality coal, our realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free On Board ("FOB") Australia Index Price ("Platts Index"). Our HCC, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and LV to mid-volatility ("MV"). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As mining of the reserves in Mine No. 4 advances to the north area of the mine, we expect that the quality of the coal from Mine No. 4 will transition from an LV to MV to a High Vol A quality coal. High Vol A coals have traditionally priced at a slight discount to the Australian premium LV and the U.S. LV coals; however, in recent years we have observed extended periods during which High Vol A coals priced at a premium over these coals. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices.
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
Recent Developments
U.S. inflation remains at 3.7%, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from the novel coronavirus ("COVID-19"), powered in part by low interest rates and government stimulus to counter the pandemic's impact. While we expect inflation to continue to ease in the overall economy for the remainder of 2023, we have not seen it easing in the coal mining industry and expect that inflation will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Inflation affects, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The global seaborne metallurgical coal market improved during the third quarter of 2023, primarily driven by tight supply from Australia due to disruptions at Queensland ports combined with many Australian producers being shut down due to maintenance programs, production issues, labor related constraints and logistical transportation issues. All major met coal price indices ended the quarter at their highs, while the Platts Index experienced the largest increase of all the indices. According to the World Steel Association monthly report, the positive growth in steel production in the current year was mainly driven by higher Chinese steel production, which grew by 3.7% through the first eight months of this year compared to the prior year. India's steel production, increased 7.6% for the same period. Most other steel producing regions of the world experienced production declines year over year. Overall seaborne export demand is expected to remain stable for the remainder of the year, but the evolving conflict in the Middle East and the uncertainty surrounding the global economy are likely to impact the supply and demand for steelmaking coal.
Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the labor union representing certain of our hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expenses of $5.4 million and $10.1 million for the three and nine months ended September 30, 2022. The Company incurred no idle mine expenses for the three and nine months ended September 30, 2023. These expenses are reported separately in the Condensed Statements of Operations and represent expenses incurred, such as electricity, insurance and maintenance labor. We have also incurred business interruption expenses of approximately $0.3 million and $8.1 million for the three and nine months ended September 30, 2023 and $7.1 million and $20.1 million for the three and nine months ended September 30, 2022, which represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Condensed Statements of Operations. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work began in February and has been completed. We continue to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2023	2022	2023	2022

Segment Adjusted EBITDA	$156,512	$168,503	$564,954	$847,796
Metric tons sold	2,048	1,360	5,429	3,782
Metric tons produced	1,808	1,490	5,149	4,397
Average net selling price per metric ton	$203.56	$273.49	$237.32	$364.27
Cash cost of sales per metric ton	$126.36	$148.56	$132.49	$139.15
Adjusted EBITDA	$145,780	$171,612	$535,167	$846,680
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, idle mine expense, interest income (expense), net, income tax expense, other income, loss on early extinguishment of debt and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

(in thousands)	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022

Cost of sales (exclusive of depreciation and depletion)	$260,376	$203,441	$723,458	$529,869
Asset retirement obligation accretion	(540)	(493)	(1,619)	(1,480)
Stock compensation expense	(1,049)	(909)	(2,531)	(2,136)
Cash cost of sales	$258,787	$202,039	$719,308	$526,253
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest (income) expense, net, income tax expense, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market (gain) loss on gas hedges, business interruption, idle mine expense, loss on extinguishment of debt and other expense (income). Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended September 30,		For the nine months ended September 30,
	2023	2022	2023	2022
Net income	$85,382	$98,403	$349,753	$541,644
Interest (income) expense, net	(7,273)	5,701	(14,922)	20,706
Income tax expense	16,841	20,332	60,439	122,141
Depreciation and depletion	34,020	30,805	101,783	86,973
Asset retirement obligation accretion (1)	990	900	2,886	2,666
Stock compensation expense (2)	2,258	2,599	14,533	14,250
Other non-cash accretion (3)	414	348	1,241	1,042
Mark-to-market (gain) loss on gas hedges (4)	—	—	(1,227)	27,708
Business interruption (5)	347	7,106	8,101	20,084
Idle mine expense (6)	—	5,418	—	10,141
Loss on early extinguishment of debt (7)	11,699	—	11,699	—
Other expense (income) (8)	1,102	—	881	(675)
Adjusted EBITDA	$145,780	$171,612	$535,167	$846,680
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
(7)Represents a loss incurred in connection with the early extinguishment of debt (see Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).
(8)Represents expenses incurred in connection with the ransomware attack and proceeds received associated with the Chapter 11 Cases from Walter Energy, Inc.

Results of Operations
Three Months Ended September 30, 2023 and 2022
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended September 30,
($ in thousands)	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$416,888	98.4%	$371,944	95.3%
Other revenues	6,599	1.6%	18,236	4.7%
Total revenues	423,487	100.0%	390,180	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	260,376	61.5%	203,441	52.1%
Cost of other revenues (exclusive of items shown separately below)	9,855	2.3%	8,417	2.2%
Depreciation and depletion	34,020	8.0%	30,805	7.9%
Selling, general and administrative	11,138	2.6%	10,557	2.7%
Business interruption	347	0.1%	7,106	1.8%
Idle mine	—	—%	5,418	1.4%
Total costs and expenses	315,736	74.6%	265,744	68.1%
Operating income	107,751	25.4%	124,436	31.9%
Interest income (expense), net	7,273	1.7%	(5,701)	(1.5)%
Loss on early extinguishment of debt	(11,699)	(2.8)%	—	—%
Other expense	(1,102)	(0.3)%	—	—%
Income before income tax expense	102,223	24.1%	118,735	30.4%
Income tax expense	16,841	4.0%	20,332	5.2%
Net income	$85,382	20.2%	$98,403	25.2%
Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended September 30,
	2023	2022
Met Coal (metric tons in thousands)
Metric tons sold	2,048	1,360
Metric tons produced	1,808	1,490
Average net selling price per metric ton	$203.56	$273.49
Cash cost of sales per metric ton	$126.36	$148.56
We produced 1.8 million metric tons of steelmaking coal for the three months ended September 30, 2023 compared to 1.5 million metric tons for the three months ended September 30, 2022, representing a 21% increase. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the third quarter of 2023 due to the returning employees from the labor strike compared to the third quarter of 2022.
Sales for the three months ended September 30, 2023 were $416.9 million compared to $371.9 million for the three months ended September 30, 2022. The $45.0 million increase in sales was primarily driven by a $188.2 million increase in sales due to a 51% or 0.7 million metric ton increase in steelmaking coal sales volume offset partially by a $143.2 million decrease in sales related to a $69.93 per metric ton decrease in the average net selling price per metric ton of steelmaking coal. The 51% increase in sales volumes was driven by improved performance by our rail transportation provider and the McDuffie terminal, which enabled us to export more steelmaking coal and lower our excess inventory levels. The average net selling price of our steelmaking coal decreased 26% from the $273.49 per metric ton in the third quarter of 2022 to $203.56 per metric ton.

For the three months ended September 30, 2023, our geographic customer mix was 39% in Europe, 39% in Asia and 22% in South America. For the three months ended September 30, 2022, our geographic customer mix was 62% in Europe, 21% in Asia and 17% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended September 30, 2023 were $6.6 million compared to $18.2 million for the three months ended September 30, 2022. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $11.6 million decrease in other revenues is primarily due to a decrease in the Southern Louisiana natural gas price average of $6.97 per Million British Thermal Unit ("MMBtu") or 72% for the three months ended September 30, 2023 as compared to the prior year comparable period.
Cost of sales was $260.4 million, or 61.5% of total revenues, for the three months ended September 30, 2023, compared to $203.4 million, or 52.1% of total revenues for the three months ended September 30, 2022. The $57.0 million increase is primarily driven by a $102.2 million increase due to a 51% or 0.7 million metric ton increase in steelmaking coal sales volumes offset partially by a $45.5 million decrease due to decrease in transportation and royalty costs on lower average net selling prices. For the three months ended September 30, 2023 cost of production represented 62% of cost of sales and transportation and royalties accounted for approximately 38% compared to cost of production of 53% and transportation and royalties of 47% for the three months ended September 30, 2022. The increase in cost of production is primarily driven by increased labor costs due to the returning employees from the labor strike and the decreased transportation and royalty costs is driven by lower average net selling prices and its impact on our transportation and royalty costs.
Depreciation and depletion expenses were $34.0 million, or 8.0% of total revenues, for the three months ended September 30, 2023, compared to $30.8 million, or 7.9% of total revenues for the three months ended September 30, 2022. The $3.2 million increase in depreciation and depletion is primarily driven by an increase in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $11.1 million, or 2.6% of total revenues, for the three months ended September 30, 2023, compared to $10.6 million, or 2.7% of total revenues, for the three months ended September 30, 2022. The $0.6 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $0.3 million and $7.1 million for the three months ended September 30, 2023 and 2022, respectively. The decrease in business interruption expenses is due to the labor union ending the strike it initiated on April 1, 2021. These expenses in the three months ended September 30, 2023 represent ongoing legal expenses associated with labor negotiations and the expenses in the three months ended September 30, 2022 represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses. We expect to incur ongoing legal expenses associated with the labor negotiations.
Idle mine expenses were $5.4 million for the three months ended September 30, 2022. These expenses represent idle mine expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor.
Interest income, net was $7.3 million, or 1.7% of total revenues, for the three months ended September 30, 2023, compared to interest expense, net of $5.7 million, or 1.5% of total revenues, for the three months ended September 30, 2022. The change is primarily driven by an increase in interest income combined with a decrease in interest on our outstanding senior secured notes due to the early extinguishment of debt.
For the three months ended September 30, 2023, we recognized a loss on early extinguishment of debt of $11.7 million upon the extinguishment of $146.1 million of our Notes. The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, and fees incurred in connection with the transaction.
Other expenses were $1.1 million, or 0.3% of total revenues for the three months ended September 30, 2023. These expenses represent non-recurring expenses incurred in connection with the ransomware attack. We do not anticipate any additional material expenses in the future related to this incident.
For the three months ended September 30, 2023, we recognized income tax expense of $16.8 million. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $16.8 million income tax expense for the three months ended September 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII").

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
Nine Months Ended September 30, 2023 and 2022
The following table summarizes certain unaudited financial information for these periods.

	For the nine months ended September 30,
($ in thousands)	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$1,288,412	98.1%	$1,377,665	98.8%
Other revenues	24,409	1.9%	16,323	1.2%
Total revenues	1,312,821	100.0%	1,393,988	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	723,458	55.1%	529,869	38.0%
Cost of other revenues (exclusive of items shown separately below)	32,803	2.5%	26,120	1.9%
Depreciation and depletion	101,783	7.8%	86,973	6.2%
Selling, general and administrative	38,826	3.0%	36,985	2.7%
Business interruption	8,101	0.6%	20,084	1.4%
Idle mine	—	—%	10,141	0.7%
Total costs and expenses	904,971	68.9%	710,172	50.9%
Operating income	407,850	31.1%	683,816	49.1%
Interest income (expense), net	14,922	1.1%	(20,706)	(1.5)%
Loss on early extinguishment of debt	(11,699)	(0.9)%	—	—%
Other (expense) income	(881)	(0.1)%	675	—%
Income before income tax expense	410,192	31.2%	663,785	47.6%
Income tax expense	60,439	4.6%	122,141	8.8%
Net income	$349,753	26.6%	$541,644	38.9%
Sales and cost of sales components on a per unit basis were as follows:

	For the nine months ended September 30,
	2023	2022
Met Coal (metric tons in thousands)
Metric tons sold	5,429	3,782
Metric tons produced	5,149	4,397
Average net selling price per metric ton	$237.32	$364.27
Cash cost of sales per metric ton	$132.49	$139.15
We produced 5.1 million metric tons of steelmaking coal for the nine months ended September 30, 2023 compared to 4.4 million metric tons for the nine months ended September 30, 2022, representing a 17% increase. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the nine months ended

September 30, 2023 due to the returning employees from the labor strike in February 2023 compared to the nine months ended September 30, 2022.
Sales for the nine months ended September 30, 2023 were $1.3 billion compared to $1.4 billion for the nine months ended September 30, 2022. The 6.5% decrease in sales was primarily driven by a $689.2 million decrease in sales related to a $126.94 per metric ton decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $600.0 million increase in sales due to a 44% or 1.6 million metric ton increase in steelmaking coal sales volume. The 44% increase in sales volumes was driven by increased production due to both Mine No. 4 and Mine No. 7 operating at higher capacity levels combined with improved performance by our rail transportation provider and the McDuffie Terminal.
For the nine months ended September 30, 2023, our geographic customer mix was 46% in Europe, 31% in Asia, 22% in South America, and 1% in the United States. For the nine months ended September 30, 2022, our geographic customer mix was 63% in Europe, 21% in Asia and 16% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the nine months ended September 30, 2023 were $24.4 million compared to $16.3 million for the nine months ended September 30, 2022. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $8.1 million increase in other revenues is primarily due to the prior year including a $27.7 million loss recognized on the fair value adjustment related to our natural gas swap contracts due to an increase in natural gas futures at that time offset partially by a decrease in the Southern Louisiana natural gas price average of $4.48 per MMBtu or 61% for the nine months ended September 30, 2023 as compared to the prior year comparable period.
Cost of sales (exclusive of items shown separately below) was $723.5 million, or 55.1% of total revenues, for the nine months ended September 30, 2023, compared to $529.9 million, or 38.0% of total revenues for the nine months ended September 30, 2022. The $193.6 million increase is primarily driven by a 44% or 1.6 million metric ton increase in steelmaking coal sales volume. For the nine months ended September 30, 2023 cost of production represented 60% of cost of sales and transportation and royalties accounted for approximately 40% compared to cost of production of 50% and transportation and royalties of 50% for the three months ended September 30, 2022. The increase in cost of production is primarily driven by increased labor costs due to the returning employees from the labor strike in February 2023 and the decreased transportation and royalty costs is driven by lower average net selling prices and its impact on our transportation and royalty costs.
Depreciation and depletion expenses were $101.8 million, or 7.8% of total revenues, for the nine months ended September 30, 2023, compared to $87.0 million, or 6.2% for the nine months ended September 30, 2022. The $14.8 million increase in depreciation and depletion is primarily driven by a 44% or 1.6 million metric ton increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $38.8 million, or 3.0% of total revenues, for the nine months ended September 30, 2023, compared to $37.0 million, or 2.7% of total revenues, for the nine months ended September 30, 2022. The $1.8 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $8.1 million and $20.1 million for the nine months ended September 30, 2023 and 2022, respectively. These expenses decreased compared to the prior period primarily due to the end of the labor strike in February 2023 and represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses. We expect to incur ongoing legal expenses associated with the labor negotiations.
Idle mine expenses were $10.1 million for the nine months ended September 30, 2022. These expenses represent idle mine expenses incurred in connection with reduced operations at Mine No. 7 and Mine No. 4, such as electricity, insurance and maintenance labor.
Interest income, net was $14.9 million, or 1.1% of total revenues, for the nine months ended September 30, 2023, compared to interest expense, net of $20.7 million, or 1.5% of total revenues, for the nine months ended September 30, 2022. The change is primarily driven by an increase in interest income combined with a decrease in interest expense on our outstanding senior secured notes due to the early extinguishment of debt.

For the nine months ended September 30, 2023, we recognized a loss on early extinguishment of debt of $11.7 million upon the extinguishment of $146.1 million of our Notes. The loss on early extinguishment of debt represents a premium paid to retire the debt, accelerated amortization of debt discount, and fees incurred in connection with the transaction.
Other expense for the nine months ended September 30, 2023 represent non-recurring expenses incurred in connection with the ransomware attack and proceeds received from the Chapter 11 Cases from Walter Energy, Inc.. We do not anticipate any additional material expenses in the future related to this ransomware incident. Other income for the nine months ended September 30, 2022 represents proceeds received from the Chapter 11 Cases from Walter Energy, Inc.
For the nine months ended September 30, 2023, we recognized income tax expense of $60.4 million. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $60.4 million income tax expense for the nine months ended September 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. We have historically not been eligible to claim the deduction due to the deduction being limited to taxable income and our ability to utilize our net operating losses to offset taxable income. For the nine months ended September 30, 2022, we recognized income tax expense of $122.1 million, which was principally offset by the utilization of federal NOLs for cash tax purposes. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period.
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
Our total liquidity as of September 30, 2023 was $810.1 million, consisting of cash and cash equivalents of $686.8 million and $123.3 million available under our ABL Facility. As of September 30, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
During the first quarter of 2023, we repurchased in the open market and extinguished approximately $8.8 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from this open-market purchase is estimated to be approximately $4.0 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations. In addition, in the third quarter of 2023, we retired approximately $146.1 million of our Notes and recognized a loss on early extinguishment of debt of $11.7 million, which represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transaction.

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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $8.9 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2023, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $44.0 million, $18.6 million as collateral for self-insured black lung related claims and $5.2 million for miscellaneous purposes.
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

Statements of Cash Flows
Cash balances were $686.8 million and $829.5 million at September 30, 2023 and December 31, 2022, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended September 30,
	2023	2022
Net cash provided by operating activities	$456,018	$646,910
Net cash used in investing activities	(344,752)	(156,679)
Net cash used in financing activities	(253,935)	(140,404)
Net (decrease) increase in cash and cash equivalents	$(142,669)	$349,827
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations, mark-to-market (gains) losses on gas hedges, loss on early extinguishment of debt and changes in net working capital.
Net cash provided by operating activities was $456.0 million for the nine months ended September 30, 2023, and was primarily attributed to net income of $349.8 million adjusted for depreciation and depletion expense of $101.8 million, deferred income tax expense of $52.4 million, stock based compensation expense of $14.5 million, accretion of asset retirement obligations of $2.9 million, amortization of debt issuance costs and debt discount of $1.7 million, loss on early extinguishment of debt of $11.7 million, and an increase in our net working capital of $84.6 million since December 31, 2022. The increase in our working capital was primarily driven by increases in accounts receivable and decreased accrued expenses and accounts payable offset partially by a decrease in inventories. The increase in trade accounts receivable reflects higher sales volumes and the timing of sales and the decrease in inventories is due to greater sales volumes than production. The decrease in accrued expenses and accounts payable is due to the timing of payments.
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
Investing Activities
Net cash used in investing activities was $344.8 million and $156.7 million for the nine months ended September 30, 2023 and 2022, respectively, primarily due to purchases of property, plant and equipment and mine development. Capital expenditures during the nine months ended September 30, 2023 for the development of Blue Creek was $191.3 million. The current period also includes $2.4 million cash paid to acquire the remaining ownership interest in gas wells owned by an independent third party. The prior year period also includes $3.5 million cash used in connection with the acquisition of leased mineral rights and $2.5 million net cash acquired in connection with the acquisition of the remaining 50% interest in BWM and BWT.
Financing Activities
Net cash used in financing activities was $253.9 million for the nine months ended September 30, 2023, primarily due to the retirements of debt related to our senior notes of $162.4 million, payment of regular quarterly and special dividends of $57.4 million and principal repayments of finance lease obligations of $25.0 million. Net cash used in financing activities was $140.4 million for the nine months ended September 30, 2022, primarily due to the payment of regular quarterly and special dividends of $76.5 million, retirements of debt related to our senior notes of $37.8 million and principal repayments of finance lease obligations of $22.4 million.
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
During the nine months ended September 30, 2023, we have paid $57.4 million of regular quarterly and special cash dividends under the Capital Allocation Policy.
Regular Quarterly Dividend
On February 9, 2023, our Board approved an increase in the regular quarterly cash dividend by 17% and declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.6 million, which was paid on February 27, 2023 to stockholders of record as of the close of business on February 20, 2023.
On April 25, 2023, our Board declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.7 million, which was paid on May 12, 2023, to stockholders of record as of the close of business on May 5, 2023.
On July 28, 2023, our Board declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.7 million, which was paid August 14, 2023, to stockholders of record as of the close of business on August 7, 2023.
On October 24, 2023, our Board declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.7 million, which will be paid November 10, 2023, to stockholders of record as of the close of business on November 3, 2023.
Special Dividend
On February 13, 2023, our Board declared a special cash dividend of $0.88 per share, totaling approximately $46.4 million, which was paid on March 7, 2023 to stockholders of record as of the close of business on February 28, 2023.
ABL Facility
The ABL Facility will mature on December 6, 2026. As of September 30, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2023, we had $123.3 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2023, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2023.
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
During the nine months ended September 30, 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Condensed Statements of Operations.
Offers to Purchase the Notes
On August 9, 2023, we commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150,000,000 principal amount of its outstanding Notes, at a repurchase price of 103% of the aggregate principal amount of such Notes, plus accrued and unpaid interest with respect to such Notes to, but not including, the date of repurchase (the “Restricted Payment Repurchase Price”). Concurrently with, but separate from, the Restricted Payment Offer, we commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150,000,000 principal amount of the Notes at a repurchase price of 104.25% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase (the “TO Repurchase Price”). The Offers expired on September 7, 2023 (the “Expiration Date”).
Restricted Payment Offer

As of the Expiration Date, $200,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Restricted Payment Offer. Pursuant to the terms of the Restricted Payment Offer:
(1) an automatic pro ration factor of 49.5674% was applied to the $200,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Restricted Payment Offer (rounded down to avoid the purchase of

Notes in a principal amount other than in integrals of $1,000), which resulted in $99,000 aggregate principal amount of the Notes (the “RP Pro-Rated Tendered Notes”);
(2) we accepted all $99,000 aggregate principal amount of the RP Pro-Rated Tendered Notes for payment of the Restricted Payment Repurchase Price in cash; and
(3) the remaining balance of $101,000 aggregate principal amount of the Notes tendered that were not RP Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.
We consummated the Restricted Payment Offer on September 8, 2023.
Accordingly, pursuant to the terms of the Indenture, we will have the ability from time to time in the future to make one or more restricted payments (the "Proposed Restricted Payment") in the form of special dividends to holders of our common stock and/or repurchases of our common stock in the aggregate amount of up to $299,901,000 consistent with the terms of the Capital Allocation Policy adopted by our Board. Any future Proposed Restricted Payments will be at the discretion of the Board and subject to a number of factors and there can be no assurance that we will make any Proposed Restricted Payments in the future.
Tender Offer
As of the Expiration Date, $294,770,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. Pursuant to the terms of the Tender Offer:
(1) an automatic pro ration factor of 49.5674% was applied to the $294,770,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Tender Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $146,002,000 aggregate principal amount of the Notes (the “TO Pro-Rated Tendered Notes”);
(2) we accepted all $146,002,000 aggregate principal amount of the TO Pro-Rated Tendered Notes for payment of the TO Repurchase Price in cash; and
(3) the remaining balance of $148,768,000 aggregate principal amount of the Notes tendered that were not TO Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.
We consummated the Tender Offer on September 11, 2023.
In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, we recognized a loss on early extinguishment of debt of $11.7 million during the three and nine months ended September 30, 2023.
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

Our capital expenditures were $310.8 million and $120.0 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek and the portal facilities at Mine No. 4 as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the nine months ended September 30, 2023 were $191.3 million and $238.4 million has been spent on this project to date. Our deferred mine development costs were $31.5 million and $35.7 million for the nine months ended September 30, 2023 and September 30, 2022, respectively, and relate to Mine No. 4 and the development of Blue Creek.
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

Subject to the considerations discussed above, our revised estimate of capital expenditures in 2023 for the development of the Blue Creek mine is approximately $250 to $300 million and is subject to change. The increase in 2023 capital expenditure estimate is primarily driven by the changes in transportation scope discussed above. The Company currently expects development spending at Blue Creek to be the highest in 2023 and 2024, with 2024 being a similar amount to 2023 that is subject to change. The Company’s strong cash flow generation and current available liquidity, as well as ability to finance $120 to $130 million of capital expenditures through equipment leases, allows us to be opportunistic as we evaluate funding options for Blue Creek with the goal of maintaining an efficient and low-cost of capital.

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
As of September 30, 2023, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2022 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2023, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $44.0 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $5.2 million.
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of September 30, 2023, the Company had no natural gas swap contracts outstanding.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2023 and December 31, 2022, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2023, assuming we had $132.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.3 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2023. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.
Other than as set forth below, there have been no material changes to the risk factors disclosed in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our 2022 Annual Report and in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 (the "Q1 2023 Quarterly Report) and June 30, 2023 (the "Q2 2023 Quarterly Report"). Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in "Part I, Item 1A. Risk Factors" in our 2022 Annual Report and in "Risk Factors" in "Part I, Item 1A. Risk Factors" in our Q1 2023 Quarterly Report and Q2 2023 Quarterly Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2022 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may become material and adversely affect our business, financial condition and/or operating results.

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

In addition, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of met coal reserves, as well as other activities related to our businesses. We own and operate some of these systems and applications while others are owned and operated by our third-party service providers. In the ordinary course of our business, we and our service providers collect, process, transmit and store data, such as proprietary business information and personally identifiable information. As our dependence on digital technologies has increased, our IT systems and those of third parties are vulnerable to malicious and intentional cyberattacks involving malware and viruses, accidental or inadvertent incidents, the exploitation of security vulnerabilities or “bugs” in software or hardware, among other scenarios. Both the frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. A cyber-attack may involve persons gaining unauthorized access to our digital systems for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, we may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The COVID-19 pandemic has presented additional operational and cybersecurity risks due to continued work-from-home arrangements that have facilitated increased risk of social engineering events (for example phishing) and of the exploitation of vulnerabilities inherent in many non-corporate networks.

To that end, while we have implemented security protocols, controls, and systems with the intent of maintaining the physical and electronic security of our operations and protecting our and our counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, we have been and may be subject to security breaches, which have resulted and could result in unauthorized access to our facilities or the information that we are trying to protect. For example, on July 29, 2023, the Company discovered a ransomware attack impacting its on-premises information technology systems, including the theft of certain Company data. Upon learning of the incident, the Company immediately retained external resources to investigate, isolate and contain the threat, and restore the Company’s affected information technology systems, and the Company was able to recover access to all material data. The Company did not incur during the third quarter of 2023, and does not expect to incur in the future, any material cyber-security-related expenses related to the incident.

The Company has strategically chosen to self-insure for cyber-related events, deeming it more cost-effective than bearing the high premiums of third-party insurance. In the future, existing liquidity and cash flows may be insufficient to cover all losses that may be incurred in the continually evolving area of cyber risk.

While the Company was able to manage this incident without any significant disruptions to our operations or any material financial impact, there can be no assurance that we will not be the target of a similar or more sophisticated attack in the future, which could materially adversely affect our business, results of operations, or financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended September 30, 2023:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
July 1, 2023 - July 31, 2023
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
August 1, 2023 - August 31, 2023
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
September 1, 2023 - September 30, 2023
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	—		—
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
Item 5. Other Information.
(c) During the third quarter of 2023, no director or officer (as defined in Rule 16a-1(f) under the Exchange Act) of the Company has adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5–1(c) under the Exchange Act and/or any “non-Rule 10b5–1 trading arrangement” (as defined in Item 408(c) of Regulation S-K).
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

WARRIOR MET COAL, INC.

Date: November 1, 2023	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)