Form 10-K
period 2023-12-31
WARRIOR MET COAL, INC.
filed 2024-02-14
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2023, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.0 billion.
Number of shares of common stock outstanding as of February 12, 2024: 52,255,168

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference into Part III of this report for the year ended December 31, 2023.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•the impact of global pandemics, such as the COVID-19 pandemic, including its impact on our business, employees, suppliers and customers, the steelmaking coal and steel industries, and global economic markets;

•the impacts of inflation on our business, including on our costs and our profitability;

•our relationships with, and other conditions affecting, our customers;

•successful implementation of our business strategies;

•unavailability of, or price increases in, the transportation of our metallurgical (“met”) or steelmaking coal;
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

•global steel demand and the downstream impact on steelmaking coal prices;

•impact of weather and natural disasters on demand and production;
•a substantial or extended decline in pricing or demand for steelmaking coal;

•inherent difficulties and challenges in the coal mining industry that are beyond our control;

•our ability to develop or acquire steelmaking coal reserves in an economically feasible manner;

•geologic, equipment, permitting, site access, operational risks and new technologies related to mining;

•inaccuracies in our estimates of our steelmaking coal reserves;

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
•our expectations regarding our future cash tax rate as well as our ability to effectively utilize our federal and state net operating loss carry forwards (“NOLs”);

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
Coke strength after reaction ("CSR"). Refers to coke "hot" strength, generally a quality reference in a simulated reaction condition in an industrial blast furnace.
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
Hard coking coal (“HCC”).    Hard coking coal is a type of steelmaking coal that is a necessary ingredient in the production of strong coke. It is evaluated based on the strength, yield and size distribution of coke produced from such coal, which is dependent on the rank and plastic properties of the coal. Hard coking coals trade at a premium to other coals due to their importance in producing strong coke and because they are a limited resource.
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
Metallurgical (“met”) or steelmaking coal.    The various grades of coal with suitable carbonization properties to make coke or to be used as a pulverized injection ingredient for steel manufacture, including hard coking coal (see definition above), semi-soft coking coal and PCI coal. Steelmaking coal quality depends on four important criteria: (1) volatility, which affects coke yield; (2) the level of impurities, including sulfur and ash, which affect coke quality; (3) composition, which affects coke strength; and (4) other basic characteristics that affect coke oven safety. Steelmaking coal typically has particularly high Btu characteristics but low ash and sulfur content.
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
Recoverable reserves.    Metric tons of mineable coal that can be extracted and marketed after deduction for coal to be left behind within the seam (i.e. pillars left to hold up the ceiling, coal not economical to recover within the mine, etc.) and adjusted for reasonable preparation and handling losses.
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
Ton or tonnage.    See “metric ton” above.
Thermal coal.    Coal used by power plants and industrial steam boilers to produce electricity, steam or both. It generally is lower in Btu heat content and higher in volatile matter than steelmaking coal.
Underground mine.    Also known as a “deep” mine, it is usually located several hundred feet or more below the earth’s surface. An underground mine’s coal is typically removed mechanically and transferred by shuttle car, conveyor and hoist to the surface.

Part I
Item 1. Business
Overview
Warrior Met Coal, Inc. (together with its subsidiaries, the "Company" or "Warrior") is a U.S.-based, environmentally and socially minded supplier to the global steel industry headquartered in Brookwood, Alabama. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality met or steelmaking coal, also known as hard coking coal (“HCC”), operating highly efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. Our steelmaking coal production totaled 6.9 million metric tons in 2023. Our natural gas operations remove and sell natural gas from our owned and leased coal seams by reducing natural gas levels in our mines.
We operate as a single reportable segment. See the financial statements beginning on page F-1 of this Annual Report for our consolidated revenues, profit/loss and total assets.
Our Competitive Strengths
We believe that we have the following competitive strengths:
Leading pure play steelmaking coal producer focused on premium steelmaking coal products. Unlike other publicly listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium steelmaking coal in the global seaborne markets. Our resources are primarily allocated to the mining, transportation and marketing of steelmaking coal. The premium nature of our steelmaking coal makes it ideally suited as a base feed coal for steel makers and our Mine No. 7 steelmaking coal results in price realizations near or above the S&P Global Platts Index (as defined below). Our Mine No. 4 steelmaking coal transitioned in the second half of the year from a Mid Vol to a High Vol A quality coal that typically trades at a larger discount to the price of coal from Mine No. 7. The combination of low sulfur, low-to-medium ash, high CSR, low volatility ("Low Vol") to high volatility ("High Vol"), and other characteristics of our coal, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result of our premium steelmaking coal, we are able to achieve higher realized prices and operating margins relative to other U.S. steelmaking coal producers.
World-class Blue Creek provides us with a high-return growth project. Blue Creek represents one of the last remaining large scale untapped premium quality, High Vol A coal reserves in the U.S. with a mine life of 40 or more years. High Vol A coals have traditionally priced at a slight discount to the Australian premium Low Vol and the U.S. Low Vol coals; however, we have observed extended periods in which they achieved a premium over these indices. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices. We believe this creates an opportunity for Blue Creek to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A coals. We expect our fourth longwall to start at Blue Creek in the second quarter of 2026. The startup of Blue Creek is expected to increase our annual High Vol A production by 4.4 million metric tons per year, thereby increasing our annual production capacity by 60%. We expect to also have the ability to add a fifth longwall which would increase our annual High Vol A production to 9.6 million metric tons, thereby increasing our total annual production capacity by 98% over our nameplate capacity of 7.3 million metric tons. We anticipate that Blue Creek will not only decrease our cash costs and further improve our position in the first quartile global cost curve but, due to Blue Creek's expected low-cost structure, we expect that it will significantly drive down our all-in cash cost breakeven point and enhance our profitability and cash flow generation.
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
Robust logistics and significant logistical cost advantage to the seaborne market. We have developed a logistics strategy based on multiple modalities, multiple carriers for both rail and river transportation and multiple terminals to ensure reliability of supply and cost-competitive rates. Our ability to move our coals via rail and/or barge is a significant advantage for

Warrior. Our two operating mines and Blue Creek are located approximately 300 miles from our primary export terminal capacity in Mobile, Alabama. Our proximity to port and the flexibility of our logistics networks underpin our logistical cost advantage compared to other U.S. steelmaking coal producers. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We have a shipping time and distance advantage serving customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada. Our strategic location is enhanced by our long-tenured, well-established customer portfolio.
High realized prices and low variable cost structure drive industry leading margins. The coal from our mines is competitive in quality with the premium HCC produced in Australia, which is used to set pricing for the industry. The combination of low sulfur, low-to-medium ash, Low Vol to High Vol A and high coking strength drives our consistently high price realization relative to other U.S. steelmaking coal producers who typically focus on lower rank steelmaking coals. We believe Mine No. 4 and Mine No. 7 are two of the lowest cost steelmaking coal mines in North America.
Clean balance sheet to drive robust cash flow generation. Unlike other U.S. coal producers in our peer group, we have no pension or OPEB legacy liabilities. With minimal legacy liabilities, we are not burdened by the annual fixed obligations that are typically associated with these types of liabilities. Our clean balance sheet and its low sustaining capital expenditure requirements position us to generate strong cash flows across a range of steelmaking coal price environments. Additionally, we expect our cash flows to benefit from a low cash tax rate, which will enable strong cash conversion from our operating profits.
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in steelmaking coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As such, we will seek to maintain a conservative financial leverage target of 1.50 - 2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $250 million during the development of Blue Creek. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2023, we had approximately $845.6 million of available liquidity consisting of $107.4 million of borrowing capacity under the ABL Facility and $738.2 million of cash and cash equivalents. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.
Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy, Inc. ("Walter Energy") and has ten years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, following the acquisition of certain assets of Walter Energy, we hired several key personnel with extensive direct operational experience in steelmaking coal longwall mining, including our Chief Operating Officer, Jack Richardson, and a member of our board of directors (the "Board"), Stephen D. Williams. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in total reportable incidence rates of 2.02 at Mine No. 4 and 1.82 at Mine No. 7 for the year ended December 31, 2023, which is 57% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.39 for the nine months ended September 30, 2023, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions and water usage. Investors and other third parties are increasingly focused on sustainability matters. With a view towards being an industry leader in environmental stewardship, we are actively engaged in several initiatives that occur before, during and after mining to reduce greenhouse gas ("GHG") emissions, including the capture of coalbed methane. In 2022, we refocused on our long-term environmental goals and successfully set aggressive, yet achievable targets for decreasing our carbon footprint. In connection with this strategy, we established targets which include a 50% reduction in GHG emissions by 2030 and a 25% water usage reduction by 2030 from our 2021 baseline year. We are pleased to report that in 2022, we successfully captured and collected approximately 69% of the methane produced in our mines which would have otherwise been vented to the atmosphere resulting in a 16% reduction in total methane emissions as compared to the 2021 baseline year. We were also able to reduce Scope 1 and Scope 2 GHG emissions by 13% compared to the 2021 baseline year.

We also operate a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. In 2021, in conjunction with a third party, we also installed our first flare system to destroy methane vented from open degasification boreholes. We also continuously work to evaluate and test emerging technologies that can optimize our water usage and successfully achieved a

99.93% compliance record with the EPA National Pollutant Discharge Elimination System ("NPDES") program, which addresses water pollution by regulating point source discharges. We remain committed to taking steps to decrease our carbon footprint by reducing GHG emissions and minimizing our impact on the environment.

Our Business Strategies

Our objective is to increase stockholder value through our continued focus on asset optimization and cost management to drive profitability and cash flow generation. Our key strategies to achieve this objective are described below:

Maximize profitable production. In the year ended December 31, 2023, we produced 6.9 million metric tons of steelmaking coal from Mine No. 7 and Mine No. 4. Based on our management’s operational experience, we are confident in our ability to continue to produce at or close to capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

Maximize organic growth and profitability. On May 3, 2022, we announced the relaunch of the development of Blue Creek into a new, world-class longwall mine located in Alabama near our existing mines. The new single longwall mine at Blue Creek is expected to have the capacity to produce an average of 4.4 million metric tons per annum of premium High Vol A steelmaking coal over the first ten years of production. Once fully developed, we expect Blue Creek to be a transformational investment that will increase annual production capacity by 60% and expand our product portfolio to our global customers, offering two premium HCCs that are expected to achieve the highest premium steelmaking coal prices in the seaborne markets. We will also have the ability to add a fifth longwall which would increase our annual High Vol A production to 9.6 million metric tons, thereby increasing our total annual production capacity by 98% over our nameplate capacity of 7.3 million metric tons. We anticipate that Blue Creek will decrease our cash costs and further improve our position in the first quartile global cost curve and, due to Blue Creek's expected low-cost structure, we expect that it will significantly drive down our all-in cash cost breakeven point and enhance our profitability and cash flow generation.

Broaden our marketing reach and maintain strong correlation between realized coal prices and the S&P Platts Index. We have implemented a strategy to improve both our sales and marketing focus, with a goal of achieving better pricing relative to the S&P Platts Index for our Mine No. 7 coal and the East Coast High Vol A indices for our Mine No. 4 coal, which includes: (i) opportunistic selling into the spot steelmaking coal market and (ii) to a lesser extent selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. In recent years, due to a combination of market dynamics and geopolitical events we have expanded the marketing of our coal to Asia and we are actively marketing our coal to India and Southeast Asia buyers. For the year ended December 31, 2023, our sales geographic customer mix was 48% in Europe, 29% in Asia, 21% in South America and 2% in the U.S. When advantageous, we work with strategic partners to assist in the marketing of our coals. We benefit from the local presence and knowledge of these partners to capture the highest value for our premium coals.

Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment. We are fully committed to being a responsible corporate citizen to our employees, customers, communities, and other stakeholders. We are committed to providing our products in a responsible manner. In 2022, we partnered with a third-party consultant to develop a sustainability strategy that is focused on the following objectives, among others: materiality and risk assessment, creating and tracking measurable goals, GHG reduction, water usage reduction, enhancing governance standards and performing a community impact assessment. In 2023, we committed to installing a new Environmental Management Information System ("EMIS"), which we plan to continually improve and enhance over time. The EMIS system enhances our ability to monitor and track water quality and usage, waste management, and GHG emissions, which streamlines our ability to measure and evaluate our environmental performance data against our stated objectives and goals. Final evaluations are being conducted towards our goal of installing the first full-scale Regenerative Thermal Oxidizer ("RTO") to address ventilation air methane ("VAM") emissions on our property. With permits obtained in 2023 and fabrication anticipated to begin in 2024, this RTO system is a significant step towards our emission reduction goals. The RTO system is anticipated to result in material emission reductions, and we are currently evaluating other locations where this technology would be environmentally beneficial.
Description of Our Business
Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2023, based on a reserve report prepared by Marshall Miller & Associates, Inc., were estimated to have approximately 82.9 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, Mines No. 4 and No. 7 are two of the deepest underground coal mines in North

America. The steelmaking coal is mined using longwall extraction technology with development support from continuous miners.
Our two operating mines and Blue Creek are located approximately 300 miles from our export terminal at the Port of Mobile in Alabama, which we believe to be the shortest mine-to-port distance of any U.S.-based steelmaking coal producer. Our low and variable cost structure, and our flexible and efficient rail and barge network underpins our cost advantage and dependable access to the seaborne markets. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We have a shipping time and distance advantage serving our customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada.
Our HCC, mined from the Southern Appalachian region of the United States, is characterized by low-to-high volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high-quality coal, our realized price has historically approximated the Platts Premium Low Volatility FOB Australian Index price (the “S&P Platts Index”). Our Mine No. 4 steelmaking coal transitioned in the second half of the year from a Mid Vol to a High Vol A quality coal that typically trades at a larger discount to the price of Mine No. 7 coal. We now primarily target the East Coast High Vol A indices price for our Mine No. 4 coal. In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Australian Index price.
The steelmaking coal from our Mines No. 4 and No. 7 is sold as high-quality Low Vol and High Vol A steelmaking coal. Mines No. 4 and No. 7 are located near Brookwood, Alabama, and are serviced by CSX railroad. A coal producer is typically responsible for transporting the coal from the mine to an export coal-loading facility. Exported coal is usually sold at the loading port, with the buyer responsible for further transportation from the port to their location. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile in Alabama, where shipments are exported to our international customers via ocean vessels. Substantially all of our steelmaking coal sales consist of sales to international customers. We are currently in the process of testing alternative outbound logistics routes to increase transportation and vessel shipping optionality.
We also have 67.6 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves, which total 107.3 million metric tons, at Blue Creek located to the northwest of Mine No. 4, based on a reserve report prepared by Marshall Miller and Associates, Inc. We have the ability to acquire adjacent reserves that would increase total reserves to 144 million metric tons at Blue Creek. According to our third-party reserve report, the steelmaking coal reserve base of Blue Creek is a high-quality High Vol A coal that is characterized by low-sulfur and high CSR. Our two operating mines have demonstrated an ability to produce an average run rate of 7.0 million metric tons of HCC and 7.5 million metric tons of HCC when operating at full capacity.
Coal Preparation and Blending
Our steelmaking coal mines have preparation and blending facilities convenient to each mine. The steelmaking coal preparation and blending facilities receive, blend, process and ship steelmaking coal that is produced from the mines. Using these facilities, we are able to ensure a consistent quality and efficiently blend our steelmaking coal to meet our customers’ specifications.
Marketing, Sales and Customers
Steelmaking coal prices can differ substantially by region and are impacted by many factors, including the overall economy, demand for steel, location, market, quality and type of steelmaking coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel. Our operations’ high-quality steelmaking coal is considered among the highest quality steelmaking coals in the world and is preferred as a base steelmaking coal in our customers’ blends. Our marketing strategy is to focus on international markets mostly in Europe and South America where we have a shipping time and distance advantage and where our steelmaking coal is in demand.
We focus on long-term customer relationships where we have a competitive advantage. We typically sell our steelmaking coal under fixed supply contracts primarily with indexed pricing terms and volume terms of one to three years. Some of our sales of steelmaking coal can, however, occur in the spot market as dictated by available supply and market demand. For more information regarding our customers, see Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

Competition
Substantially all of our steelmaking coal sales are exported. Our major competitors are businesses that sell into our core business areas of Europe, South America and Asia. We primarily compete with producers of premium steelmaking coal from Australia, Canada, Russia, Mozambique and the United States. The principal factors on which we compete are steelmaking coal prices at the port of delivery, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our steelmaking coal is significantly dependent on the general global economy and the worldwide demand for steel. Although there are significant challenges in the current economy, we believe that we have competitive strengths in our business areas that provide us with distinct advantages.
Suppliers
Supplies used in our business include petroleum-based fuels, explosives, tires, conveyance structure, ventilation supplies, lubricants and other raw materials as well as spare parts and other consumables used in the mining process. We use third-party suppliers for a significant portion of our equipment rebuilds and repairs, drilling services and construction. We believe adequate substitute suppliers are available and we are not dependent on any one supplier; however, we procure some equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. We continually seek to develop relationships with suppliers that focus on reducing our costs while improving quality and service. We also purchase services at our mine sites, including services related to maintenance for mining equipment, construction and temporary labor. We do not believe that we have any material operational or financial risk associated with our dependence on any individual service providers.
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
Environmental, Social and Governance
The Company takes pride in its environmental record and strives to be an industry leader in environmental stewardship. We recently partnered with a third-party consultant to develop a sustainability strategy. This plan was made publicly available in January 2023 and can be found in the "Corporate Sustainability" section of our website. The Company recently released its annual Environmental, Social and Corporate Governance ("ESG") sustainability report that was prepared in accordance with the Global Reporting Initiative Standards (Core Option) and the Sustainability Accounting Standards Board standards for Coal Operations and highlights our goals of becoming an industry leader in environmental stewardship, maintaining a strong environmental compliance record and safety statistics that are better than the industry average, and forming collaborative partnerships focused on workforce development and our communities.
We continually invest in new technologies to lessen our environmental impact and to improve our efficiencies and productivity. Our executive leadership team, from our Board down, is fully committed to being a responsible corporate citizen to our employees, customers, communities, and other stakeholders. Highlights of our sustainability strategies are detailed below.
Environmental
We work to safely and efficiently produce some of the highest quality HCC steelmaking coal for our global customers while prioritizing the safety of our environmental footprint. This includes accounting for and working to reduce our GHG emissions, water usage and impact on biodiversity.
GHG Emissions
We are proud of our environmental performance, including our award-winning reclamation activities. In 2022, we successfully captured and collected approximately 69% of the methane produced in our mines which would have otherwise been vented to the atmosphere resulting in a 16% reduction in total methane emissions as compared to the 2021 measured baseline. We were also able to reduce Scope 1 and Scope 2 GHG emissions by 13% compared to the 2021 baseline year. These emission reductions have been realized even with a 13% increase in production compared to the baseline year.

Methane is collected and then processed at our gas plant, transforming it into a useful and marketable gas product. We have expanded our degasification and flaring efforts in strategic locations in 2022 and 2023 and will continue to be more aggressive in proactive degasification processes in coming years to achieve our stated goals. Our flare system expansion has resulted in the verified offset of more than 63-thousand metric tons of CO2e for periods ending in 2022, as recognized by the California Air Resource Board under the California Global Warming Solutions Program.

Final evaluations are being conducted towards our goal of installing the first full-scale RTO to address VAM emissions on our property. With permits obtained in 2023 and fabrication anticipated to begin in 2024, this RTO system is a significant step towards our emission reduction goals. The RTO system is anticipated to result in material emission reductions, and we are currently evaluating other locations where this technology would be environmentally beneficial.
Water Management

We continuously work to evaluate and test emerging technologies that can optimize our water usage. Freshwater is primarily used for processing coal or sent underground for use in mining operations. This optimizes the performance of our mining machinery and helps create and maintain a safe environment for our workforce. In 2023, we earned the Water Quality Stewardship Award from the Alabama Mining Association, reflecting our ongoing dedication to environmental excellence. In 2023, we committed to new EMIS software, which enhances our ability to optimize and monitor our environmental performance. Further, we collaborated with Innovative Wireless Technologies ("IWT") to install wireless sensors which allows us to enhance our real-time monitoring of environmental and water data using a mesh node communication system which provides constant readings of water levels and certain water quality parameters at sensitive locations.

We also successfully completed testing of a dewatering pilot system for slurry tailings. After more than a year of testing and optimizing the system, we are pleased to report successful results of the dry slurry system. Due to the success observed during the testing of the pilot unit, Warrior made an immediate commitment towards the construction of the full-scale dry slurry system. The full-scale system was completed in October 2023, more than two years ahead of our previously stated plans. This unit is currently undergoing testing and system optimization while awaiting final regulatory approvals.

The second portion of the final phase of our water efficiency plans involves automating mechanical controls for water withdrawal systems across several critical Warrior sites. This is currently the only aspect of the plan not yet completed but is anticipated to be installed well ahead of schedule. The implementation of the newly installed full-scale dry slurry system and monitoring system is anticipated to allow the company to achieve our stated goals. The automating of mechanical controls for water withdrawal systems should enable Mine 7 to recycle more than 50% of water utilized for processing, thus resulting in a significant long-term reduction of our water demand.

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
Waste Management
We have a strong environmental compliance record (99.93%) with the EPA's NPDES program, which addresses water pollution by regulating point sources that discharge pollutants into U.S. waters. According to the World Resources Institute, we do not have any mines operating within or near regions identified with high or extremely high baseline water stress. In 2023, we implemented the EMIS software, which enhances our monitoring and tracking for water quality and usage, waste management, and GHG emissions, among other items. Currently, we control nine certified tailings impoundment facilities that are subject to MSHA regulations and certification. Of these nine impoundments, seven are classified as low hazard facilities and only two of the seven are active. Our two high-hazard tailings impoundments undergo rigorous risk analyses and regular independent inspections to ensure safety and compliance.
Biodiversity
We recognize the importance of our natural surroundings and aim to be the best stewards of the delicate and diverse natural ecosystem located on our properties and within the surrounding areas. In 2021 and 2022, we earned the Land Stewardship Award from the Alabama Mining Association for a wetland development project. We strive to conduct all mining-related activities and environmental studies with the intent to minimize ecosystem impacts. Our Alabama Department of Environmental Management-authorized NPDES discharge permits include quarterly toxicity tests that detect potential water quality issues that could impact local aquatic life. If any evidence of potential impact is discovered, alternative operational plans are activated. Field experts are also consulted during the permitting process to provide guidance related to potential biodiversity impacts.
Social
Safety
The safety of our employees is rooted in our core values. Our health and safety policies and programs are the cornerstone of our operating philosophy and are integrated into all of our daily operations and activities. We are proud of our safety record, which includes a safety incidence rate that has consistently been over 20% better than the U.S. industry average rate. In 2023, our total incidence rate was 1.90, which is 57% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.39 for the nine months ended September 30, 2023, which represents the latest data available.
Training

We strive to recruit, hire and retain a talented and diverse team of people. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. We incorporate training best practices, provide continuing education and constantly reinforce individual skills. Our employees make us who we are, and we offer tools to identify, grow and nurture our talent, including our future leaders development program, annual supervisor and development training, employee education assistance and annual performance evaluations. In 2023, our training initiatives were expansive: over 260 training sessions were conducted, involving more than 1,500 employees. This resulted in over 4,500 training days, accumulating to more than 36,000 hours of dedicated training. These figures underscore our commitment to providing comprehensive and practical training to our workforce.
Human Capital
As of December 31, 2023, we had 1,143 employees, of whom 711 were hourly employees and 432 were salaried employees. The Company prioritizes employee safety, wellbeing, personal and professional development, and diversity and inclusion. The Board's Compensation Committee has direct oversight of our human resource policies and practices, including diversity, equity, and inclusion, employee relations, workplace culture, and talent development and retention.
Compensation and Benefits: To recruit and retain the best and brightest talent, we have established a top-tier benefits package, which includes competitive salaries and performance-based incentives. We also offer full-time employees the opportunity to participate in retirement benefits through a company-sponsored 401(k) account which includes a generous company match. Our total compensation and benefits package is designed to stay competitive and to assist in achieving our goals of attracting, rewarding, and retaining employees by always focusing on employees and their families first. We also offer our employees paid time off and an Employee Assistance Program which is a comprehensive network of accredited counselors and other specialized professional who provide support on several issues, including mental health, relationships, wellbeing, stress and personal finances. In 2023, we launched a volunteer PTO program through which employees receive PTO to volunteer with organizations or causes that are important to them.
Talent Attraction: We acknowledge the importance of developing and growing a strong and diverse workforce. Our policies and practices support diversity and equality. To help achieve this, we engage a broad range of communication channels, tools, and processes to attract highly capable external candidates to generate an experienced and diverse candidate pool. We also work with universities to attract top candidates in key fields, while seeking to develop our in-house talent and providing opportunities for employees to increase their level of responsibility within the organization. We have also elevated our efforts on minority and veteran recruiting by visiting and recruiting from Historically Black Colleges and Universities, growing existing partnerships and seeking new partnerships with groups to provide diverse internships, and attending and recruiting at military job fairs.

Employee Development and Retention: We also recognize that employee engagement, development and talent retention are important factors in maintaining a highly skilled workforce and minimizing time and costs associated with turnover. In addition to the highly competitive compensation and benefits package discussed above, our retention program focuses on valuing employees, their families, and helping each employee have an appropriate work-life balance. To monitor this balance and other aspects of engagement, we seek candid feedback from employees via an annual employee engagement survey. The results are aggregated and then used by management to continually improve our culture and retain our employees. We also offer tuition reimbursement opportunities for those who wish to further their education. In 2023, we invested $0.4 million in leadership development training demonstrating our commitment to fostering a skilled and capable workforce. These efforts help employees pursue career paths that are both interesting and rewarding, and will also assist in their pursuit of their individual goals, while at the same time helping to develop robust talent pipelines that support broader company succession planning efforts.
Diversity, Equity and Inclusion: We work to foster an environment in which each person can thrive. This includes treating everyone with respect, valuing diversity, and fostering safe and inclusive environments. Warrior's Code of Business Conduct and Ethics and Human Rights Policy promote and support diversity by offering a workplace in which people are protected from harassment and discrimination based on gender, race, age, sexual orientation, and other factors. Employees have the right and are empowered to report issues via several reporting channels, including our third party-managed confidential employee hotline should they wish to remain anonymous. As of December 31, 2023, our Board was 33% female and 17% racially and/or ethnically diverse and more than 24% of our workforce was racially or ethnically diverse, up from 18% as of December 31, 2022. While only 4% of our entire full-time workforce is comprised of women, women play an integral role across our operations and support facilities, like our central mining office, where they represent more than 33% of the workforce.
Human Rights: Respect for human rights is a fundamental value, and we are committed to treating employees and stakeholders with dignity, respect, and equality consistent with the United Nations Universal Declaration for Human Rights. In an effort to ensure a safe and inclusive work environment, Warrior has implemented policies and in 2024, we are enhancing our corporate training program to include training on human rights, anti-bullying, harassment, and discrimination.
Community Engagement
We understand the importance of making a difference in our community and that the support of our community is essential to our current and future mining operations. Effectively engaging with members of the community is just as important as mining our premium quality steelmaking coal for our customers around the world. In that spirit, we work to proactively foster constructive relationships that are founded on trust, dialogue, and collaboration for the overall benefit of our community. This includes engagement with local schools, landowners, local government officials, and residents—many of whom are also Warrior employees or their family members. Our External Affairs group works and engages with trade associations, community partners, non-governmental organizations (NGOs) and nonprofit organizations to provide helpful information and expertise regarding the Company and industry. In 2023, we contributed over one million dollars to local nonprofits through sponsorships and other donations. In 2024, our volunteer PTO benefit will continue to be available to all full-time employees to enable them to provide hands-on assistance to organizations or causes that are important to them throughout each year.
Governance
Our Board oversees our policies, creating strategies and initiatives that embrace ESG matters. The Board's Nominating and Corporate Governance Committee has responsibility for developing our Corporate Governance Guidelines, recommending qualified Board candidates and overseeing evaluation of the Board and our management team. Additionally, all four Board Committees (Nominating and Corporate Governance, Audit, Compensation, and Sustainability, Environmental Health and Safety) play specific and important roles in setting the tone for the Company by providing oversight for and fostering a culture of strong corporate governance, ethics, and compliance as described in the charters on our website.
The Company has dedicated employees that oversee the Company’s efforts with respect to various environmental issues, including our efforts with respect to the programs discussed above. Through their efforts, as well as oversight by our senior management and the Board, we continue to make significant progress in improving our environmental stewardship. The Sustainability, Environmental, Health & Safety Committee of the Board (the "EHS Committee") is tasked with assessing the effectiveness of the Company’s sustainability, environmental, health and safety policies, programs and initiatives, as well as reviewing and monitoring the Company’s compliance with applicable sustainability, environmental, health and safety laws, rules and regulations. The EHS Committee receives quarterly reports from Company management, during which the EHS Committee reviews and discusses the Company’s various sustainability, environmental, health and safety initiatives and any issues related to these areas.
Environmental and Regulatory Matters
Our businesses are subject to numerous federal, state and local laws and regulations with respect to matters such as permitting and licensing, employee health and safety, reclamation and restoration of property and protection of the environment. In the U.S., environmental laws and regulations include, but are not limited to, the Clean Air Act and its state and local counterparts with respect to air emissions; the Clean Water Act and its state counterparts with respect to water discharges and dredge and fill operations; the Resource Conservation and Recovery Act and its state counterparts with respect to solid and hazardous waste generation, treatment, storage and disposal, as well as the regulation of underground storage tanks; the

Comprehensive Environmental Response, Compensation and Liability Act and its state counterparts with respect to releases, threatened releases and remediation of hazardous substances; the Endangered Species Act with respect to protection of threatened and endangered species; the National Environmental Policy Act with respect to the impacts of federal actions such as the issuance of permits and licenses; and the Surface Mining Control and Reclamation Act of 1977 and its state counterparts with respect to environmental protection and reclamation standards for mining activities. Compliance with these laws and regulations may be costly and time-consuming and may delay commencement, continuation or expansion of exploration or production at our operations. These laws are constantly evolving and may become more stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these environmental laws have not yet been promulgated and in certain instances are undergoing revision or judicial review. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations) related to the protection of the environment, could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or, along with analogous foreign laws and regulations, our customers’ ability to use our products.
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
In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each as amended (together, the “Black Lung Benefits Act”), and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung claims of any of our employees. From June 1, 2018 to May 31, 2020, the Company had a deductible policy where the Company was responsible for the first $0.5 million for each black lung claim from any of our employees. Beginning on June 1, 2020, the Company has a deductible policy where the Company is responsible for the first $1.0 million for each black lung related claim from any of our employees.
We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $9.0 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $1.8 million that was acquired from Walter Energy. We received a letter from the Department of Labor ("DOL") on February 21, 2020, under its new process for self-insurance renewals, which would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules require, among other requirements, all self-insured operators to post security of at least 120 percent of their projected black lung liabilities. The changes in the estimated claims to be paid or changes in the amount of collateral required by the DOL may have a greater impact on our profitability and cash flows in the future. Under the Black Lung Benefits Act, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We are responsible for medical and disability benefits for black lung disease under federal law."
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
Surety Bonds/Financial Assurance
We use surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. The amount of security required to be obtained can change as the result of changes to federal or state laws, as well as changes to the factors used to calculate the bonding or security amounts.
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced or have since announced that they would either limit or no longer accept self-bonding to secure reclamation obligations under the state mining laws. Although the Policy Advisory was rescinded in October 2017, some states may be reluctant to approve self-bonding arrangements. This may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. These actions, individually and collectively, may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2023, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $44.3 million, $18.6 million for black lung liabilities and $5.2 million for miscellaneous purposes.
Climate Change
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of GHGs, such as carbon dioxide and methane. Some of our operations directly emit GHGs. Further, the products that we produce result in the release of carbon dioxide into the atmosphere by end-users. Laws and regulations governing emissions of GHGs have been adopted by foreign governments (including the European Union and member countries), U.S. Congress and regulatory agencies, individual states in the U.S. and regional governmental authorities. In particular, in December 2009, the EPA published findings that GHG emissions present an endangerment to public health and welfare because, according to the EPA, emissions of such gases contribute to warming of the earth's atmosphere and other climatic changes. The EPA's findings focus on six GHGs, including carbon dioxide and nitrous oxide (which are emitted from coal combustion) and methane (which is emitted from coal beds). The findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act, including rules that regulate emissions of GHGs from motor vehicles and certain large stationary sources of emissions such as power plants or industrial facilities. Also, in August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, fossil fuel energy products. Also, almost one-half of U.S. states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Further, numerous proposals have been made and are likely to continue to be made at the international, national, regional and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures.
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
In addition, on May 23, 2023, the EPA published proposed emission limits and guidelines for carbon dioxide from fossil-fuel-fired power plants. The proposed limits and guidelines require ambitious reductions in carbon dioxide emissions, which, if finalized, could have a material adverse impact on coal-fired power plants and the demand for thermal coal nationally. While the proposed power plant rules do not affect our marketing of our steelmaking coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Demand for steelmaking coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties (as defined below) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to "accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies." Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments. It is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for steelmaking coal, natural gas, and other fossil fuel products.
Methane must be expelled from our underground coal mines for mining safety reasons. Our gas operations extract methane from our underground steelmaking coal mines prior to mining. With the exception of some methane that is vented into the atmosphere when the steelmaking coal is mined, much of the methane is captured and sold into the natural gas market and used as fuel. If regulation of GHG emissions does not exempt the release of methane, we may have to curtail steelmaking coal production, pay certain taxes or fees for our emissions or incur costs to purchase credits that allow us to continue operations as they now exist at our underground steelmaking coal mines.

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
Clean Air Act
The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. These laws are constantly evolving and may become more stringent. For example, on July 31, 2023, the EPA proposed new, more stringent emission standards for hazardous air pollutants for integrated iron and steel manufacturing facilities. As described above, existing and proposed regulations also subject GHG emissions to regulation under the Clean Air Act.
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
•Dredge and Fill Permits. Many mining activities, such as the development of refuse impoundments, freshwater impoundments, refuse fills, and other similar structures, may result in impacts to waters of the United States, including wetlands, streams and, in certain instances, man-made conveyances that have a hydrologic connection to such streams or wetlands. Under the CWA, coal companies are required to obtain a Section 404 permit from the U.S. Army Corps of Engineers (“USACE”) prior to conducting such mining activities. The USACE is authorized to issue general “nationwide” permits for specific categories of activities that are similar in nature and that are determined to have minimal adverse effects on the environment. Permits issued pursuant to Nationwide Permit 21 generally authorize the disposal of dredged and fill material from surface coal mining activities into waters of the United States, subject to certain restrictions. The USACE may also issue individual permits for mining activities that do not qualify for Nationwide Permit 21.
 Recent regulatory actions and court decisions created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules expanding the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then, on April 21, 2020, the EPA and the USACE published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of "waters of the United States" protected under the CWA. On September 8, 2023, the EPA and the USACE published a final rule conforming their regulations to the decision. These recent actions provide much needed clarity, as confusion over the scope of CWA jurisdiction had led to significant permitting delays, litigation, and uncertainty in the mining industry.
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
Comprehensive Environmental Response, Compensation and Liability Act
The Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”) and similar state laws affect our steelmaking coal mining operations by, among other things, imposing investigation and cleanup requirements for threatened or actual releases of hazardous substances. Under CERCLA, joint and several liability may be imposed on operators, generators, site owners, lessees and others regardless of fault or the legality of the original activity that caused or resulted in the release of the hazardous substances. Although the EPA excludes most wastes generated by coal mining and processing operations from the hazardous waste laws, the universe of materials and substances governed by CERCLA is broader than “hazardous waste” and as such even non-hazardous wastes can, in certain circumstances, contain hazardous substances, which if released into the environment are governed by CERCLA. Alabama’s version of CERCLA mirrors the federal version with the important difference that there is no joint and several liability. Liability is consistent with one’s contribution to the contamination. In addition, the disposal, release or spilling of some products used by coal companies in operation, such as chemicals, could trigger the liability provisions of CERCLA or similar state laws. Thus, we may be subject to liability under CERCLA and similar state laws for properties that (1) we currently own, lease or operate, (2) we, our predecessors, or former subsidiaries have previously owned, leased or operated, (3) sites to which we, our predecessors or former subsidiaries, sent waste materials, and (4) sites at which hazardous substances from our facilities’ operations have otherwise come to be located.
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
Seasonality
Our primary business is not materially impacted by seasonal fluctuations. Demand for steelmaking coal is generally more heavily influenced by other factors such as the global economy, demand for steel, interest rates and commodity prices.
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
We also make available on our website (http://www.warriormetcoal.com) all of the documents (including any amendments thereto) that we file or furnish with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our audit committee, compensation committee, nominating and corporate governance committee and sustainability, environmental, health & safety committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office at 16243 Highway 216, Brookwood, Alabama 35444. Information contained on our website is not incorporated by reference into this Annual Report. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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

Risks Related to Our Business

•Deterioration in global economic conditions, including the impacts of global pandemics, conflicts including wars, and inflation on our business, may adversely affect our business, results of operations and cash flows and if we fail to implement our business strategies successfully, our financial performance could be harmed;

•We may be unsuccessful or delayed in developing Blue Creek, which could significantly affect our operations and/or limit our long-term growth;

•If transportation for our steelmaking coal is disrupted, unavailable or more expensive for our customers, our ability to sell steelmaking coal could suffer;

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

Risks Related to Our Industry

•Substantially all of our revenues are derived from the sale of steelmaking coal and our business may suffer from a substantial or extended decline in steelmaking coal pricing and demand or other factors beyond our control. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows;

•Met coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline;

•Negative views with respect to environmental and social matters and related governance considerations could harm the perception of our Company by certain investors, environmental and climate change activist groups and financial institutions, including banks and insurance companies, adversely affecting our ability to obtain financing and insurance coverage, and otherwise achieve our strategic priorities;

•Our inability to develop steelmaking coal reserves in an economically feasible manner or our inability to acquire additional steelmaking coal reserves that are economically recoverable may adversely affect our business;

•Any significant downtime of our major pieces of mining equipment could impair our ability to supply steelmaking coal to our customers and materially and adversely affect our results of operations and cash flows;

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

•Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease steelmaking coal;

•We have reclamation and mine closing obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated;

Risks Related to our Financial Results and Finances

•Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments on the Notes;

•We may be unable to generate sufficient taxable income from future operations, which may limit or eliminate our ability to utilize our significant federal and state tax NOLs or our deferred tax assets;

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
Risks Related to Our Business

Our activities may be adversely affected by global pandemics, including the COVID-19 pandemic, which may prevent us from meeting our targeted production levels and/or executing our planned development initiatives (including, but not limited to, the development of Blue Creek), negatively impact our customers’ demand for steelmaking coal and their ability to honor or renew contracts, adversely affect the health and welfare of Company personnel or prevent our vendors and contractors from performing normal and contracted activities.

The extent to which the COVID-19 pandemic, or any other global pandemic, will ultimately affect our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include, with respect to any global pandemic, the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. The COVID-19 pandemic has resulted, and may continue to result, in disruptions to economic and industrial activity worldwide. We are highly dependent on the global steel industry. Our sales are primarily derived from coal shipments to customers located in regions that are, or may become, heavily affected by the COVID-19 pandemic, particularly Asia and Europe. Not only is steel production in these regions at risk of decline, but we may also face additional challenges in the event that transportation restrictions are put in place that affect our ability to deliver coal to our customers in these regions. These factors may influence our customers’ ability to honor or renew their contracts.

In addition to the potential impact on global steelmaking coal demand, COVID-19 or any other global pandemic may result in disruptions or restrictions on our employees’ ability to operate our coal mines in the ordinary course of business, which would restrict our production capacity. Similarly, we cannot predict how, if at all, the outbreak will affect our suppliers’ ability to provide the mining materials and equipment we require. If our production capacity or our ability to meet our supply needs is affected, our business and our financial results could be materially and adversely affected. Finally, the COVID-19 pandemic has substantially affected national and international financial markets, which could affect our ability to obtain financing for our business and/or pursue our planned development projects, including the development of our Blue Creek mine.

Deterioration in global economic conditions as they relate to the steelmaking industry, as well as generally unfavorable global economic, financial and business conditions, may adversely affect our business, results of operations and cash flows.

Demand for steelmaking coal depends on domestic and foreign steel demand. As a result, if economic conditions in the global steelmaking industry deteriorate as they have in past years, the demand for steelmaking coal may decrease. In addition, the global financial markets have been experiencing volatility and disruption over the last several years including, due to the COVID-19 pandemic. These markets have experienced, among other things, volatility in security prices, commodities and currencies, diminished liquidity and credit availability, rating downgrades and declining valuations of certain investments. Weaknesses in global economic conditions have had an adverse effect and could have a material adverse effect on the demand for our steelmaking coal and, in turn, on our sales, pricing and profitability.

In addition, future governmental policy changes in foreign countries may be detrimental to the global coal market. For example, the Chinese government has from time to time implemented regulations and promulgated new laws or restrictions, such as the unofficial ban on Australian coal in November 2020, on their domestic coal industry, sometimes with little advance notice, which has impacted worldwide coal demand, supply and prices. The ban on Australian coal has significantly impacted the global steelmaking coal market in recent years. This unofficial ban was lifted in January 2023. During the past several years, the Chinese government has initiated a number of anti-smog measures aimed at reducing hazardous air emissions through temporary production capacity restrictions with the steel, coal and coal-fired power sectors. It is possible that policy changes from foreign countries may be detrimental to the global coal markets and, thus, impact our business, financial condition or results of operations.

Additionally, we face risks related to ongoing wars, including the Russia-Ukraine war that began in February 2022 and the Israel-Hamas war that began in October 2023. The extent and duration of the military conflicts, resulting sanctions and future market or supply disruptions in these regions, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments, such as the European Union, have banned imports from Russia including commodities such as natural gas and coal. These events significantly impacted coking coal markets by disrupting previously existing trading patterns. The resulting volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment.
The wars, trade and monetary sanctions, as well as any escalation of the conflicts and future developments, could significantly affect coking coal prices and the demand for our coal. This could have a material adverse effect on our business, financial condition and results of operations, along with our operating costs, making it difficult to execute our planned capital expenditure program or the development of Blue Creek. Additionally, the geopolitical and macroeconomic consequences of the wars and associated sanctions cannot be predicted, but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for our coal, causing a reduction in our revenues or an increase in our costs, which would materially adversely affect our results of operations, financial condition and cash flows.

If steelmaking coal prices drop to or below levels experienced in 2015 and the first half of 2016 for a prolonged period or if there are further downturns in economic conditions, particularly in developing countries such as China and India, our business, financial condition or results of operations could be adversely affected. While we are focused on cost control and operational efficiencies, there can be no assurance that these actions, or any others we may take, will be sufficient in response to challenging economic and financial conditions. In addition, the current level of steelmaking coal prices may not be sustainable.
Our business is subject to the risk of increases or fluctuations in the cost, including increases due to inflation, and delay in the delivery, of raw materials, mining equipment and purchased components.

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
Inflation rates in the U.S. have increased to levels not seen in several years, and have been even higher in the mining sector, which may result in decreased demand for our products, increases in our operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Future increases in costs for supplies that are used directly or indirectly in the normal course of our business and increases in other operating costs, such as increases in steel prices, freight rates, labor and other materials and supplies may negatively impact our profitability. Our efforts to recover inflation-based cost increases from suppliers or customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as competitive pressure in the industry, economic conditions and the countries to which we sell our export coal. Accordingly, substantial inflation may have an adverse impact on our business, including the development of Blue Creek, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

We use equipment in our steelmaking coal mining and transportation operations such as continuous mining units, conveyors, shuttle cars, rail cars, locomotives, roof bolters, shearers and shields. Some equipment and materials are needed to comply with regulations, such as proximity detection devices on continuous mining machines. We procure some of this equipment from a concentrated group of suppliers, and obtaining this equipment often involves long lead times. Occasionally, demand for such equipment by mining companies can be high and some types of equipment may be in short supply. Delays in receiving or shortages of this equipment, as well as the raw materials used in the manufacturing of supplies and mining equipment, which, in some cases, do not have ready substitutes, or the cancellation of our supply contracts under which we obtain equipment and other consumables, could limit our ability to obtain these supplies or equipment. In addition, there continues to be consolidation in the supplier base providing mining materials and equipment, which has resulted in a limited number of suppliers for certain types of equipment and supplies. If any of our suppliers experiences an adverse event (including as a result of the COVID-19 pandemic), decides to cease producing products used by the mining industry, or decides to no longer do business with us, we may be unable to obtain sufficient equipment and raw materials in a timely manner or at a reasonable price to allow us to meet our production goals and our revenues may be materially adversely impacted.

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
We typically sell our steelmaking coal under fixed supply contracts primarily with indexed pricing terms that vary and volume terms of one to three years and are therefore exposed to commodity price risk on our sales.
Sales commitments in the steelmaking coal market are typically not long-term in nature and are generally no longer than one to three years in duration. Globally the market is evolving to shorter term pricing. Many of our steelmaking coal supply agreements are priced on the basis of a variety of indices, where prices are determined on or before shipment by averaging the leading spot indexes reported in the market. As a result, our sales are subject to fluctuations in market pricing and we are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. To limit this exposure, to the extent we are able, we have incorporated, and will continue to incorporate, economic hardship clauses in our sales contracts. However, there can be no assurances that we will be able to mitigate such conditions as they arise. Met coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future given the rapid increase of the last few years and the sharp decline in the second half of 2019. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, results of operations, cash flows and ability to pay dividends to our stockholders.

The failure of our customers to honor or renew contracts could adversely affect our business.

A significant portion of the sales of our steelmaking coal is to customers with whom we have had a relationship for a long period of time. Typically, our customer contracts are for terms of one to three years or are evergreen with respect to contracted volumes. The success of our business depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If our customers do not honor contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance during specified events beyond the parties’ control, such as the COVID-19 pandemic, and we are unable to replace the contract, our revenues will be materially and adversely affected. Changes in the steelmaking coal industry may cause some of our customers not to renew, extend or enter into new steelmaking coal supply agreements or to enter into agreements to purchase fewer metric tons of steelmaking coal or on different terms than in the past.
Our ability to collect payments from our customers could be impaired and, as a result, our financial position could be materially and adversely affected if their creditworthiness deteriorates, if they declare bankruptcy, or if they fail to honor their contracts with us.

Our ability to receive payment for steelmaking coal sold and delivered depends on the continued creditworthiness and financial stability of our customers. A significant number of our customers are affected by the COVID-19 pandemic, which may result in a deterioration of their financial stability and, in some cases, a bankruptcy. If we determine that a customer is not creditworthy or if a customer declares bankruptcy, we may not be required to deliver steelmaking coal sold under the customer’s sales contract. If this occurs, we may decide to sell the customer’s steelmaking coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the steelmaking coal at all. In addition, if customers refuse to accept shipments of our steelmaking coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Further, competition with other steelmaking coal suppliers could cause us to extend credit to customers on terms that could increase the risk of payment default. Our inability to collect payment from counterparties to our sales contracts may materially adversely affect our business, financial condition, results of operations and cash flows.
A significant reduction of, or loss of, purchases by our largest customers could materially adversely affect our profitability.

For the year ended December 31, 2023, we derived approximately 56.7% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our steelmaking coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing steelmaking coal from us, reduce the quantity of steelmaking coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our steelmaking coal due to market, economic or competitive conditions, including effects from the COVID-19 pandemic. If any of our major customers were to significantly reduce the quantities of steelmaking coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell steelmaking coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
If we fail to implement our business strategies successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategies. We may not be able to implement our business strategies successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service any debt we incur in the future may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategies, including the development of Blue Creek, could also be affected by a number of factors beyond our control, such as global economic conditions (including effects of the COVID-19 pandemic), steelmaking coal prices, domestic and foreign steel demand, inflation and environmental, health and safety laws and regulations.

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

•a lack of customer demand for our mined steelmaking coal;

•an inability to secure necessary equipment, raw materials or engineering in a timely manner to successfully execute our expansion plans;

•unanticipated delays that could limit or defer the production or expansion of our mining activities and jeopardize our long-term relationships with our existing customers and adversely affect our ability to obtain new customers for our mined steelmaking coal; and

•a lack of available cash or access to sufficient debt or equity financing for investment in our expansion.
We may be unsuccessful or delayed in developing Blue Creek, which could significantly affect our operations and/or limit our long-term growth.

The development of Blue Creek will require substantial capital expenditures that we may not recover. In addition, during our development of Blue Creek we will face numerous financial, regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays in, or unexpectedly increase the costs associated with, the completion of Blue Creek. Accordingly, we may not be able to complete the development of Blue Creek on schedule, at the budgeted cost or at all, and any such delays or increased costs could have a material adverse effect on our financial condition, results of operations or cash flows. We spent approximately $319.1 million on the development of Blue Creek in 2023, $366.0 million on the project to date and expect to invest approximately $325.0 to $375.0 million in 2024. Our planned development of Blue Creek involves numerous risks, including, but not limited to, the following:

•uncertainties in the national and worldwide economy and the price of steelmaking coal;

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

•the fact that the steelmaking coal reserves at Blue Creek may not be as economically recoverable as planned;

•difficulties in integrating Blue Creek with our existing mining operations and failure to achieve any estimated economies of scale; and

•our ability to hire qualified construction and other personnel.

We cannot assure you that we will be able to overcome these risks or successfully develop Blue Creek. If we are unable to complete, or are substantially delayed in completing, the development of Blue Creek, our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders could be adversely affected. Furthermore, even if Blue Creek is successfully developed, constructed, and placed into operation, we cannot assure you that it will operate at a profit sufficient to recover our total investment. In addition, if its development is successful, the operation of Blue Creek would exacerbate our existing mining and operation risks discussed elsewhere in this Report, including, but not limited to, risks related to increasing the concentration of our mining operations in Alabama, hazards and operating risks, transportation risks, liability risks and regulatory risks. See “-Risks Related to Our Business-All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area”, “-Steelmaking coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline”, “-If transportation for our steelmaking coal is disrupted, unavailable or more expensive for our customers, our ability to sell steelmaking coal could suffer”, “-Our business is subject to inherent risks, some for which we maintain third party insurance. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows” and “-Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, federal, state or local regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.”
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
Further, unexpected costs and challenges may arise whenever businesses with different operations or management are combined, and we may experience unanticipated delays in realizing the benefits of an acquisition. Entry into certain lines of business may subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Also, following an acquisition, we may discover previously unknown liabilities associated with the acquired business or assets for which we have no recourse under applicable indemnification provisions. If a new business generates insufficient revenue or if we are unable to efficiently manage our expanded operations, our results of operations may be adversely affected.
If transportation for our steelmaking coal is disrupted, unavailable or more expensive for our customers, our ability to sell steelmaking coal could suffer.

Transportation costs represent a significant portion of the total cost of steelmaking coal to be delivered to our customers and, as a result, the cost of delivery is a factor in a customer’s purchasing decision. Overall price increases in our transportation costs could make our steelmaking coal less competitive with the same or alternative products from competitors with lower transportation costs. We typically depend upon overland conveyor, trucks, rail or barges to transport our products. Disruption or delays of any of these transportation services due to weather-related problems, which are variable and unpredictable, strikes or lock-outs, accidents, infrastructure damage, governmental regulation, third-party actions, lack of capacity or other events beyond our control, such as the COVID-19 pandemic, could impair our ability to supply our products to our customers and result in lost sales and reduced profitability. In addition, increases in transportation costs resulting from emission control requirements and fluctuations in the price of gasoline and diesel fuel, could make steelmaking coal produced in one region of the United States less competitive than steelmaking coal produced in other regions of the United States or abroad.

All of our steelmaking coal mines are served by only one rail carrier, which increases our vulnerability to these risks, although our access to barge transportation partially mitigates that risk. In addition, the majority of the steelmaking coal produced by our underground mining operations is sold to steelmaking coal customers who typically arrange and pay for transportation from the state-run docks at the Port of Mobile in Alabama to the point of use. As a result, disruption at the docks, port congestion and delayed steelmaking coal shipments may result in demurrage fees to us. If this disruption were to persist over an extended period of time, demurrage costs could significantly impact our profits. In addition, there are limited cost-effective alternatives to the port. The cost of securing additional facilities and services of this nature could significantly increase transportation and other costs. An interruption of rail or port services could significantly limit our ability to operate and, to the extent that alternate sources of port and rail services are unavailable or not available on commercially reasonable terms, could increase transportation and port costs significantly. Further, delays of ocean vessels could affect our revenues, costs and relative competitiveness compared to the supply of steelmaking coal and other products from our competitors.
We are currently in the process of testing alternative outbound logistics routes in order to increase transportation and vessel shipping optionality, but we cannot provide any assurance that we will be able to reduce our transportation risks.
An increase in transportation costs, including increases resulting from emission control requirements and fluctuation in the price of diesel fuel, could have an adverse effect on our ability to increase or to maintain production on a profit-making basis and could therefore adversely affect our revenues and earnings. Increases in transportation costs could also reduce overall demand for coal or make our coal production less competitive than coal produced from other sources or other regions.
Our business may require substantial ongoing capital expenditures, and we may not have access to the capital required to reach full productive capacity at our mines.

Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of steelmaking coal reserves, mining costs, the maintenance of machinery, facilities and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our existing mines or the development of the high-quality met coal recoverable reserves at Blue Creek could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our current or projected timelines, and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition may be materially adversely affected if we cannot make such capital expenditures.

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

Work stoppages, such as the strike initiated by the UMWA in April 2021, and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs.
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of March 31, 2021, 66.8% of our employees were represented by the UMWA. In connection with the acquisition of certain assets of Walter Energy, we negotiated the Collective Bargaining Agreement (“CBA”) with the UMWA, which was ratified by the UMWA’s members on February 16, 2016 and had a five-year term. The CBA contract with the UMWA expired on April 1, 2021, and the UMWA initiated a strike. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work which began in February has been completed. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract. Future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.
We require a skilled workforce to run our business. If we cannot hire qualified people to meet replacement or expansion needs, we may not be able to achieve planned results.
Efficient steelmaking coal mining using modern techniques and equipment requires skilled laborers with mining experience and proficiency as well as qualified managers and supervisors. The demand for skilled employees sometimes causes a significant constriction of the labor supply resulting in higher labor costs. When steelmaking coal producers compete for skilled miners, recruiting challenges can occur and employee turnover rates can increase, which negatively affect operating efficiency and costs. If a shortage of skilled workers exists and we are unable to train or retain the necessary number of miners, it could adversely affect our productivity, costs and ability to expand production.
Significant competition, as well as changes in foreign markets or economies, could harm our sales, profitability and cash flows. In addition, foreign currency fluctuations could adversely affect the competitiveness of our coal abroad.
We compete with other producers primarily on the basis of price, steelmaking coal quality, transportation costs and reliability of delivery. The consolidation of the global steelmaking coal industry over the last several years has contributed to increased competition among steelmaking coal producers and we cannot assure you that the result of current or further consolidation will not adversely affect us. In addition, some of our global competitors have significantly greater financial resources and/or a broader portfolio of coals than we do, and in recent periods a number of our competitors idled production in light of lower steelmaking coal prices in 2015 and the first half of 2016. The production that was idled by our competitors may restart, and in some instances has already restarted, and may affect domestic and foreign steelmaking coal supply into the seaborne market and associated prices and impact our ability to retain or attract steelmaking coal customers.
Further, potential changes to international trade agreements, trade concessions, foreign currency fluctuations or other political and economic arrangements may benefit steelmaking coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, increases in steelmaking coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. Overcapacity and increased production within the steelmaking coal industry, both domestically and internationally, could materially reduce steelmaking coal demand and prices and therefore materially reduce our revenues and profitability. In addition, our ability to ship our steelmaking coal to international customers depends on port and transportation capacity. Increased competition within the domestic steelmaking coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, as well as transport capacity, could cause the rates for such services to increase to a point where it is not economically feasible to export our steelmaking coal.
The general economic conditions in foreign markets and changes in currency exchange rates are factors outside of our control that may affect international steelmaking coal prices. If our competitors’ currencies decline against the U.S. dollar or against our customers’ currencies, those competitors may be able to offer lower prices to our customers. Furthermore, if the currencies of our overseas customers were to significantly decline in value in comparison to the U.S. dollar, on which our sales contracts are based, those customers may seek decreased prices for the steelmaking coal that we sell to them. These factors, in addition to adversely affecting the competitiveness of our steelmaking coal in international markets, may also negatively impact our collection of trade receivables from our customers and could reduce our profitability or result in lower steelmaking coal sales.

Our sales in foreign jurisdictions are subject to risks and uncertainties that may have a negative impact on our profitability.

Substantially all of our steelmaking coal sales consist of sales to international customers and we expect that international sales will continue to account for a substantial portion of our revenue. A number of foreign countries in which we sell our steelmaking coal implicate additional risks and uncertainties due to the different economic, cultural and political environments. Such risks and uncertainties include, but are not limited to:
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

Negative developments in any of these factors in the foreign markets into which we sell our steelmaking coal could result in a reduction in demand for steelmaking coal, the cancellation or delay of orders already placed, difficulty in collecting receivables, higher costs of doing business and/or non-compliance with legal and regulatory requirements, each or any of which could materially adversely impact our cash flows, results of operations and profitability.
New tariffs and other trade measures could adversely affect our results of operations, financial position and cash flows.

New and existing tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for steelmaking coal, material changes in the pricing of steelmaking coal, limits on trade with the United States or other potentially adverse economic outcomes. While we have historically been successful at managing the impacts of trade barriers on our business, we cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.
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
Our business is affected by general economic conditions, fluctuations in consumer confidence and spending, and market liquidity, all of which can decline as a result of numerous factors outside of our control, such as terrorist attacks and acts of war. Future terrorist attacks against U.S. targets, rumors or threats of war, actual conflicts involving the United States or its allies, or military or trade disruptions affecting our customers could cause delays or losses in transportation and deliveries of steelmaking coal to our customers, decreased sales of our steelmaking coal and extension of time for payment of accounts receivable from our customers. Strategic targets such as energy-related assets may be at greater risk of future terrorist attacks than other targets in the United States. It is possible that any, or a combination, of these occurrences could have a material adverse effect on our business, financial condition and results of operations.

In addition, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of steelmaking coal reserves, as well as other activities related to our businesses. We own and operate some of these systems and applications while others are owned and operated by our third-party service providers. In the ordinary course of our business, we and our service providers collect, process, transmit and store data, such as proprietary business information and personally identifiable information. As our dependence on digital technologies has increased, our IT systems and those of third parties are vulnerable to malicious and intentional cyberattacks involving malware and viruses, accidental or inadvertent incidents, the exploitation of security vulnerabilities or “bugs” in software or hardware, among other scenarios. Both the frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated. A cyber-attack may involve persons gaining unauthorized access to our digital systems for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, we may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. The COVID-19 pandemic has presented additional operational and cybersecurity risks due to continued work-from-home arrangements that have facilitated increased risk of social engineering events (for example phishing) and of the exploitation of vulnerabilities inherent in many non-corporate networks.

To that end, we have implemented security protocols, controls, and systems with the intent of maintaining the physical and electronic security of our operations and protecting our and our counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Despite such efforts, we have been and may be subject to security breaches, which have resulted and could result in unauthorized access to our facilities or the information that we are trying to protect. For example, on July 29, 2023, the Company discovered a ransomware attack impacting its on-premises information technology systems, including the theft of certain Company data. Upon learning of the incident, the Company immediately retained external resources to investigate, isolate and contain the threat, and restore the Company’s affected information technology systems, and the Company was able to recover access to all material data. The Company did not incur during the third quarter of 2023, and does not expect to incur in the future, any material cyber-security-related expenses related to the incident.

As of December 1, 2023, the Company has a cyber insurance policy. In the future, existing liquidity and cash flows may be insufficient to cover all losses that may be incurred in the continually evolving area of cyber risk.

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
Our executive officers and other key personnel have significant experience in the steelmaking coal or other commodity businesses and the loss of certain of these individuals could harm our business, absent the completion of an orderly transition. Moreover, there may be a limited number of persons with the requisite experience and skills to serve in our senior management positions. Although we have been successful in attracting qualified individuals for key management and corporate positions in the past, there can be no assurance that we will continue to be successful in attracting and retaining a sufficient number of qualified personnel in the future or that we will be able to do so on acceptable terms. The loss of key management personnel could harm our ability to successfully manage our business functions, prevent us from executing our business strategy and have a material adverse effect on our results of operations and cash flows.

Risks Related to Our Industry

Our business may suffer as a result of a substantial or extended decline in steelmaking coal pricing or the failure of any recovery or stabilization of steelmaking coal prices to endure, as well as any substantial or extended decline in the demand for steelmaking coal and other factors beyond our control, which could negatively affect our operating results and cash flows.

Our profitability depends on the prices at which we sell our steelmaking coal, which are largely dependent on prevailing market prices. A substantial or extended decrease in steelmaking coal pricing or the failure of a price recovery or stabilization following such decrease will negatively affect our operating cash flows. We have experienced significant price fluctuations in our steelmaking coal business, and we expect that such fluctuations will continue. Demand for, and therefore the price of, steelmaking coal is driven by a variety of factors, including, but not limited to, the following:

•the domestic and foreign supply and demand for steelmaking coal;

•the quantity and quality of steelmaking coal available from competitors;

•the demand for and price of steel;

•adverse weather, climatic and other natural conditions, including natural disasters;

•domestic and foreign economic conditions, including slowdowns in domestic and foreign economies and financial markets;

•global and regional political events;

•domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes and changes in energy policy and energy conservation measures that could adversely affect the steelmaking coal industry;

•capacity, reliability, availability and cost of transportation and port facilities, and the proximity of available steelmaking coal to such transportation and port facilities; and

•other factors beyond our control, such as terrorism, war, and pandemics, including the COVID-19 pandemic.

The steelmaking coal industry also faces concerns with respect to oversupply from time to time, which could materially adversely affect our financial condition and results of operations. In addition, reductions in the demand for steelmaking coal caused by reduced steel production by our customers, increases in the use of substitutes for steel (such as aluminum, composites or plastics) or less expensive substitutes for steelmaking coal and the use of steelmaking technologies that use less or no steelmaking coal can significantly adversely affect our financial results and impede growth. Our natural gas business is also subject to adverse changes in pricing due to, among other factors, changes in demand and competition from alternative energy sources.
Our customers are continually evaluating alternative steel production technologies which may reduce demand for our product.
Our product is primarily used as HCC for blast furnace steel producers. High-quality HCC commands a significant price premium over other forms of coal because of its value in use in blast furnaces for steel production. High-quality HCC is a scarce commodity and has specific physical and chemical properties which are necessary for efficient blast furnace operation. Alternative technologies are continually being investigated and developed with a view to reducing production costs or for other reasons, such as minimizing environmental or social impact. If competitive technologies emerge or are increasingly utilized that use other materials in place of our product or that diminish the required amount of our product, such as electric arc furnaces or pulverized coal injection processes, demand and price for our steelmaking coal might fall. Many of these alternative technologies are designed to use lower quality coals or other sources of carbon instead of higher cost high-quality HCC. While conventional blast furnace technology has been the most economic large-scale steel production technology for a number of years, and while emergent technologies typically take many years to commercialize, there can be no assurance that over the longer term competitive technologies not reliant on HCC could emerge which could reduce demand and price premiums for HCC.

Substantially all of our revenues are derived from the sale of steelmaking coal. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows.

We rely on the steelmaking coal production from our two active steelmaking coal mines for substantially all of our revenues. For the year ended December 31, 2023, revenues from the sale of steelmaking coal accounted for approximately 98.3% of our total revenues. As noted above, demand for steelmaking coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. The COVID-19 pandemic has adversely affected the economies and financial markets of many countries, including those of our customers, which are primarily located in Europe, South America and Asia. Any economic downturn (including any downturn related to the COVID-19 pandemic or another global pandemic) could adversely affect demand for our steelmaking coal and contribute to volatile supply and demand conditions affecting prices and volumes. In addition, the ability of our suppliers' and customers' employees to work may be significantly impacted by individuals contracting or being exposed to COVID-19, or as a result of control measures taken by us, other businesses and the government to curtail the spread of the virus, which may significantly affect the demand for steelmaking coal. When steel prices are lower, the prices that we charge steelmaking customers for our steelmaking coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to steelmaking coal.
All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area.

All of our mining operations are geographically concentrated in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions in production caused by significant governmental regulation, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, curtailment of production, extreme weather conditions, natural disasters, pandemics (such as the COVID-19 pandemic) or interruption of transportation or other events that impact Alabama or its surrounding areas. If any of these factors were to impact Alabama more than other steelmaking coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies with operations in unaffected regions or that have a more geographically diversified asset portfolio.
Steelmaking coal mining involves many hazards and operating risks, some of which may not be fully covered by insurance, and is dependent upon many factors and conditions beyond our control. The occurrence of a significant accident or other event that is not fully insured could curtail our operations and may cause our profitability and financial position to decline.
Our mining operations, including our preparation and transportation infrastructure, are subject to inherent hazards and operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time. Specifically, underground mining and related processing activities present risks of injury to persons and damage to property and equipment. In addition, steelmaking coal mining is dependent upon a number of conditions beyond our control that can disrupt operations and/or affect our costs and production schedules at particular mines. These risks, hazards and conditions include, but are not limited to:
•variations in geological conditions, such as the thickness of the steelmaking coal seam and amount of rock embedded in the steelmaking coal deposit and variations in rock and other natural materials overlying the steelmaking coal deposit, that could affect the stability of the roof and the side walls of the mine;
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
•security breaches or terroristic acts;
•unexpected mine accidents, including rock-falls and explosions caused by the ignition of met coal dust, natural gas or other explosive sources at our mine sites or fires caused by the spontaneous combustion of steelmaking coal or similar mining accidents;
•competition and/or conflicts with other natural resource extraction activities and production within our operating areas, such as natural gas extraction or oil and gas development; and
•other hazards that could also result in personal injury and loss of life, pollution and suspension of operations.
These risks and conditions could result in damage to or the destruction of our mineral properties, equipment or production facilities, personal injury or death, environmental damage, delays in mining, regulatory investigations, actions and penalties, repair and remediation costs, monetary losses and legal liability. In addition, a significant mine accident could potentially cause a suspension of operations or a complete mine shutdown. Our insurance coverage may not be available or sufficient to fully cover claims that may arise from these risks and conditions. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution or environmental risks generally are not fully insurable. Moreover, a significant mine accident could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance or that results in a mine shutdown could have a material adverse effect on our business, financial condition, results of operations and cash flows.
We have also seen adverse geological conditions in the mines, such as variations in steelmaking coal seam thickness, variations in the competency and make-up of the roof strata, fault-related discontinuities in the steelmaking coal seam and the potential for ingress of excessive amounts of natural gas or water. Such adverse conditions may increase our cost of sales and reduce our profitability and may cause us to decide to close a mine. Any of these risks or conditions could have a negative impact on our financial condition, results of operations and cash flows.
In addition, if any of the foregoing changes, conditions or events occurs and is not excusable as a force majeure event, any resulting failure on our part to deliver steelmaking coal to the purchaser under our contracts could result in economic penalties, suspension or cancellation of shipments or ultimately termination of the agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and cash flows.
Our business is subject to inherent risks, some for which we maintain third party insurance. We may not have adequate insurance coverage for some business risks. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows.
We maintain insurance policies that provide limited coverage for some, but not all, potential risks and liabilities associated with our business. The insurance that we maintain may contain certain deductible amounts and cover risks and liabilities typical for a coal mining business including, but not limited to, property, general liability and business interruption. Although we maintain insurance for a number of risks and hazards, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our coal operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. Moreover, a significant mine accident could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance or that results in a mine shutdown could have a material adverse effect on our business, financial condition, results of operations and cash flows. The risk of increased insurance costs may be exasperated where an adverse event results in us asserting an insurance claim, the cost of which our insurers may seek to recoup during a future insurance renewal through increased premiums or limitations on coverage.
As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances certain insurance may become unavailable or available only for reduced amounts of coverage. As a result, we may not be able to renew our existing insurance policies or procure other desirable insurance on commercially reasonable terms, if at all. In addition, certain environmental, contamination and pollution risks generally are not fully insurable. Even where insurance coverage applies, insurers may contest their obligations to make payments. One of the tools used to manage this risk is an insurance captive, which allows us to control premiums, increase control over claims management, tailor coverage to our specific needs and improve risk control. Our financial condition, results of operations and cash flows could be materially and adversely affected by losses and liabilities from uninsured or under-insured events, as well as by delays in the payment of insurance proceeds, or the failure by insurers to make payments.
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
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of GHGs, such as carbon dioxide and methane. Some of our operations, such as methane release resulting from steelmaking coal mining, directly emit GHGs.
Increased attention to climate change, societal expectations on companies to address climate change and investor and societal expectations regarding voluntary ESG disclosures may result in negative views of us with respect to ESG issues that could result in a low ESG score or similar sustainability score, could harm the perception of our Company by certain investors, or could result in the exclusion of our securities from consideration by those investors.
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

ESG expectations, including both the matters in focus and the management of such matters, continue to evolve rapidly. For example, in addition to climate change, there is increasing attention on topics such as diversity and inclusion, human rights, and human and natural capital, in companies’ own operations as well as their supply chains. In addition, perspectives on ESG considerations continue to evolve, and we cannot currently predict how regulators’, investors’ and other stakeholders’ views on ESG matters may affect the regulatory and investment landscape and affect our business, financial condition, and results of operations. If we do not, or are perceived to not, adapt or comply with investor or stakeholder expectations and standards on ESG matters, we may suffer from reputational damage and our business, financial condition and results of operations could be materially and adversely affected. Any reputational damage associated with ESG factors may also adversely impact our ability to recruit and retain employees and customers.

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

In March 2022, the SEC proposed new rules relating to the disclosure of a range of climate-related risks and other information. To the extent this rule is finalized as proposed, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors.

Any future laws, regulations or other policies related to greenhouse gas emissions may adversely impact our business in material ways. The degree to which any particular law, regulation or policy impacts us will depend on several factors, including the substantive terms involved, the relevant time periods for enactment and any related transition periods.
Defects in title of any real property or leasehold interests in our properties or associated steelmaking coal reserves could limit our ability to mine or develop these properties or result in significant unanticipated costs.
All of our mining operations are conducted on properties owned or leased by us. Our right to mine our steelmaking coal reserves may be materially adversely affected by defects in title or boundaries or if our property interests are subject to superior property rights of third parties. We do not have title insurance for any of our real property or leasehold interests and, title to most of our owned or leased properties and mineral rights is not usually verified until we make a commitment to mine a property, which may not occur until after we have obtained necessary permits and completed exploration of the property. Any challenge to our title or leasehold interests could delay the mining of the property, result in the loss of some or all of our interest in the property or steelmaking coal reserves and increase our costs. In order to conduct our mining operations on properties where these defects exist, we may incur unanticipated costs perfecting title. In addition, if we mine or conduct our operations on property that we do not own or lease, we could incur civil damages or liabilities for such mining operations and be subject to conversion, negligence, trespass, regulatory sanction and penalties. Some leases have minimum production requirements or require us to commence mining operations in a specified term to retain the lease. Failure to meet those requirements could result in losses of prepaid royalties and, in some rare cases, could result in a loss of the lease itself.
We face uncertainties in estimating our proven and probable steelmaking coal reserves, and inaccuracies in our estimates of our steelmaking coal reserves could result in decreased profitability from lower than expected revenues or higher than expected costs.
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable steelmaking coal reserves. Reserve estimates are based on a number of sources of information, including engineering, geological, mining and property control maps and data, our operational experience of historical production from similar areas with similar conditions and assumptions governing future pricing and operational costs. We update our estimates of the quantity and quality of proven and probable steelmaking coal reserves at least annually to reflect the production of steelmaking coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating steelmaking coal quantities, qualities and costs to mine, including many factors beyond our control, such as the following:
•geological and mining conditions, including faults in the steelmaking coal seam;
•historical production from the area compared with production from other producing areas;
•the percentage of steelmaking coal ultimately recoverable;
•the assumed effects of regulations and taxes and other payments to governmental agencies;
•our ability to obtain, maintain and renew all required permits;
•future improvements in mining technology;
•assumptions concerning the timing of the development of the reserves; and
•assumptions concerning equipment and operational productivity, future steelmaking coal prices, operating costs, including those for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.
Each of these factors may vary considerably from the assumptions used in estimating the reserves. As a result, estimates of the quantities and qualities of economically recoverable steelmaking coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers or by the same engineers at different times may vary materially due to changes in the above factors and assumptions. Actual production recovered from identified reserve areas and properties, and revenues and expenditures associated with our mining operations may vary materially from estimates. Any inaccuracy in our estimates related to our reserves could result in decreased profitability from lower-than-expected revenues and/or higher than expected costs.
Our inability to develop steelmaking coal reserves in an economically feasible manner or our inability to acquire additional steelmaking coal reserves that are economically recoverable may adversely affect our business.
Our long-term profitability depends in part on our ability to cost-effectively mine and process steelmaking coal reserves that possess the quality characteristics desired by our customers. As we mine, our steelmaking coal reserves decline. As a result, our future success depends upon our ability to develop or acquire additional steelmaking coal reserves that are economically recoverable to replace the reserves that we produce. Coal is economically recoverable when the price at which our steelmaking coal can be sold exceeds the costs and expenses of mining and selling such steelmaking coal. We may not be able to obtain adequate economically recoverable replacement reserves when we require them and, even if available, such reserves may not be at favorable prices or we may not be capable of mining those reserves at costs that are comparable to our existing steelmaking coal reserves. Our ability to develop or acquire steelmaking coal reserves in the future may also be limited by the availability of cash from our operations or financing under our existing or future financing arrangements, as well as certain restrictions under such arrangements. If we are unable to develop or acquire replacement reserves, our future production may decrease significantly as existing reserves are depleted and this may have a material adverse impact on our cash flows, financial position and results of operations.
Any significant downtime of our major pieces of mining equipment could impair our ability to supply steelmaking coal to our customers and materially and adversely affect our results of operations and cash flows.
We depend on several major pieces of mining equipment to produce and transport our steelmaking coal, including, but not limited to, longwall mining systems, continuous mining units, our preparation plant and blending facilities, and conveyors. Obtaining or repairing these major pieces of mining equipment often involves long lead times. If any of these pieces of equipment or facilities suffer major damage or are destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport steelmaking coal and materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, MSHA and other regulatory agencies sometimes make changes with regards to requirements for pieces of equipment. For example, in 2015, MSHA promulgated a new regulation requiring the implementation of proximity detection devices on all continuous mining machines. Such changes could cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.

If either our preparation plant or river barge load-out facilities, or those of a third party processing or loading our steelmaking coal, suffer extended downtime, including major damage, or are destroyed, our ability to process and deliver steelmaking coal to prospective customers would be materially impacted, which would materially adversely affect our business, results of operations, financial condition and cash flows.
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

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the acquisition of certain assets of Walter Energy for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the DOL. As of December 31, 2023, we have posted $18.6 million in surety bonds and $9.0 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $1.8 million that was acquired in the acquisition of certain assets of Walter Energy. We received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules require, among other requirements, all self-insured operators to post security of at least 120 percent of their projected black lung liabilities. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2023 were $28.8 million (net of the black lung trust). In future years, the DOL could require us to increase the amount of the collateral which could negatively impact our cash flows.
Our failure to obtain and renew permits necessary for our mining operations could negatively affect our business.

Mining companies must obtain numerous permits that impose strict regulations on various environmental and operational matters in connection with steelmaking coal mining. These include permits issued by various federal, state and local agencies and regulatory bodies. The permitting rules, and the interpretations of these rules, are complex, change frequently and are often subject to discretionary interpretations by the regulators, all of which may make compliance more difficult or impractical, and may possibly preclude the continuance of ongoing operations or the development of future mining operations. The public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of mining activities. Accordingly, required permits may not be issued or renewed in a timely fashion or at all, or permits issued or renewed may be conditioned in a manner that may restrict our ability to efficiently and economically conduct our mining activities, any of which would materially reduce our production, cash flow and profitability.
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
 Compliance with applicable federal, state and local laws and regulations may be costly and time-consuming and may delay commencement or interrupt continuation of exploration or production at one or more of our operations. These laws are constantly evolving and may become increasingly stringent. The ultimate impact of complying with existing laws and regulations is not always clearly known or determinable due in part to the fact that certain implementing regulations for these laws have not yet been promulgated and in certain instances are undergoing revision. These laws and regulations, particularly new legislative or administrative proposals (or judicial interpretations of existing laws and regulations), along with analogous foreign laws and regulations, could result in substantially increased capital, operating and compliance costs and could have a material adverse effect on our operations and/or our customers’ ability to use our products.
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
Additionally, MSHA and state regulators may also order the temporary or permanent closing of a mine in the event of certain violations of safety rules, accidents or imminent dangers. In addition, regulators may order changes to mine plans or operations due to their interpretation or application of existing or new laws or regulations. Any required changes to mine plans or operations may result in temporary idling of production or addition of costs.

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
In addition, federal, state or local regulatory agencies have the authority under certain circumstances following significant health and safety incidents, such as fatalities, to order a mine to be temporarily or permanently closed. If this occurred, we may be required to incur capital expenditures to re-open the mine. In the event that these agencies order the closing of our mines, our steelmaking coal sales contracts generally permit us to issue force majeure notices, which suspend our obligations to deliver steelmaking coal under these contracts; however, our customers may challenge our issuances of force majeure notices. If these challenges are successful, we may have to purchase steelmaking coal from third-party sources, if available, to fulfill these obligations or incur capital expenditures to re-open the mines and/or negotiate settlements with the customers, which may include price reductions, the reduction of commitments, and the extension of time for delivery or the termination of customers’ contracts. Any of these actions could have a material adverse effect on our business and results of operations.
 Increased focus by regulatory authorities on the effects of coal mining on the environment and recent regulatory developments related to coal mining operations, including the federal leasing program, could increase our costs to receive new permits to mine steelmaking coal, make it more difficult to comply with our existing permits to mine coal or to obtain federal land and mineral leases, or otherwise adversely affect us.
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
Section 404 of the Clean Water Act (“CWA”) requires mining companies to obtain USACE permits to place material in streams for the purpose of creating slurry ponds, water impoundments, refuse areas, valley fills or other mining activities. As is the case with other steelmaking coal mining companies, our construction and mining activities require Section 404 permits. The issuance of permits to construct valley fills and refuse impoundments under Section 404 of the CWA has been the subject of many court cases and increased regulatory oversight, resulting in additional permitting requirements that are expected to delay or even prevent the opening of new mines. For example, in recent years, regulators have adopted more stringent water quality standards for materials such as selenium. We have begun to incorporate these new requirements into our current permit applications; however, there can be no guarantee that we will be able to meet these or any other new standards with respect to our permit applications.
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
Recent regulatory actions and court decisions created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, in response to Supreme Court decisions discussing the scope of CWA jurisdiction, the EPA and the USACE jointly promulgated final rules expanding the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then on April 21, 2020, the EPA and the USACE published a replacement rule that would have significantly reduced the scope of waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of "waters of the United States" protected under the CWA. On September 8, 2023, the EPA and the USACE published a final rule conforming their regulations to the decision. These recent actions provided much needed clarity, as confusion over the scope of CWA jurisdiction had led to significant permitting delays, litigation, and uncertainty in the mining industry.
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
In each jurisdiction in which we operate, we could incur additional permitting and operating costs, may be unable to obtain new permits or maintain existing permits and could incur fines, penalties and other costs, any of which could materially adversely affect our business. If steelmaking coal mining methods are limited or prohibited, it could significantly increase our operational costs and make it more difficult to economically recover a significant portion of our reserves. In the event that we cannot increase the price we charge for steelmaking coal to cover the higher production costs without reducing customer demand for our steelmaking coal, there could be a material adverse effect on our financial condition and results of operations. In addition, increased public focus on the environmental, health and aesthetic impacts of coal mining could harm our reputation and reduce demand for steelmaking coal.
Regulation of air emissions, including GHG emissions, could increase our operating costs and impact the demand for, price of and value of our products.

The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. Increased regulation of air emissions could increase our operating costs and impact the demand for, price of and value of our products.

Additionally, climate change continues to attract public and scientific attention, and increasing attention by government as well as private businesses is being paid to reducing GHG emissions. There are three primary sources of GHGs associated with the steelmaking coal industry. First, the end use of our steelmaking coal by our customers in steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in steelmaking coal production and to transport our steelmaking coal to our customers is a source of GHGs. Third, steelmaking coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from steelmaking coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate.

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
The existing laws and regulations or other current and future efforts to stabilize or reduce GHG emissions could adversely impact the demand for, price of and value of our products and reserves. As our operations also emit GHGs directly, current or future laws or regulations limiting GHG emissions could increase our own costs. For example, methane must be expelled from our underground steelmaking coal mines for mining safety reasons. Although our natural gas operations capture methane from our underground steelmaking coal mines, some methane is vented into the atmosphere when the steelmaking coal is mined. In June 2010, Earthjustice petitioned the EPA to make a finding that emissions from coal mines may reasonably be anticipated to endanger public health and welfare, and to list them as a stationary source subject to further regulation of emissions. On April 30, 2013, the EPA denied the petition. Judicial challenges seeking to force the EPA to list coal mines as stationary sources have likewise been unsuccessful to date. If the EPA were to make an endangerment finding in the future, we may have to further reduce our methane emissions, install additional air pollution controls, pay certain taxes or fees for our emissions, incur costs to purchase credits that permit us to continue operations as they now exist at our underground steelmaking coal mines or perhaps curtail steelmaking coal production. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material.
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
We maintain extensive steelmaking coal refuse areas and slurry impoundments at our mining complexes. Such areas and impoundments are subject to comprehensive regulation. Slurry impoundments have been known to fail, releasing large volumes of steelmaking coal slurry into the surrounding environment. Structural failure of an impoundment can result in extensive damage to the environment and natural resources, such as bodies of water that the steelmaking coal slurry reaches, as well as create liability for related personal injuries, property damages and injuries to wildlife. Some of our impoundments overlie mined out areas, which can pose a heightened risk of failure and the assessment of damages arising out of such failure. If one of our impoundments were to fail, we could be subject to substantial claims for the resulting environmental contamination and associated liability, as well as for related fines and penalties.
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
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease steelmaking coal.
Federal and state laws require us to obtain surety bonds or post other financial security to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, federal and state workers’ compensation and black lung benefits costs, coal leases and other obligations. The amount of security required to be obtained can change as the result of new federal or state laws, as well as changes to the factors used to calculate the bonding or security amounts. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees or additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required by state and federal law to have these bonds or other acceptable security in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease steelmaking coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.
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
As of December 31, 2023, we had approximately $173.2 million of outstanding indebtedness (consisting of $156.5 million of Notes, net of $3.5 million in unamortized debt discount and debt issuance costs and $20.2 million of financing lease obligations), all of which are secured, and $107.4 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
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
As of December 31, 2023, we had approximately $173.2 million of total debt outstanding (consisting of $156.5 million of Notes, net of $3.5 million in unamortized debt discount and debt issuance costs, and $20.2 million of financing lease obligations). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2023, the Company had no amounts drawn under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2023, the Company had $107.4 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit issued and outstanding at such time). Although covenants under the Indenture and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the Indenture and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
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
The ABL Facility and the Indenture contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:
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
We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant federal and state tax NOLs or our deferred tax assets.
In connection with the acquisition of certain assets of Walter Energy consummated on March 31, 2016, we acquired deferred tax assets primarily associated with federal and state NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. As of December 31, 2023, we believe we have utilized all of our federal NOLs and federal general business credit carryforwards, subject to the filing of the 2023 federal income tax return.
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the “Act”). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on our Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2023, we have a valuation allowance against our state deferred income tax assets of approximately $41.0 million.
Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available federal and state NOLs to the Company, such as an ownership change, an adjustment by a tax authority or changes in state and federal tax legislation. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), and similar state laws, a company is generally allowed a deduction for federal and state NOLs against its federal and state taxable income. At December 31, 2023, we had state NOLs of approximately $928.2 million. These state NOLs represent a deferred tax asset of approximately $6.9 million, net of the valuation allowance.
Our federal and state NOLs are subject to adjustment on audit by the Internal Revenue Service (the “IRS”) and state authorities. The IRS has not audited any of the tax returns for any of the years in which the losses giving rise to the federal and state NOLs were generated. Were the IRS to challenge the size or availability of our federal and state NOLs and prevail in such challenge, all or a portion of our federal and state NOLs, or our ability to utilize our federal and state NOLs to offset any future taxable income, may be impaired, which could have a significant negative impact on our financial condition, results of operations and cash flows.
A company’s ability to deduct its federal and state NOLs and utilize certain other available tax attributes can be substantially constrained under the general annual limitation rules of Section 382 of the Code if it undergoes an “ownership change” as defined in Section 382 or if similar provisions of state law apply. We experienced an ownership change in connection with the acquisition of certain assets of Walter Energy and as such, the limitations under Section 382 would generally apply unless an exception to such rule applies. An exception to the limitation rules of Section 382 is applicable to certain companies under the jurisdiction of a bankruptcy court. Due to certain uncertainties as to whether such exception applies to us, we filed a request for a private letter ruling from the IRS on these points.
On September 18, 2017, the IRS issued to us a private letter ruling, which favorably resolved these uncertainties. Based on such private letter ruling, we believe that there is no current limitation under Section 382 on the utilization of our federal NOLs to shield our income from federal taxation and that a similar analysis would be applied to our state NOLs. The private letter ruling was issued based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings provided to the IRS by us. If any of these material facts, assumptions, representations, statements or undertakings are, or become, incorrect, inaccurate or incomplete, the private letter ruling may be invalidated and our ability to rely on the conclusions reached therein could be jeopardized.
While we do not believe an ownership change has occurred since April 1, 2016, because the rules under Section 382 are highly complex and actions of our stockholders which are beyond our control or knowledge could impact whether an ownership change has occurred, we cannot give you any assurance that another Section 382 ownership change has not occurred or will not occur in the future. As a result of our qualifying for the aforementioned exception, were we to have undergone a subsequent ownership change prior to April 1, 2018, our federal and state NOLs would effectively be reduced to zero. An ownership change after such date would severely limit our ability to utilize our federal and state NOLs and other tax attributes.

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Amended Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” The 382 Transfer Restrictions were originally set to expire in April 2020. Pursuant to the first amendment to the certificate of incorporation approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on April 23, 2019, the Company effected a three-year extension of the 382 Transfer Restrictions until April 19, 2023, which became effective on March 18, 2020 upon the filing of a certificate of amendment setting forth such amendment with the Secretary of State of the State of Delaware. Pursuant to the second amendment to the certificate of incorporation approved by the Company's stockholders at the Company's Annual Meeting of Stockholders held on April 26, 2022, the Company effected a further extension of the 382 Transfer Restrictions until April 19, 2026. In addition, on February 14, 2020, we adopted an NOLs rights agreement, which was amended on March 4, 2022 and December 8, 2023 (the “Rights Agreement,” and as amended, the "Amended Rights Agreement"), to supplement the 382 Transfer Restrictions through April 19, 2026 and increase the exercise price, respectively. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended Rights Agreement.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions or the Amended Rights Agreement that may cause an ownership shift. In doing so, we expect to first perform the calculations necessary to confirm that our ability to use our federal and state NOLs and other federal and state income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, the Board may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions and the Amended Rights Agreement, if such transaction is determined not to be detrimental to the utilization of our federal and state NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our federal and state NOLs and other federal and state income tax attributes. For more information, see “-Risks Related to the Ownership of Our Common Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”
Certain U.S. federal income tax provisions currently available, including coal percentage depletion and foreign-derived intangible income, may be eliminated by future legislation.

From time to time, legislation is proposed that could result in the reduction or elimination of certain U.S. federal income tax provisions currently available to companies engaged in the exploration, development, production and exportation of coal reserves. These proposals have included, but are not limited to: (1) the elimination of current deductions, (2) the repeal of the percentage depletion allowance or deductions under Code Section 250: Foreign-Derived Intangible Income. The passage of these or other similar proposals could increase our taxable income and negatively impact our cash flows and the value of an investment in our common stock.
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

•general economic conditions, overall market fluctuations, and changes in the price of steelmaking coal, steel or other commodities, including the impact of the COVID-19 pandemic on any of the foregoing;

•additions or departures of key management personnel;

•actions by our stockholders;

•the trading volume of our common stock;

•sales of our common stock by us or the perception that such sales may occur; and

•changes in business, legal or regulatory conditions, or other developments (including the COVID-19 pandemic) affecting participants in, and publicity regarding, the steelmaking coal mining business, the domestic steel industry or any of our significant customers.

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
The requirements of being a public company, including compliance with the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the requirements of the Sarbanes-Oxley Act, require application of significant resources and management attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
We are responsible for maintaining systems and documentation necessary to evaluate the effectiveness of our internal control over financial reporting. These activities may divert management’s attention from other business concerns. To maintain and improve our controls and procedures, we must commit significant resources, may be required to hire additional staff and need to continue to provide effective management oversight, which could have a material adverse effect on our business, financial condition, results of operations and cash flows.

The requirements of being a public company, including compliance with the reporting requirements of the Exchange Act, and the requirements of the Sarbanes-Oxley Act, require application of significant resources and management attention, and we may be unable to comply with these requirements in a timely or cost-effective manner.
As a public company, we must comply with laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the requirements of the New York Stock Exchange. Complying with these statutes, regulations and requirements occupies a significant amount of time for our Board and management and requires us to incur significant costs. We are required to:
•maintain a comprehensive compliance function;
•comply with rules promulgated by the New York Stock Exchange;
•prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•maintain internal policies; and
•engage outside counsel and accountants in the above activities.
We are responsible for assessing the operating effectiveness of internal controls over financial reporting and we may conclude that our internal controls over financial reporting are ineffective. During the course of the preparation of our financial statements, we evaluate our internal controls to identify and correct deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock. We could also be exposed to litigation or regulatory proceedings, which may be costly or divert management attention. Additionally, our independent registered public accounting firm may issue an adverse report indicating that our internal controls are not effective due to deficiencies in how our controls are documented, designed, operated or reviewed. Efforts to remediate any such deficiencies and otherwise comply with these requirements may strain our resources, and we may be unable to do so in a timely or cost-effective manner.
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
Our certificate of incorporation authorizes us to issue, without the approval of our stockholders, one or more classes or series of preferred stock having such designations, preferences, limitations and relative rights, including preferences over our common stock respecting dividends and distributions, as the Board may determine. The terms of one or more classes or series of preferred stock could adversely impact the voting power or value of our common stock. In addition, the issuance of such preferred stock could make it more difficult for a third party to acquire us. For example, we might grant holders of preferred stock the right to elect some number of our directors in all events or on the happening of specified events or the right to veto specified transactions. Similarly, the repurchase or redemption rights or liquidation preferences we might assign to holders of preferred stock could affect the residual value of the common stock. On February 14, 2020, the Company entered into the Rights Agreement, which was amended on March 4, 2022 to extend the expiration date to April 19, 2026 and increase the exercise price to $56.00 and on December 8, 2023 to increase the exercise price to $159.00. In connection with the adoption of the Rights Agreement, the Board approved a certificate of designations of Series A Junior Participating Preferred Stock (as defined below) designating 140,000 shares of preferred stock, which was filed on February 14, 2020 with the Secretary of State of the State of Delaware and became effective on such date. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Designation of Series A Junior Participating Preferred Stock.”
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
Our certificate of incorporation contains certain transfer restrictions on our shares, which we refer to as the “382 Transfer Restrictions.” The 382 Transfer Restrictions are intended to prevent the likelihood that we will be deemed to have an “ownership change” within the meaning of Section 382 of the Code that could limit or eliminate our ability to utilize significant federal and state NOLs and other federal and state income tax attributes under and in accordance with the Code and regulations promulgated by the IRS and similar state rules. In 2022, the 382 Transfer Restrictions were amended to expire on April 19, 2026.
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
Furthermore, under our certificate of incorporation, the Board has the sole power to determine compliance with the 382 Transfer Restrictions and we cannot assure you that the Board will concur with any conclusions reached by any holder of our securities or their respective advisors, and/or approve or ratify any proposed acquisitions of our securities. The Board has established procedures to consider requests and if the Board determines that a Prohibited Transfer (as defined in our certificate of incorporation) has occurred, such Prohibited Transfer shall, to the fullest extent permitted by law, be void ab initio and have no legal effect, and upon written demand by us, the Purported Transferee (as defined in the certificate of incorporation) shall disgorge or cause to be disgorged our securities, together with any dividends or distributions received, with respect to such securities.

On February 14, 2020, we adopted the Rights Agreement, which was amended on March 4, 2022 to extend the expiration date to April 19, 2026 and increase the exercise price to $56.00 and on December 8, 2023 to increase the exercise price to $159.00, to supplement the 382 Transfer Restrictions. In general terms, the Amended Rights Agreement works by imposing a significant penalty upon any person or group that acquires 4.99% or more of the outstanding common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without the approval of the Board. Under the Amended Rights Agreement, from and after February 28, 2020, each share of our common stock carries with it one preferred share purchase right until the earlier of the date when the preferred share purchase rights become exercisable or expire. The Amended Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the outstanding common stock but do own 4.99% or more in value of the Company’s outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider and approve requests to exempt certain acquisitions of the Company’s securities from the Amended Rights Agreement if the Board determines that doing so would not limit or impair the availability of the federal and state NOLs or is otherwise in the best interests of the Company and conditioned upon and subject to the satisfaction of certain continuing factual representations and covenants. See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended Rights Agreement."

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

Under the 382 Transfer Restrictions that are contained in our certificate of incorporation and the Amended Rights Agreement, our 4.99% stockholders will effectively be required to seek the approval of, or a determination by, the Board before they engage in certain transactions involving our common stock. Furthermore, we could engage in or approve transactions involving our common stock that limit our ability to approve future transactions involving our common stock by our 4.99% stockholders without impairing the use of our federal or state income tax attributes. In addition, we could engage in or approve transactions involving our common stock that cause stockholders owning less than 4.99% to become 4.99% stockholders, resulting in those stockholders’ having to either disgorge our securities, and any dividends or distributions related to such securities, in accordance with the 382 Transfer Restrictions or seek the approval of, or a determination by, the Board before they could engage in certain future transactions involving our common stock.
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

•provisions that restrict transfers of our stock (including any other instruments treated as stock for purposes of Section 382) that could limit our ability to utilize federal and state NOLs;
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

Item 1B. Unresolved Staff Comments
None.

Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws; other litigation and legal risk; and reputational risks. We have in place and continuously monitor and improve cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks. We continue to make investments in people, processes and technology to enhance our cybersecurity risk assessment, identification and management capabilities and to strengthen our cybersecurity risk response posture. Additionally, as part of the Company's Information Technology controls framework, management has established a suite of preventative and detective controls which enhance and strengthen the Company's cybersecurity program.
We rely on information systems and networks as well as various other technologies to conduct and support our business. We have implemented security protocols, controls, and systems with the intent of maintaining the physical and electronic security of our operations and protecting our and our counterparties’ confidential information and information related to identifiable individuals against unauthorized access. Some of these systems and networks are managed, hosted, and provided by third parties, and as a result, are also sources of cybersecurity risk. Third party cybersecurity incidents could affect a provider's ability to deliver a product or service to the Company or result in lost or compromised information of the Company or its customers. We have implemented measures intended to secure our information systems and networks and prevent unauthorized access to or loss of sensitive data. Where third parties house financially significant or sensitive data, the Company obtains and reviews attest reports covering cyber-related controls at these third parties, designs and implements complementary user entity controls, maintains open lines of communication for cyber incident notifications, and has contractual safeguards in place in the event a cyber incident occurs.
We evaluate cybersecurity risk independently, and we have integrated cybersecurity risk into the Company’s overall Enterprise Risk Management (“ERM”) process. The IT function is responsible for cybersecurity risk and reports to our Chief Administrative Officer. The Chief Financial Officer and the Director of Treasury and Risk Management are responsible for our ERM process, which is performed annually and updated throughout the year and involves a cross-functional group of management, including our Director of IT who has over 20 years of information technology experience. Pursuant to our ERM process, cybersecurity risk is evaluated based on likelihood, severity, speed of onset and persistence (the duration of time during which the organization could be impacted). The Company also leverages third parties, where needed, in connection with cybersecurity risk management, strategy and incident response.
In the event that management identifies significant risk exposures with respect to cybersecurity, it will present such exposure to our Audit Committee. Our Cyber Security Incident Response Plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. This would include notifying the appropriate individuals, investigating the incident, evaluating materiality, and responding to the incident. We have in the past and may continue to retain outside legal counsel, where necessary, to guide incident response efforts and perform a confidential and privileged review of the facts and circumstances surrounding suspected or confirmed cybersecurity incidents. If an incident were to occur, the Company may engage other service providers, where needed, to assist with the collection of forensic artifacts and perform additional procedures necessary to resolve and report any material cybersecurity incidents. Although we have cyber insurance and believe that our cybersecurity processes and controls are adequate, cybersecurity risk has increased due to remote access and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers.
We have been and may be subject to security breaches, which have resulted in and could result in unauthorized access to our facilities or the information that we are trying to protect. When these incidents occur, we have taken appropriate remediation steps and, through investigation, determined that the events or incidents did not have a material effect on our business, results of operations, or financial results. Although we are not aware of any material cybersecurity incidents, because of the past cybersecurity threats and what we have learned in responding to those threats, we have enhanced our cybersecurity protection efforts.
We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Terrorist attacks and cyber-attacks or other security breaches may negatively affect our business, financial condition and results of operations and cash flows” included as part of our risk factor disclosures at Item 1A of this Annual Report on Form 10-K, which disclosures are incorporated by reference herein.
Cybersecurity Governance
Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Though management is responsible for the day-to-day management of risks the Company faces, including cybersecurity risks, the Board, as a whole and through its committees, has the ultimate responsibility for oversight of the Company’s risks and risk management strategy. The company performs assessments to evaluate its cybersecurity risk as it relates to the organization and assets.
The Board has delegated to certain committee’s oversight responsibility for risks that are directly related to each such committee's area of focus. The Audit Committee oversees our major financial risk exposures, including cybersecurity. The Audit Committee receives periodic reports from management regarding cybersecurity and management's assessment of current and future cybersecurity risks. The ERM process, which includes cybersecurity, is performed annually and updates are discussed quarterly, both internally and with the Audit Committee. The Audit Committee communicates the results of the annual process and quarterly updates to the full Board. The Board and committees thereof, including the Audit Committee, regularly receive reports from the Company’s management and the Company’s outside counsel, as appropriate, regarding the risks faced by, or anticipated to be faced by, the Company, including risks from cybersecurity threats. When such reports relating to cybersecurity are delivered to the Audit Committee, the Audit Committee’s review of such reports, and discussions with management, informs the Audit Committee in detail of the material risks facing the Company related to cybersecurity.

Item 2. Properties
We operate two underground mines based in Alabama, Mine No. 4 and Mine No. 7 and own property in Alabama for the development of the Blue Creek mine. Mine No 4. and Mine No. 7 are deep underground mines with a long history of operations as discussed in further detail below. Mine No. 4, Mine No. 7 and Blue Creek were considered material properties. Our mining operations also consist of other surface steelmaking and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating.
Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K, which first became applicable to us for the fiscal year ended December 31, 2021. These requirements differ significantly from the previously applicable disclosure requirements of SEC Industry Guide 7. Among other differences, subpart 1300 of Regulation S-K requires us to disclose our mineral resources, in addition to our mineral reserves, as of the end of the most recently completed fiscal year both in the aggregate and for each of our individually material mining properties.
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
Technical Report Summary

The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the technical report summaries ("TRS") relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller & Associates, Inc.. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report on Form 10-K. With regard to Mine No. 7 and Mine No. 4, there have been no material changes in the mineral reserves or mineral resources from the TRSs filed for Mine No. 7 and Mine No. 4 as Exhibits 96.1 and 96.2, respectively, to the Amendment No. 1 on Form 19-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the “2023 Mine No. 7 and Mine No. 4 TRSs”). The Company is therefore not filing new TRSs for Mine No. 7 and Mine No. 4 in connection with this Annual Report and is incorporating the 2023 Mine No. 7 and Mine No. 4 TRSs herein by reference.
Overview and Highlights
As of December 31, 2023, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, we had estimated reserves totaling 159.1 million metric tons and estimated mineral resources exclusive of reserves of 39.7 million metric tons. Mine No. 4 and Mine No. 7, our two operating mines, had approximately 82.9 million metric tons of recoverable reserves and our undeveloped

Blue Creek mine contained 67.6 million metric tons of recoverable reserves and 39.7 million metric tons of in-place mineral resources exclusive of reserves, which total 107.3 million metric tons.
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
The following table provides the production (in thousands of metric tons) for our operating mines for each of the three years ended December 31, 2023, 2022 and 2021:

	Production
Location/Mine	2023	2022	2021
Alabama:
Warrior Met Coal Mining, LLC
No. 4	2,272	1,415	736
No. 7	4,664	4,314	4,349

Total Alabama	6,936	5,729	5,085

All mining operations are subject to federal and state laws and must obtain permits to operate mines, coal preparation and related facilities, haul roads, and other incidental surface disturbances necessary for mining to occur. Permits generally require that the permittee post a performance bond in an amount established by the regulatory program to provide assurance that any disturbance or liability created during mining operations is properly restored to an approved post-mining land use and that all regulations and requirements of the permits are fully satisfied before the bond is returned to the permittee. Significant penalties exist for any permittee who fails to meet the obligations of the permits including cessation of mining operations, which can lead to potential forfeiture of the bond. We have obtained all mining and discharge permits to operate our mines and processing loadout or related facilities. As of December 31, 2023, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $44.3 million and $5.2 million for miscellaneous purposes.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $120.5 million, $138.9 million, and $65.4 million, for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

The following table provides the location and quality of our proven and probable mineral reserves as of December 31, 2023.
Summary of Mineral Reserves as of December 31, 2023(1)
(in millions of metric tons)(2)

		Mineral Reserves(3)(5)					Quality (Dry Basis)
Location/Mine	Status of Operation(4)	Proven(3)	Probable(3)	Reserves(3)	Owned	Leased	% Ash	% Sulfur	% VM
Alabama:
No. 4	Production	36.0	0.5	36.5	—	36.5	10.2	1	30
No. 7	Production	34.1	12.3	46.4	0.3	46.1	10.2	0.7	22
Blue Creek(6)	Development	43.3	24.3	67.6	11.3	49.2	10.0	0.7	32
Other(7)	Various	8.6	—	8.6	6.9	1.7	3.2 - 23.5	0.7 - 6.01	N/A

Total		122.0	37.1	159.1	18.5	133.5

Total Warrior Met Coal		122.0	37.1	159.1	18.5	133.5

(1)    The price used and the time frame and point of reference used is discussed in the description of each mine below.
(2) 1 metric ton is equivalent to 1.102311 short tons.

(3)    Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation. The range of steelmaking coal sales prices used to assess our Mine No. 4 reserves were based on 98 percent of the average of premium low-vol and mid-vol forecast through 2030 and was held constant beyond that date and varies between $152 to $187 per metric ton. The range of steelmaking coal sales prices used to assess our Mine No. 7 reserves were based on 98 percent of the premium low-vol forecast through 2030 and was held constant beyond that date and varies between $156 to $191 per metric ton. The range of steelmaking coal sales prices used to assess our Blue Creek reserves were based on the IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $172 to $206 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. Measured resources, which may convert to proven reserves, is based on a 0.25 mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Inferred resources are commonly assumed to be located between 0.75 miles and 3 miles from a point of observation. The mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
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
(6)    Total Blue Creek Mine reserve tonnage includes: 11.3 million owned, 49.2 million leased, and an additional 7.1 million with option to mine.
(7)    Our other mines consist of other surface steelmaking and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating. The proven and probable mineral reserves for these properties were prepared by McGehee Engineering Corporation.
The following table provides the location and quality of our measured, indicated and inferred mineral resources, exclusive of reserves, as of December 31, 2023.
Summary of Mineral Resources Exclusive of Reserves as of December 31, 2023(1)
(in millions of metric tons)(2)

		Demonstrated Coal Resources (in-place)				Quality (Dry Basis)
Location/Mine	Status of Operation(3)	Measured	Indicated	Measured + Indicated	Inferred	% Ash	% Sulfur	% VM
Alabama:
Blue Creek	Development	—	39.7	39.7	—	18.8	1.4	31

Total Alabama		—	39.7	39.7	—

Total Warrior Met Coal		—	39.7	39.7	—

(1)    The price used and the time frame and point of reference used is discussed in the description of Blue Creek below.
(2) 1 metric ton is equivalent to 1.102311 short tons.
(3) The “Status of Operation” for each mine is classified as follows: Development - an established commercially mineable deposit (reserves) is being prepared for extraction but that is not yet in production.
Material Mining Properties
The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the TRS relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller and Associates, Inc.. Portions of the

following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRSs, incorporated herein by reference and made a part of this Annual Report on Form 10-K.
The following table provides a comparison of our material proven and probable mineral reserves as of December 31, 2023 and December 31, 2022:
Summary of Material Mineral Reserves as of December 31, 2023 as compared to December 31, 2022
(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2023	2022	Tons	%
No. 4
Material Reserves(2)
Proven(3)	36.0	38.7	(2.7)	(7)%
Probable(3)	0.5	0.5	—	—%
Reserves(2)	36.5	39.2	(2.7)	(7)%
No. 7
Material Reserves(2)
Proven(3)	34.1	38.4	(4.3)	(11)%
Probable(3)	12.3	11.3	1.0	9%
Reserves(2)	46.4	49.7	(3.3)	(7)%
Blue Creek
Material Reserves(2)
Proven(3)	43.3	42.8	0.5	1%
Probable(3)	24.3	25.4	(1.1)	(4)%
Reserves(2)	67.6	68.2	(0.6)	(1)%

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
The Mine No. 4 and Mine No. 7 change in proven and probable mineral reserves and quality is primarily attributable to production and incorporation of additional exploration drilling and associated coal quality data. The Blue Creek change in proven and probable mineral reserves is primarily due to results from additional exploration and changes in property control.
The following table provides a comparison of our material mineral resources exclusive of reserves as of December 31, 2023 and December 31, 2022:

Summary of Material Mineral Resources as of December 31, 2023 as compared to December 31, 2022
(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2023	2022	Tons	%
Blue Creek
Mineral Resources
Measured	—	—	—	—%
Indicated	39.7	39.2	0.5	1%
Measured + Indicated	39.7	39.2	0.5	1%

(1) 1 metric ton is equivalent to 1.102311 short tons.
The Blue Creek change in coal resources exclusive of reserves is primarily due to results from additional exploration and labratory testing.
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

Mine No. 4 has had multiple improvements to the infrastructure by adding new portal facilities in 2019 and 2021. The Mine No. 4 North portal development was completed in 2023. These facilities have helped to decrease travel time to the active sections, as well as improving the safety of the miners by having shafts closer to the main work areas.

Currently the mine operates a single longwall with advanced features that improves horizon control, dust control, and the latest shield technology for partial automation. The mine routinely updates or rebuilds equipment and during this process, adds the latest safety or production features available. Mine No. 4 preparation plant has also routinely been upgraded with the latest technology. This preparation plant runs the most modern circuits, including an ultrafine coal recovery system. The preparation plant has had numerous upgrades since its original construction, which has helped it to continue to capture a higher percentage of coal with each upgrade. Mine No. 4 preparation plant most recently completed a new fine coal recovery system in 2020, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 4 as of December 31, 2023, was $213.8 million.

As of the filing of this annual report Mine No. 4 is currently active with three continuous mining sections and one longwall. Mine No. 4, inclusive of depleted mine works and future reserve areas, is composed of approximately 46,000 total acres. Of the 46,000 acres, approximately 7,200 are associated with future mining areas. Future mining areas include approximately 6,100 acres of leased mineral holdings and approximately 1,000 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
Mine No. 7

Mine No. 7 was opened by Jim Walter Resources in 1974 and has been in operation since. In connection with the acquisition of certain assets of Walter Energy, we acquired the mineral rights for Mine No. 7 in April 2016. The property has been extensively explored as early as 1916 by subsurface drilling efforts carried out by numerous entities, the majority of which were completed prior to our acquisition of the assets including: U.S. Steel, Tennessee Coal, Iron & Railroad Company and Walter Energy, Inc. The majority of the drilling was accomplished by means of conventional core hole exploration and air rotary drilling with geophysical logging for coalbed methane wells.

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
Mine No. 7 and Mine No. 5 preparation plants also are routinely upgraded with the latest technology. These preparation plants run the most modern circuits, including ultrafine coal recovery systems. Both preparation plants have had numerous upgrades since their construction, which has helped them to continue to capture a higher percentage of coal with each upgrade. Mine No. 7 most recently completed a new fine coal recovery system, with another system also currently under construction, at the same plant, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 7 as of December 31, 2023, was $328.1 million.
As of the filing of this annual report Mine No. 7 is currently active with two longwall sections and six continuous mining sections. Mine No. 7, inclusive of depleted mine works and future reserve areas, is composed of approximately 43,000 total acres. Of the 43,000 acres, approximately 10,100 are associated with future mining areas. Future mining areas include approximately 10,000 acres of leased mineral holdings and approximately 100 acres of owned mineral holdings and 300 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
Blue Creek
We believe that Blue Creek represents one of the few remaining untapped reserves of premium High Vol A steelmaking coal in the United States and that it has the potential to provide us with meaningful growth. We believe that the combination of a low production cost and the high quality of the High Vol A steelmaking coal mined from Blue Creek, assuming we achieve our expected price realizations, will generate some of the highest steelmaking coal margins in the U.S., generate strong investment returns for us and achieve a rapid payback of our investment across a range of steelmaking coal price environments.
Based on the current schedule, we expect the first development tons from continuous miner units to occur in the third quarter of 2024 with the longwall scheduled to start in the second quarter of 2026. We initially expected to invest approximately $650.0 to $700.0 million over five years to develop Blue Creek. These costs include, among others, costs to construct a preparation plant and coal handling facility, longwall and continuous miner equipment, belts and advancement material, outside facilities and related matters. Beyond the initial investment, additional capital will be required for sustaining production. This includes rebuilds and replacement of equipment, mine development and multiple bleeder, intake and return shafts.
More than a year after the relaunch of the Blue Creek mine development in May 2022, Warrior has initiated important and highly beneficial project scope changes that will require incremental capital expenditures over the life of the project while lowering operating costs, increasing flexibility to manage risks, and making better use of multi-channel transportation methods.

Most of these scope changes are transportation and logistics-related, with additional amounts related to inflation for these changes only. These scope changes are expected to increase total capital expenditures for the Blue Creek mine by approximately $120 - $130 million over the remainder of the project development period.

While the Company originally planned on a single channel to transport coal from the Blue Creek mine via an overland belt to a third-party owned and operated barge loadout facility, it now plans to build a belt conveyor system to a railroad loadout to transport the majority of the coal. We expect this change to de-risk the single channel to market, lower operating cost and move volumes faster to the port. Warrior will also build and operate a barge loadout itself rather than utilizing a third-party provider. The Company believes that the potential economic benefits associated with these scope changes should provide Warrior with an inherently robust and cost competitive outbound logistics model that will provide additional flexibility to manage alternative transportation methods. The inclusion of the benefits and incremental capital expenditures relating to these specific scope changes did not have a material impact to the project economic metrics of net present value and internal rate of return.

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

The Blue Creek mine will be a similar operation to our currently active operations, Mine No. 4 and Mine No. 7. The net book value of property, plant and equipment associated with Blue Creek as of December 31, 2023, was $371.9 million.
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
We currently control approximately 28,200 total acres of mining rights associated with the Blue Creek project, approximately 85% of which is leased from various entities and individuals. We have plans to continue to acquire additional leases, which are primarily from private entities and individuals as well as federally owned coal via the Bureau of Land Management. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
The Blue Creek property was formerly controlled by Jim Walter Resources, a subsidiary of Walter Energy. Walter Energy acquired the majority of its mineral rights for the Blue Creek property in 2010 through its purchase of Chevron Mining, Inc. In connection with the acquisition of certain assets of Walter Energy, Inc., we acquired the mineral rights for Blue Creek in April 2016. Since the acquisition, we have strategically purchased and leased mineral and surface rights to further assemble the project. The property has been extensively explored as early as 1957 by means of continuous coring and analytic testing, rotary drilling, ongoing drilling associated with coalbed methane production and by downhole geophysical logging methods. The property has been extensively explored by numerous entities, the majority of which were completed prior to our acquisition of the assets including: U.S. Steel, Tennessee Coal, Iron & Railroad Company, The Pittsburgh & Midway Coal Mining Company/Chevron and Walter Energy. We have performed ongoing exploration since acquiring the property and the data we have acquired is consistent with that of past drilling activities.
A life of mine plan was used by the TRS in developing the estimate of proven and probable reserves. The mine plan was generated based on previous mine plans, anticipated lease acquisitions, and operational criteria with modifications where necessary due to geologic mapping or other factors. Carlson Mining software was utilized to generate the life of mine plan.

The range of steelmaking coal sales prices used to assess our reserves were based on IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $143 to $177 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. For the Blue Creek mine estimate, measured resources, which may convert to a proven reserve, is based on a 0.25 mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Blue Creek mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
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

Capital Allocation Policy

On May 17, 2017, the Board adopted a policy (the “Capital Allocation Policy”) of paying a quarterly cash dividend. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. In February 2023, we announced that the Board approved an increase in the regular quarterly cash dividend by 17% from $0.06 per share to $0.07 per share. On February 9, 2024, we announced the Board approved an increase in the regular quarterly cash dividend by 14% from $0.07 per share to $0.08 per share and declared a special cash dividend of $0.50 per share. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to develop our strategic growth project Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.

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

During the year ended December 31, 2023, we paid $61.1 million of regular quarterly and special cash dividends under the Capital Allocation Policy.

Holders

As of January 17, 2024, we had approximately 362 holders of record of our common stock.

Stock Repurchases
There were no share repurchases of our common stock made during the quarter ended December 31, 2023.
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
The following graph shows a comparison from April 13, 2017 (the date our common stock commenced trading on the NYSE) through December 31, 2023 of the cumulative total return for our common stock, the S&P Metals and Mining Index and the Russell 3000 Stock Index. The graph assumes that $100 was invested on April 13, 2017 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.
ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2023 and December 31, 2022. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
For a discussion and analysis of our results of operations and financial condition for the year ended December 31, 2021, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium steelmaking coal, also known as hard coking coal (“HCC”), operating highly efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7.
As of December 31, 2023, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 82.9 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 67.6 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves, which total 107.3 million metric tons. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australian Index (the "S&P Platts Index"). Our Mine No. 4 steelmaking coal transitioned in the second half of the year from a Mid Vol to a High Vol A quality that typically trades at a larger discount to the price of coal from Mine No. 7. We now primarily target the East Coast High Vol A indices price for our Mine No. 4 coal. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and Low Vol to High Vol. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
Recent Developments
U.S. inflation remains at 3.4%, driven by increased energy and food costs, supply constraints and strong consumer demand. High inflation has been driven by growth in the economy as it bounces back from the novel coronavirus ("COVID-19"), powered in part by low interest rates and government stimulus to counter the pandemic's impact. While we expect inflation to continue to ease in the overall economy during 2024, we have not seen it easing in the coal mining industry and expect that inflation will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Inflation affects, among others, the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The continued war in Ukraine, the conflict in the Middle East and the global macroeconomic slowdown in the economy created a volatile year for steel demand and for premium steelmaking coal. Seaborne steelmaking coal supply continues to be impacted by production cuts, seasonal rainfall in Australia and impacts from cyclones in Australia. According to WoodMac, for the nine months ended September 30, 2023, seaborne steelmaking coal supply out of Australia was down 6.2% compared to 2022 and 19.2% compared to 2019. During this period of declining supply, demand for premium steelmaking coal has increased, led by India and Southeast Asia. We expect that demand in India and Southeast Asia will continue to increase driven by their increased demand for high-quality steel and due to these countries having limited domestic resources. Further, we expect the demand for premium high-quality steelmaking coal to increase as steel producers remain focused on reducing carbon emissions in blast furnaces as well as improving yields and steel quality. Due to the supply constraints described above coupled with the increased demand, we expect premium steelmaking coal price premiums to remain strong in the near term.
Collective Bargaining Agreement

Our CBA contract with the United Mine Workers of America (“UMWA”) expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expenses of $12.1 million and $33.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. These expenses are reported separately in the Statements of Operations and represent expenses incurred while the respective mine was idled or operating below normal capacity, such as electricity, insurance and maintenance labor. We incurred business interruption expenses of approximately $8.3 million, $23.5 million and $21.4 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Statements of Operations. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work which began in February has been completed. We continue to engage in good faith efforts with the labor union to reach an agreement on a new contract.
Basis of Presentation
The consolidated financial statements included elsewhere in this Annual Report and the other financial information presented and discussed in this management's discussion and analysis includes the accounts of Warrior Met Coal, Inc. and its subsidiaries (the "Company" or "Warrior").
How We Evaluate Our Operations
Our primary business, the mining and exporting of steelmaking coal for the steel industry, is conducted in one business segment: Mining. All other operations and results are reported under the “All Other” category as a reconciling item to consolidated amounts, which includes the business results from our sale of natural gas extracted as a byproduct from our underground coal mines, royalties from our leased properties and the business results related to the Blue Creek mine development. Our natural gas and royalty businesses do not meet the criteria in ASC 280, Segment Reporting, to be considered as operating or reportable segments.
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

	For the years ended December 31,
	2023	2022	2021
(in thousands)
Segment Adjusted EBITDA	$737,723	$996,974	$474,001
Metric tons sold	6,820	5,099	5,699
Metric tons produced	6,936	5,729	5,084
Average net selling price per metric ton	$241.64	$334.89	$180.43
Cash cost of sales per metric ton	$132.60	$138.35	$96.43
Adjusted EBITDA	$698,866	$994,221	$457,008

Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative expenses, business interruption expenses, idle mine expenses, loss on early extinguishment of debt, other (expense) income, net interest (income) expense, income tax expense and certain transactions or adjustments that the CEO, our Chief Operating Decision Maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

Sales Volumes and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our coal. Our sales volume and sales prices are largely dependent upon the terms of our coal sales contracts, for which prices generally are set on daily index averages or a quarterly basis. The volume of coal we sell is also a function of the pricing environment in the international steelmaking coal markets and the amounts of Low Vol and High Vol A coal that we sell. We evaluate the price we receive for our coal based on our average net selling price per metric ton.
Our average net selling price per metric ton represents our coal net sales revenue divided by total metric tons of coal sold. In addition, our average net selling price per metric ton is net of the previously mentioned demurrage and quality specification adjustments.
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to GAAP, are classified in the Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce steelmaking coal and sell it free-on-board at the Port of Mobile in Alabama. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities, such as Blue Creek.
We believe that this non-GAAP financial measure provides additional insight into our operating performance, and reflects how management analyzes our operating performance and compares that performance against other companies on a consistent basis for purposes of business decision making by excluding the impact of certain items that management does not believe are indicative of our core operating performance. We believe that cash costs of sales presents a useful measure of our controllable costs and our operational results by including all costs incurred to produce steelmaking coal and sell it free-on-board at the Port of Mobile in Alabama. Period-to-period comparisons of cash cost of sales are intended to help management identify and assess additional trends potentially impacting our Company that may not be shown solely by period-to-period comparisons of cost of sales. Cash cost of sales should not be considered an alternative to cost of sales or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash cost of sales excludes some, but not all, items that affect cost of sales, and our presentation may vary from the presentations of other companies. As a result, cash cost of sales as presented below may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of cash cost of sales to total cost of sales, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the years ended December 31,
	2023	2022	2021
(in thousands)
Cost of sales	$910,269	$710,605	$554,282
Asset retirement obligation accretion and valuation adjustment	(2,109)	(1,801)	(2,802)
Stock compensation expense	(3,841)	(3,379)	(1,917)
Cash cost of sales	$904,319	$705,425	$549,563
Adjusted EBITDA
We define Adjusted EBITDA as net income before net interest (income) expense, income tax expense, depreciation and depletion, non-cash asset retirement obligation accretion and valuation adjustments, non-cash stock compensation expense, other non-cash accretion and valuation adjustments, non-cash mark-to-market (gain) loss on gas hedges, loss on early extinguishment of debt, business interruption expenses, idle mine expenses and other income and expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the years ended December 31,
	2023	2022	2021
(in thousands)
Net income	$478,629	$641,298	$150,881
Interest (income) expense, net	(22,739)	18,995	$35,389
Income tax expense	$72,790	141,806	49,096
Depreciation and depletion	127,356	115,279	141,418
Asset retirement obligation accretion and valuation adjustment (1)	4,535	1,941	3,427
Stock compensation expense (2)	18,300	17,621	9,370
Other non-cash accretion and valuation adjustments (3)	205	(5,344)	1,881
Non-cash mark-to-market loss on gas hedges (4)	(1,227)	27,708	1,595
Loss on early extinguishment of debt (5)	11,699	—	9,678
Business interruption (6)	8,291	23,455	21,372
Idle mine (7)	—	12,137	33,899
Other (expense) income (8)	1,027	(675)	(998)
Adjusted EBITDA	$698,866	$994,221	$457,008

(1)Represents non-cash accretion expense and valuation adjustment associated with our asset retirement obligations (see Note 8 to our consolidated financial statements).
(2)Represents non-cash stock compensation expense associated with equity awards (see Note 12 to our consolidated financial statements).
(3)Represents non-cash accretion expense and valuation adjustments associated with our black lung obligations (see Note 10 to our consolidated financial statements).
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
(8)Represents non-recurring expenses incurred in connection with the ransomware attack discovered by the Company on July 29, 2023, proceeds received upon settlement of a lawsuit, COVID-19 pandemic related expenses and proceeds received upon settlement of a lawsuit and settlement proceeds received for the Shared Services Claim and Hybrid Debt Claim associated with the Walter Canada CCAA and other Walter Claims (each discussed below).

Results of Operations
Year Ended December 31, 2023 and 2022
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the years ended December 31, 2023 and 2022.

	For the years ended December 31,
(in thousands)	2023	% of Total Revenues	2022	% of Total Revenues
Revenues:
Sales	$1,647,992	98.3%	$1,707,579	98.2%
Other revenues	28,633	1.7%	31,159	1.8%
Total revenues	1,676,625	100.0%	1,738,738	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	910,269	54.3%	710,605	40.9%
Cost of other revenues (exclusive of items shown separately below)	37,486	2.2%	27,047	1.6%
Depreciation and depletion	127,356	7.6%	115,279	6.6%
Selling, general and administrative	51,817	3.1%	48,791	2.8%
Business interruption	8,291	0.5%	23,455	1.3%
Idle mine	—	—%	12,137	0.7%
Total costs and expenses	1,135,219	67.7%	937,314	53.9%
Operating income	541,406	32.3%	801,424	46.1%
Interest expense	(17,960)	(1.1)%	(31,433)	(1.8)%
Interest income	40,699	2.4%	12,438	0.7%
Loss on early extinguishment of debt	(11,699)	(0.7)%	—	—%
Other (expense) income	(1,027)	(0.1)%	675	—%
Income before income tax expense	551,419	32.9%	783,104	45.0%
Income tax expense	$72,790	4.3%	141,806	8.2%
Net income	$478,629	28.5%	$641,298	36.9%
Sales, production and cost of sales components on a per unit basis for the years ended December 31, 2023 and 2022 were as follows:

	For the years ended December 31,
	2023	2022
Steelmaking Coal (metric tons in thousands)
Metric tons sold	6,820	5,099
Metric tons produced	6,936	5,729
Average net selling price per metric ton	$241.64	$334.89
Cash cost of sales per metric ton	$132.60	$138.35
Cost of production %	60%	53%
Transportation and royalties %	40%	47%

The following list highlights our key accomplishments for the year ended December 31, 2023:
•we achieved strong net income of $478.6 million, or $9.20 per diluted share and adjusted EBITDA of $698.9 million;

•we achieved annual sales volumes of 6.8 million metric tons, a 34% increase compared to the prior year, and production volume of 6.9 million metric tons, a 21% increase compared to the prior year, which represent run rates not seen since 2020;

•we delivered positive cash flows from operations of $701.1 million and free cash flow of $176.3 million while continuing to invest a record high $524.8 million in property, plant and equipment and mine development and retired early approximately 50% of our senior secured notes;

•we maintained a strong balance sheet with total liquidity of $845.6 million, consisting of cash and cash equivalents of $738.2 million and $107.4 million available under our ABL Facility;

•we made excellent progress in developing our world class Blue Creek growth project, which remains on schedule and invested $319.1 million for the year ended December 31, 2023;

•we achieved a total reportable incidence rate of 1.90, which is 57% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.39 for the nine months ended September 30, 2023, which represents the latest data available; and

•we demonstrated an ongoing commitment to returning capital to our stockholders paying a regular quarterly dividend of $0.07 per share, an increase of approximately 17% compared to the prior year and special dividends of $0.88 per share.
Sales were $1.6 billion for the year ended December 31, 2023, compared to $1.7 billion for the year ended December 31, 2022. The $59.6 million decrease in sales was primarily driven by a $635.9 million decrease related to a $93.25 decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $576.3 million increase due to a 34% or 1.7 million metric ton increase in steelmaking coal sales volume. The 34% increase in sales volumes was driven by increased production due to both Mine No. 4 and Mine No. 7 operating at higher capacity levels combined with improved performance by our rail transportation provider and the McDuffie Terminal. While we continued to achieve some of the highest prices for our premium Mine No. 7 Low Vol steelmaking coal, our Mine No. 4 steelmaking coal transitioned in the second half of the year from Mid Vol to a High Vol A quality that typically trades at a larger discount to the price of coal from Mine No. 7.
For the year ended December 31, 2023, the Company's geographic customer mix was 48% in Europe, 29% in Asia, 21% in South America and 2% in the U.S. For the year ended December 31, 2022, the Company's geographic customer mix was 61% in Europe, 20% in Asia and 19% in South America.
Other revenues for the year ended December 31, 2023 were $28.6 million compared to $31.2 million for the year ended December 31, 2022. Other revenues are comprised of revenue derived from our natural gas operations, gains and losses on our natural gas hedges and earned royalty revenue. The $2.5 million decrease in other revenues is primarily driven by a decrease in gas revenues of $26.5 million related to a $4.24 or 60% decrease in the Southern Louisiana natural gas price average partially offset by a $28.9 million loss recognized in the prior year on the fair value adjustment related to our natural gas swap contracts.
Cost of sales (exclusive of items shown separately below) was $910.3 million, or 54.3% of total revenues for the year ended December 31, 2023, compared to $710.6 million, or 40.9% of total revenues for the year ended December 31, 2022. The $199.7 million increase in cost of sales was primarily driven by a $238.1 million increase due to a 34% or 1.7 million metric ton increase in steelmaking coal sales volumes offset partially by a $39.2 million decrease due to a $5.75 per metric ton decrease in the average cash cost of sales per metric ton. The decrease in average cash cost of sales per metric ton is primarily due to decreased transportation and royalty costs driven by lower average net selling prices and its impact on our transportation and royalty costs partially offset by higher labor costs due to the returning employees from the labor strike.
Cost of other revenues was $37.5 million for the year ended December 31, 2023, compared to $27.0 million for the year ended December 31, 2022. The $10.4 million increase is primarily due to an increase in gas compression costs, asset retirement obligation accretion expense and a decrease of approximately of $5.2 million in our black lung obligation valuation adjustment benefit recorded annually in the fourth quarter primarily attributable to changes in discount rates and claims history.
Depreciation and depletion was $127.4 million, or 7.6% of total revenues, for the year ended December 31, 2023, compared to $115.3 million, or 6.6% of total revenues for the year ended December 31, 2022. The $12.1 million increase in depreciation and depletion is primarily driven by a 34% or 1.7 million metric ton increase in steelmaking coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $51.8 million, or 3.1% of total revenues for the year ended December 31, 2023 compared to $48.8 million, or 2.8% of total revenues for the year ended December 31, 2022. The $3.0 million increase in selling, general and administrative expenses is primarily driven by an increase in employee related expenses.

Business interruption expenses were $8.3 million, 0.5% of total revenues for the year ended December 31, 2023, compared to $23.5 million, or 1.3% of total revenues for the year ended December 31, 2022. These expenses decreased compared to the prior period primarily due to the end of the labor strike in February 2023 and represent non-recurring expenses that are directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses. We expect to incur ongoing legal expenses associated with the labor negotiations.
Idle mine expenses were $12.1 million, or 0.7% of total revenues for the year ended December 31, 2022. These expenses represent idle expenses incurred in connection with the idling of Mine No. 4 and reduced operations at Mine No. 7, such as electricity, insurance and maintenance labor.
Interest expense was $18.0 million, or 1.1%, of total revenues, for the year ended December 31, 2023, compared to $31.4 million, or 1.8% of total revenues, for the year ended December 31, 2022. The $13.5 million decrease is due to the retirement of debt of $162.4 million.
Interest income was $40.7 million, or 2.4% of total revenues, for the year ended December 31, 2023, compared to $12.4 million, or 0.7% of total revenues, for the year ended December 31, 2022. The $28.3 million increase was primarily driven by an increase in yields earned on cash investments.
For the year ended December 31, 2023, we recognized a loss on early extinguishment of debt of $11.7 million upon the extinguishment of $146.1 million of our Notes. The loss on early extinguishment of debt represents a premium paid to retire the debt, fees incurred in connection with the transaction, accelerated amortization of debt discount and debt issuance costs.
Other expense for the year ended December 31, 2023 represents non-recurring expenses incurred in connection with the ransomware attack discovered by the Company on July 29, 2023 and proceeds received from the Chapter 11 Cases (as defined below) from Walter Energy, Inc. We do not anticipate any additional material expenses in the future related to this ransomware incident. Other income for the year ended December 31, 2022 represents proceeds received in connection with the settlement of a lawsuit offset partially by COVID-19 pandemic related expenses.
For the year ended December 31, 2023, we recognized income tax expense of $72.8 million or an effective tax rate of 13.2% primarily due to pre-tax income of $551.4 million offset partially by an income tax benefit of $26.1 million due to a deduction under Section 250 of the Code: Foreign-Derived Intangible Income ("FDII") and $21.8 million of depletion. For the year ended December 31, 2022, we recognized income tax expense of $141.8 million or an effective tax rate of 18.1% primarily due to pre-tax income of $783.1 million offset partially by an income tax benefit due to $23.6 million of depletion.
At December 31, 2023, we had state NOLs of approximately $928.2 million. These NOLs represent a deferred tax asset of approximately $6.9 million, net of the valuation allowance. See Note 7 of the Notes to the Financial Statements for more information.
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
Our available liquidity as of December 31, 2023 was $845.6 million, consisting of $738.2 million of cash and cash equivalents and $107.4 million, net of outstanding letters of credit, of availability under our ABL Facility. As of December 31, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
During the year ended December 31, 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from this open-market purchase is estimated to be approximately $4.0 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Statements of Operations. In addition, in the third quarter of 2023, we retired approximately $146.1 million of our Notes and recognized a loss on early extinguishment of debt of $11.7 million, which represents a premium paid to retire the debt, accelerated amortization of debt discount, net, and fees incurred in connection with the transaction.
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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.0 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $1.8 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2023, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $44.3 million, $18.6 million as collateral for self-insured black lung related claims and $5.2 million for miscellaneous purposes.
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
Statements of Cash Flows
Cash balances were $738.2 million, $829.5 million and $395.8 million at December 31, 2023, December 31, 2022, and December 31, 2021, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the years ended December 31,
	2023	2022	2021

Net cash provided by operating activities	$701,108	$841,904	$351,543
Net cash used in investing activities	(527,207)	(255,144)	(71,146)
Net cash (used in) provided by financing activities	(265,184)	(153,119)	(96,474)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(91,283)	$433,641	$183,923
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount, accretion expense and valuation adjustment associated with our asset retirement obligations, mark-to-market adjustments on gas hedges, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers, production and sale of coal inventory and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $701.1 million for the year ended December 31, 2023, and was primarily attributed to net income of $478.6 million adjusted for depreciation and depletion expense of $127.4 million, deferred income tax expense of $52.9 million, stock-based compensation expense of $18.2 million, loss on early extinguishment of debt of $11.7 million, accretion and valuation adjustment of asset retirement obligations of $4.5 million and amortization of debt issuance costs and debt discount of $2.1 million and a decrease in net working capital of $5.7 million. The decrease in our working capital was primarily attributable to a decrease in trade accounts receivable offset partially by an increase in inventories, an increase in accrued expenses and other current liabilities and an increase in income tax receivable. The decrease in trade accounts receivable is due to the timing of sales and collections combined with a $93.25 decrease in our steelmaking coal average net selling price per metric ton offset partially by a 1.7 million increase in steelmaking coal metric tons sold. The increase in inventories is due to an increase in production.
Net cash provided by operating activities was $841.9 million for the year ended December 31, 2022, and was primarily attributed to net income of $641.3 million adjusted for depreciation and depletion expense of $115.3 million, deferred income tax expense of $141.8 million, stock-based compensation expense of $17.6 million, mark-to-market loss on gas hedges of $4.0 million, amortization of debt issuance costs and debt discount of $3.2 million, accretion expense and valuation adjustment of asset retirement obligations of $1.9 million, an increase in other operating activities of $0.8 million and an increase in net working capital of $84.0 million. The increase in our working capital was primarily attributable to an increase in inventories and trade accounts receivable offset partially by an increase in accrued expenses and other current liabilities.
Investing Activities
Net cash used in investing activities was $527.2 million for the year ended December 31, 2023, primarily comprised of $491.7 million of purchases of property, plant and equipment and $33.1 million of capitalized mine development costs associated with our Blue Creek development. We spent approximately $91.7 million in sustaining capital and spent an additional $400.0 million in other discretionary capital, which primarily included capital spent on the development of Blue Creek of $319.1 million, deposits on two extra sets of longwall shields of $50.9 million and capital spent on the bunker at Mine No. 4 of $24.5 million. The current period also includes $2.4 million cash paid to acquire the remaining ownership interest in gas wells owned by an independent third party.
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

Financing Activities
Net cash used in financing activities was $265.2 million for the year ended December 31, 2023, primarily due to the retirements of debt related to our Notes of $162.4 million, payment of quarterly and special dividends of $61.1 million and principal repayments of financing lease obligations of $32.3 million.
Net cash used in financing activities was $153.1 million for the year ended December 31, 2022, primarily due to the payment of quarterly and special dividends of $79.7 million, retirements of debt related to our Notes of $39.4 million and principal repayments of financing lease obligations of $30.3 million.
Capital Allocation Policy
On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. In February 2023, we announced that the Board approved an increase in the regular quarterly cash dividend by 17%, from $0.06 per share to $0.07 per share. On February 9, 2024, we announced the Board approved an increase in the regular quarterly cash dividend by 14% from $0.07 per share to $0.08 per share and declared a special cash dividend of $0.50 per share. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to develop our strategic growth project Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.
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
During the year ended December 31, 2023, we have paid $61.1 million of regular quarterly and special cash dividends under the Capital Allocation Policy.

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
As of December 31, 2022, the Company has repurchased 0.5 million shares for approximately $10.6 million, leaving $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

ABL Facility
On December 6, 2021, we entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among us and certain of our subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent (in such capacity, the "Agent"), which amends and restates in its entirety the existing Amended and Restated Asset-Based Revolving Credit Agreement (as amended, the “ABL Facility”). The Second Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the ABL Facility to December 6, 2026; (ii) changed the calculation of the interest rate payable on borrowings from being based on a London Inter-Bank Offered Rate to be based on a Secured Overnight Financing Rate, with corresponding changes to the applicable interest rate margins with respect to such borrowings, (iii) amended certain definitions related to the calculation of the borrowing base; (iv) increased the commitments that may be used to issue letters of credit to $65.0 million; and (v) amended certain baskets contained in the covenants to conform to the baskets contained in the indenture governing the Notes (the "Indenture"). The Second Amended and Restated Credit Agreement also allows us to borrow up to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $65.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on December 6, 2026. As of December 31, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2023, the Company had $107.4 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2023, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2023.
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
During the year ended December 31, 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Statements of Operations.
Offers to Purchase the Notes
On August 9, 2023, we commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150.0 million principal amount of its outstanding Notes, at a repurchase price of 103% of the aggregate principal amount of such Notes, plus accrued and unpaid interest with respect to such Notes to, but not including, the date of repurchase (the “Restricted

Payment Repurchase Price”). Concurrently with, but separate from, the Restricted Payment Offer, we commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150.0 million principal amount of the Notes at a repurchase price of 104.25% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase (the “TO Repurchase Price”). The Offers expired on September 7, 2023 (the “Expiration Date”).
Restricted Payment Offer

As of the Expiration Date, $0.2 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Restricted Payment Offer. Pursuant to the terms of the Restricted Payment Offer:
(1) an automatic pro ration factor of 49.5674% was applied to the $0.2 million aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Restricted Payment Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $0.1 million aggregate principal amount of the Notes (the “RP Pro-Rated Tendered Notes”);
(2) we accepted all $0.1 million aggregate principal amount of the RP Pro-Rated Tendered Notes for payment of the Restricted Payment Repurchase Price in cash; and
(3) the remaining balance of $0.1 million aggregate principal amount of the Notes tendered that were not RP Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.
We consummated the Restricted Payment Offer on September 8, 2023.
Accordingly, pursuant to the terms of the Indenture, we will have the ability from time to time in the future to make one or more restricted payments (the "Proposed Restricted Payment") in the form of special dividends to holders of our common stock and/or repurchases of our common stock in the aggregate amount of up to $299.9 million consistent with the terms of the Capital Allocation Policy adopted by our Board. Any future Proposed Restricted Payments will be at the discretion of the Board and subject to a number of factors and there can be no assurance that we will make any Proposed Restricted Payments in the future.
Tender Offer
As of the Expiration Date, $294.8 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. Pursuant to the terms of the Tender Offer:
(1) an automatic pro ration factor of 49.5674% was applied to the $294.8 million aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Tender Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $146.0 million aggregate principal amount of the Notes (the “TO Pro-Rated Tendered Notes”);
(2) we accepted all $146.0 million aggregate principal amount of the TO Pro-Rated Tendered Notes for payment of the TO Repurchase Price in cash; and
(3) the remaining balance of $148.8 million aggregate principal amount of the Notes tendered that were not TO Pro-Rated Tendered Notes were not accepted for payment and were returned to the tendering holder of the Notes.
We consummated the Tender Offer on September 11, 2023.
In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, we recognized a loss on early extinguishment of debt of $11.7 million during the year ended December 31, 2023.

Short-Term Investments
During the year ended December 31, 2023, we had $9.0 million of collateral recognized as short term investments. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the acquisition of certain assets of Walter Energy and relate to periods prior to March 31, 2016.
Capital Expenditures
Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of steelmaking coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. The cost of our capital expenditures are also impacted by inflation and any prolonged inflation could result in higher costs and decreased margins and earnings. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines and the development of the high-quality steelmaking coal recoverable reserves at Blue Creek could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.
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
Our capital expenditures were $491.7 million and $205.2 million for the years ended December 31, 2023 and December 31, 2022, respectively. During 2023, we spent approximately $91.7 million in sustaining capital and an additional $400.0 million in other discretionary capital, which primarily included capital spent on the development of Blue Creek of $319.1 million, final payments on two extra sets of longwall shields of $50.9 million and capital spent on the bunker at Mine No. 4 of $24.5 million. Our deferred mine development costs were $33.1 million and $48.9 million for the years ended December 31, 2023 and December 31, 2022, respectively, and primarily relate to the development of Blue Creek and Mine No. 4. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of steelmaking coal taking into consideration the funding available to maintain our operations at optimal production levels.
Our capital spending is expected to range from $435.0 million to $500.0 million for the full year 2024, consisting of sustaining capital expenditures of approximately $100.0 to $110.0 million and discretionary capital expenditures of approximately $335.0 to $390.0 million for the development of Blue Creek reserves and Mine No. 4. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts.
Amended Rights Agreement
On February 14, 2020, we adopted an NOL Rights Agreement, which was amended on March 4, 2022 by Amendment No. 1 to the Rights Agreement and on December 8, 2023 by Amendment No. 2 to the Rights Agreement, to supplement the 382 Transfer Restrictions. The Company's stockholders ratified the Rights Agreement at the 2020 Annual Meeting of Stockholders and ratified the Amendment No. 1 to Rights Agreement at the 2022 Annual Meeting of Stockholders.

The Amended Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of our federal and state NOLs and is similar to plans adopted by other companies with significant federal and state NOLs.

Pursuant to the Amended Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) was distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock. If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $159.00 per Right. While the Amended Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Amended Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the Common Stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider and approve requests to exempt certain acquisitions of the Company’s securities from the Amended Rights Agreement if the Board determines that doing so would not limit or impair the availability of the federal and state NOLs or is otherwise in the best interests of the Company and conditioned upon and subject to the satisfaction of certain continuing factual representations and covenants. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Amended Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s financial condition or results of operations (including earnings per share).

The Rights will expire on the earliest of (i) the close of business on April 19, 2026, (ii) the time at which the Rights are redeemed as provided in the Amended Rights Agreement, (iii) the time at which the Rights are exchanged as provided in the Amended Rights Agreement, (iv) the time at which the Board determines that the NOLs are fully utilized or no longer available under Section 382 of the Code, (v) the effective date of the repeal of Section 382 of the Code if the Board determines that the Amended Rights Agreement is no longer necessary or desirable for the preservation of NOLs, or (vi) the closing of any merger or other acquisition transaction involving the Company pursuant to an agreement of the type described in the Amended Rights Agreement. Additional details about the Amended Rights Agreement are contained in our Current Reports on Form 8-K filed with the SEC on February 14, 2020, March 4, 2022 and December 8, 2023.
Update on the Development of Blue Creek
More than a year after the relaunch of the Blue Creek mine development in May 2022, Warrior has initiated important and highly beneficial project scope changes that will require incremental capital expenditures over the life of the project while lowering operating costs, increasing flexibility to manage risks, and making better use of multi-channel transportation methods. Most of these scope changes are transportation and logistics-related, with additional amounts related to inflation for these changes only. They are expected to increase total capital expenditures for the Blue Creek mine by approximately $120 - $130 million over the remainder of the project development period.

While the Company originally planned on a single channel to transport coal from the Blue Creek mine via an overland belt to a third-party owned and operated barge loadout facility, it now plans to build a belt conveyor system to a railroad loadout to transport the majority of the coal. We expect this change to de-risk the single channel to market, lower operating cost and move volumes faster to the port. Warrior will also build and operate a barge loadout itself rather than utilizing a third-party provider. The Company believes that the potential economic benefits associated with this scope change should provide Warrior with an inherently robust and cost competitive outbound logistics model that will provide additional flexibility to manage alternative transportation methods. The inclusion of the benefits and incremental capital expenditures relating to these specific scope changes did not have a material impact to the project economic metrics of net present value and internal rate of return.

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

Subject to the considerations discussed above, our revised estimate of capital expenditures in 2024 for the development of the Blue Creek mine is approximately $325 to $375 million and is subject to change. The Company anticipates that its strong cash flow generation and current available liquidity, as well as ability to finance $120 to $130 million of capital expenditures through equipment leases, will allow us to be opportunistic as we evaluate funding options for Blue Creek with the goal of maintaining an efficient and low-cost of capital.

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
Each of these factors may vary considerably from the assumptions used in estimating reserves and resources. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves and resources based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves and resources will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves, resources and depletion rates. As of December 31, 2023, we had estimated reserves totaling 159.1 million metric tons and estimated mineral resources exclusive of reserves of 39.7 million metric tons.
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2023, we had recorded asset retirement obligation liabilities of $84.2 million, including $12.5 million reported as a current liability.
Income Taxes
In connection with the acquisition of certain assets of Walter Energy consummated on March 31, 2016, we acquired deferred tax assets primarily associated with federal and state NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. As of December 31, 2023, we believe we have utilized all of our federal NOLs and federal general business credit carryforwards, subject to the filing of the 2023 federal income tax return. The Company has state NOL carryforwards of approximately $928.2 million, which expire predominantly on December 31, 2029 through December 31, 2034.
We believe the utilization of the state NOLs, subject to certain limitations, will significantly reduce the amount of state income taxes payable by us as compared to what we would have had to pay at the statutory rates without these NOL benefits. Under state law provisions similar to Section 382 of the Code, these NOLs could be subject to annual limitations, further limitations, or elimination, as described below, if we were to undergo a subsequent ownership change in the future. To the extent we have taxable income in the future and can utilize these NOL carryforwards, subject to certain limitations, to reduce taxable income, our cash taxes will be significantly reduced in those future years. See “Part I, Item 1A. Risk Factors—Risks Related to Our Business—We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant federal and state tax NOLs or maintain our deferred tax assets.”
On September 18, 2017, the IRS issued to us a private letter ruling, which favorably resolved certain questions about our ability to qualify for an exception to the annual limitations under Section 382 of the Code on the utilization of NOLs to reduce taxable income. Based on such private letter ruling, we believe that there is no limitation on the utilization of our NOLs to shield our income from federal taxation, and that a similar approach would be applied at the state level. The private letter ruling was issued based on, among other things, certain facts and assumptions, as well as certain representations, statements and undertakings provided to the IRS by us. If any of these facts, assumptions, representations, statements or undertakings are, or become, incorrect, inaccurate or incomplete, the private letter ruling may be invalid and the conclusions reached therein could be jeopardized. If we were to undergo a subsequent ownership change, our ability to utilize our federal and state NOLs and other tax attributes could be subject to severe limitations.
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
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we have determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2023, we have a valuation allowance against our state deferred income tax assets of approximately $41.0 million.
Recently Adopted Accounting Standards
See Note 2 of our consolidated financial statements for disclosures related to new accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Commodity Price Risk

We are exposed to commodity price risk on sales of coal. We typically sell our steelmaking coal under contracts primarily with pricing terms of three months and volume terms of one to three years. Sales commitments in the steelmaking coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of December 31, 2023, the Company had no natural gas swap contracts outstanding.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2023 and 2022 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2023, assuming we had $116.0 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2023. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of December 31, 2023, our internal control over financial reporting is effective based on this assessment and these criteria.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 0042), has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2023, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. Other than as described below, during the three months ended December 31, 2023, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On November 7, 2023, Jack K. Richardson, Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a “Rule 10b5-1 Plan”).

Mr. Richardson’s plan, which provides for the potential sale of up to 88,000 shares of the Company’s common stock, terminates upon the earlier of December 31, 2025 or the date all shares subject to the plan have been sold.

On November 8, 2023, Walter J. Scheller, III, Chief Executive Officer and director of the Company, adopted a Rule 10b5-1 Plan. Mr. Scheller’s plan, which provides for the potential sale of up to 150,000 shares of the Company’s common stock, terminates upon the earlier of December 31, 2025 or the date all shares subject to the plan have been sold.

On November 9, 2023, Kelli K. Gant, Chief Administrative Officer and Corporate Secretary of the Company, adopted a Rule 10b5-1 Plan. Ms. Gant’s plan, which provides for the potential sale of up to 20,000 shares of the Company’s common stock, terminates upon the earlier of December 31, 2025 or the date all shares subject to the plan have been sold.

On November 15, 2023, Dale W. Boyles, Chief Financial Officer of the Company, adopted a Rule 10b5-1 Plan. Mr. Boyles’ plan, which provided for the potential sale of up to 69,000 shares of the Company’s common stock, terminated upon the earlier of December 31, 2025 or the date all shares subject to the plan have been sold.

On November 28, 2023, Mr. Boyles terminated the above-referenced Rule 10b5-1 Plan.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.
Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2023:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	650,460	$—	4,332,083
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2023.

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

4.5
Amendment No. 2 to Rights Agreement, dated as of December 8, 2023, between Warrior Met Coal, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on December 8, 2023).

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

10.4†
Warrior Met Coal, LLC 2016 Equity Incentive Plan (incorporated by reference to Exhibit 10.11 to the Registrant's Amendment No. 1 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 27, 2017).

10.5†
Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 19, 2017).

10.6†
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

10.09†
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

10.11†
Employment Agreement, dated March 1, 2020, by and between Warrior Met Coal, Inc. and Charles Lussier (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on April 29, 2020.)

10.12†
Form of Warrior Met Coal, Inc. 2017 Equity Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on June 5, 2017).

10.13†
Restricted Unit Award Agreement, dated March 31, 2016, by and between Warrior Met Coal, LLC and Walter J. Scheller, III (incorporated by reference to Exhibit 10.13 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission April 10, 2017).

10.14†
Restricted Unit Award Agreement, dated April 20, 2016, by and between Warrior Met Coal, LLC and Jack K. Richardson (incorporated by reference to Exhibit 10.15 to the Registrant's Amendment No. 3 to the Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on April 10, 2017).

10.15†
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

10.20†
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

10.22†	Form of Amendment to Restricted Stock Unit Award Agreement (for non-employee directors).

10.23†
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

10.26†
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

10.29†
Form of Restricted Stock Unit Award Agreement (for non-employee director grants in 2023) (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the commission on May 3, 2023).

10.30†
Form of Restricted Stock Unit Award Agreement (for non-employee director grants in 2023 with deferral election) (incorporated by reference to Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the commission on May 3, 2023).

10.31†
Warrior Met Coal, Inc. Transformational Retention/Incentive Award Agreement, dated May 1, 2023, by and between Warrior Met Coal, Inc. and Walter J. Scheller, III (incorporated by reference to Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the commission on May 3, 2023).

10.32†
Form of Warrior Met Coal, Inc. Transformational Retention/Incentive Award Agreement (for non-CEO named executive officers), dated May 1, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the commission on May 3, 2023).

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

96.1
Technical Report Summary for Mine No. 7 - S-K 1300 Report (incorporated by reference to Exhibit 96.1 to the Registrant's Amendment No. 1 on Form 10-K/A (File No. 001-38061) filed with the commission on May 18, 2023 to the Registrant's Annual Report on Form 10-K (File No. 002-38061) filed with the commission on February 15, 2023)

96.2
Technical Report Summary for Mine No. 4 - S-K 1300 Report (incorporated by reference to Exhibit 96.2 to the Registrant's Amendment No. 1 on Form 10-K/A (File No. 001-38061) filed with the commission on May 18, 2023 to the Registrant's Annual Report on Form 10-K (File No. 002-38061) filed with the commission on February 15, 2023)

96.3*	Technical Report Summary for Blue Creek - S-K 1300 Report.

97.1*	Warrior Met Coal, Inc. Policy for the Recovery of Erroneously Awarded Compensation.

101INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104*	Cover Page Interactive Data File (formatted Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

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

Date: February 14, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 14, 2024

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2024

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 14, 2024

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 14, 2024

/s/ Ana B. Amicarella
Ana B. Amicarella	Director	February 14, 2024

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 14, 2024

/s/ Lisa M. Schnorr
Lisa M. Schnorr	Director	February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2023 and 2022, the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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

Asset Retirement Obligations
Description of the Matter
At December 31, 2023, the Company had recorded asset retirement obligations of approximately $84.2 million for the estimated costs to reclaim surface lands and supporting infrastructure in accordance with applicable reclamation laws in the United States as defined by each mining permit. Changes in the asset retirement obligations are more fully described in Note 8 to the consolidated financial statements.

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
February 14, 2024

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2023 and 2022, the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 14, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Birmingham, Alabama
February 14, 2024

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	December 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$738,197	$829,480
Short-term investments	9,030	8,608
Trade accounts receivable	98,225	151,826
Other receivables	4,379	3,637
Income tax receivable	7,833	—
Inventories, net	183,949	154,039
Prepaid expenses and other	27,553	25,519
Total current assets	1,069,166	1,173,109
Mineral interests, net	80,442	88,636
Property, plant and equipment, net	1,179,609	738,947
Deferred income taxes	5,854	7,572
Other long-term assets	21,987	19,831
Total assets	$2,357,058	$2,028,095

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$36,245	$39,026
Accrued expenses	81,612	77,435
Asset retirement obligations	12,500	3,900
Short-term financing lease obligations	11,463	24,089
Other current liabilities	5,850	8,674
Total current liabilities	147,670	153,124
Long-term debt	153,023	302,588
Asset retirement obligations	71,666	64,581
Black lung obligations	26,966	27,407
Financing lease obligations	8,756	9,002
Deferred income taxes	74,531	23,378
Other long-term liabilities	—	500
Total liabilities	482,612	580,580
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 54,240,764 issued and 52,018,923 outstanding as of December 31, 2023 and 53,875,409 issued and 51,653,568 outstanding as of December 31, 2022)	542	539
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of December 31, 2023, and December 31, 2022)	(50,576)	(50,576)
Additional paid in capital	279,332	269,956
Retained earnings	1,645,148	1,227,596
Total stockholders’ equity	1,874,446	1,447,515
Total liabilities and stockholders’ equity	$2,357,058	$2,028,095
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2023	2022	2021
Revenues:
Sales	$1,647,992	$1,707,579	$1,028,283
Other revenues	28,633	31,159	30,933
Total revenues	1,676,625	1,738,738	1,059,216
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	910,269	710,605	554,282
Cost of other revenues (exclusive of items shown separately below)	37,486	27,047	28,899
Depreciation and depletion	127,356	115,279	141,418
Selling, general and administrative	51,817	48,791	35,593
Business interruption	8,291	23,455	21,372
Idle mine	—	12,137	33,899
Total costs and expenses	1,135,219	937,314	815,463
Operating income	541,406	801,424	243,753
Interest expense	(17,960)	(31,433)	(36,500)
Interest income	40,699	12,438	1,111
Loss on early extinguishment of debt	(11,699)	—	(9,678)
Other (expense) income	(1,027)	675	1,291
Income before income taxes	551,419	783,104	199,977
Income tax expense	72,790	141,806	49,096
Net income	$478,629	$641,298	$150,881
Basic and diluted net income per share:
Net income per share—basic	$9.21	$12.42	$2.94
Net income per share—diluted	$9.20	$12.40	$2.93
Weighted average number of shares outstanding—basic	51,973	51,622	51,382
Weighted average number of shares outstanding— diluted	52,045	51,715	51,445
Dividends per share:	$1.16	$1.54	$0.20
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2020	$534	$—	$(50,576)	$249,746	$525,537	$725,241
Net income	—	—	—	—	150,881	150,881
Dividends paid ($0.20 per share)	—	—	—	—	(10,455)	(10,455)
Stock compensation	—	—	—	9,355	—	9,355
Other	3	—	—	(3,042)	—	(3,039)
Balance at December 31, 2021	$537	$—	$(50,576)	$256,059	$665,963	$871,983
Net income	—	—	—	—	641,298	641,298
Dividends paid ($1.54 per share)	—	—	—	—	(79,665)	(79,665)
Stock compensation	—	—	—	17,621	—	17,621
Other	2	—	—	(3,724)	—	(3,722)
Balance at December 31, 2022	$539	$—	$(50,576)	$269,956	$1,227,596	$1,447,515
Net income	—	—	—	—	478,629	478,629
Dividends paid ($1.16 per share)	—	—	—	—	(61,077)	(61,077)
Stock compensation	—	—	—	18,300	—	18,300
Other	3	—	—	(8,924)	—	(8,921)
Balance at December 31, 2023	$542	$—	$(50,576)	$279,332	$1,645,148	$1,874,446

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$478,629	$641,298	$150,881
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	127,356	115,279	141,418
Deferred income tax expense	52,871	141,806	49,096
Stock-based compensation expense	18,207	17,621	9,370
Mark-to-market loss on gas hedges	—	4,043	1,595
Amortization of debt issuance costs and debt discount, net	2,094	3,165	1,741
Accretion and valuation adjustment of ARO	4,535	1,941	3,427
Loss on early extinguishment of debt	11,699	—	9,678
Changes in operating assets and liabilities:
Trade accounts receivable	53,601	(29,676)	(38,852)
Other receivables	1,187	7,225	(2,849)
Income tax receivable	(7,833)	—	—
Inventories	(30,785)	(79,845)	45,693
Prepaid expenses and other current assets	(2,034)	888	11,387
Accounts payable	215	(5,442)	(20,322)
Accrued expenses and other current liabilities	(8,645)	22,803	(16,444)
Other	11	798	5,724
Net cash provided by operating activities	701,108	841,904	351,543
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(491,674)	(205,242)	(57,893)
Deferred mine development costs	(33,112)	(48,935)	(13,462)
Acquisition of leased mineral rights	—	(3,500)	—
Acquisitions, net of cash acquired	(2,421)	2,533	—
Proceeds from sale of property, plant and equipment	—	—	209
Net cash used in investing activities	(527,207)	(255,144)	(71,146)
FINANCING ACTIVITIES
Dividends paid	(61,077)	(79,665)	(10,455)
Proceeds from issuance of debt	—	—	347,701
Repayments under ABL Facility	—	—	(40,000)
Retirements of debt	(162,358)	(39,382)	(350,304)
Principal repayments of financing lease obligations	(32,330)	(30,348)	(29,022)
Debt issuance costs paid	—	—	(11,352)
Other	(9,419)	(3,724)	(3,042)
Net cash used in financing activities	(265,184)	(153,119)	(96,474)
Net (decrease) increase in cash and cash equivalents	(91,283)	433,641	183,923
Cash and cash equivalents at beginning of period	829,480	395,839	211,916
Cash and cash equivalents at end of period	$738,197	$829,480	$395,839
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended December 31,
	2023	2022	2021
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$23,970	$27,810	$36,359
Cash paid for income taxes	$27,004	$—	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing leases - equipment	$11,312	$8,150	$46,961

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS
Note 1—Business and Basis of Presentation
Description of the Business

Warrior Met Coal, Inc. is a U.S.-based, environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company is a large-scale, low-cost producer and exporter of premium steelmaking coal, also known as hard-coking coal ("HCC"), operating highly efficient longwall operations in its underground mines based in Alabama. The HCC that the Company produces from the Blue Creek coal seam contains very low sulfur and has strong coking properties. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying financial statements include the accounts of Warrior Met Coal, Inc and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.
Collective Bargaining Agreement

The Company's Collective Bargaining Agreement (“CBA”) contract with the United Mine Workers of America (“UMWA”) expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expenses of $12.1 million and $33.9 million for the years ended December 31, 2022 and December 31, 2021, respectively. These expenses are reported separately in the Statements of Operations and represent expenses incurred while the respective mine is idled or operating below normal capacity, such as electricity, insurance and maintenance labor. The Company incurred business interruption expenses of approximately $8.3 million, $23.5 million and $21.4 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021 respectively, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work which began in February has been completed. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.

Acquisitions
On March 31, 2023, the Company acquired the remaining ownership interest in gas wells owned by an independent third party for $2.4 million. The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The acquisition is not deemed to be material to the financial statements.
On March 1, 2022, the Company acquired the remaining 50% interest in Black Warrior Methane and Black Warrior Transmission for $0.3 million. The purchase consideration has been allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The acquisition is not deemed to be material to the financial statements.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing steelmaking coal to foreign steel producers. For the year ended December 31, 2023, approximately 98.3% of sales were derived from coal shipments to customers, located primarily in Europe, South America and Asia. At December 31, 2023 approximately 97.8% of trade receivables were related to these customers. For the year ended December 31, 2023, the Company's geographic customer mix was 48% in Europe, 29% in Asia, 21% in South America and 2% in the U.S.
During the year ended December 31, 2023, E-Commodities Holdings Private Limited, Salzgitter Flachstahl GMBH and Exiros BV Sucursal Uruguay accounted for $246.4 million, or 14.9%, $205.7 million, or 12.4%, and $195.3 million, or 11.8% of total revenues, respectively. During the year ended December 31, 2022, Xcoal Energy & Resources, Salzgitter Flachstahl GMBH and Thyssenkrupp Steel Europe AG accounted for $330.1 million, or 19.1%, $207.8 million or 12.0% and $187.0 million, or 10.8% of total revenues, respectively. During the year ended December 31, 2021, Xcoal Energy & Resources and Salzgitter Flachstahl GMBH accounted for $526.2 million, or 51.0%, and $118.1 million, or 11.4% of total revenues, respectively.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes to the customer. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. Occasionally, the Company will sell coal stockpiles at the barge loadout or port upon which control, title and risk of loss transfers when stockpiles are segregated. For all steelmaking coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 20.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of December 31, 2023, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Shipping and Handling
Costs incurred to transport coal to the point of sale at the Port of Mobile, Alabama, are included in cost of sales and the gross amounts billed to customers, if any, to cover shipping and handling to the ultimate/final destination are included in sales.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2023, the Company’s short-term investments of $9.0 million consisted of cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the units-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $9.6 million, $7.4 million, and $8.3 million for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations.
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
Impairment of Long-Lived Assets
Property, plant and equipment and other long-lived assets are reviewed for impairment at least annually or whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. The Company periodically evaluates whether events and circumstances have occurred that would indicate possible impairment. When impairment indicators exist, the Company uses an estimate of the future undiscounted cash flows of the related asset or asset group over the remaining life in measuring whether or not the asset values are recoverable. If the carrying amount of an asset or asset group exceeds its estimated future cash flows, impairment is recognized equal to the amount by which the carrying amount of the

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

asset exceeds the fair value of the asset or asset group. Fair value is generally determined using market quotes, if available, or a discounted cash flow approach. The Company’s estimate of future undiscounted cash flows is based on assumptions including long-term steelmaking coal pricing forecasts, anticipated production volumes and mine operating costs for the life of the mine or estimated useful life of the asset.
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
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method. As of December 31, 2023 and December 31, 2022, there were $3.0 million and $4.0 million, respectively, of unamortized origination fees related to the ABL Facility (as defined in Note 13) in other long-term assets on the accompanying Balance Sheet. As of December 31, 2023 and December 31, 2022 there were $3.5 million and $8.0 million, respectively, of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined in Note 13), which is presented as a net deduction from the carrying amount of the related debt recognized in the accompanying Balance Sheet.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

New Accounting Pronouncements
In November 2023, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires a public entity to disclose significant segment expenses and other segment items on an annual and interim basis and provide in interim periods all disclosures about a reportable segment’s profit or loss and assets that are currently required annually. Additionally, it requires a public entity to disclose the title and position of the Chief Operating Decision Maker (CODM). The ASU does not change how a public entity identifies its operating segments, aggregates them, or applies the quantitative thresholds to determine its reportable segments. The new standard is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. A public entity should apply the amendments in this ASU retrospectively to all prior periods presented in the financial statements. We expect this ASU to only impact our disclosures with no impacts to our results of operations, cash flows or financial condition.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which focuses on the rate reconciliation and income taxes paid. ASU No. 2023-09 requires a public business entity ("PBE") to disclose, on an annual basis, a tabular rate reconciliation using both percentages and currency amounts, broken out into specified categories with certain reconciling items further broken out by nature and jurisdiction to the extent those items exceed a specified threshold. In addition, all entities are required to disclose income taxes paid, net of refunds received disaggregated by federal, state/local, and foreign and by jurisdiction if the amount is at least 5% of total income tax payments, net of refunds received. For PBEs, the new standard is effective for annual periods beginning after December 15, 2024, with early adoption permitted. An entity may apply the amendments in this ASU prospectively by providing the revised disclosures for the period ending December 31, 2025 and continuing to provide the pre-ASU disclosures for the prior periods, or may apply the amendments retrospectively by providing the revised disclosures for all period presented. The Company early adopted this ASU and the required disclosures are disclosed in Note 7.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Coal	$129,989	$109,822
Raw materials, parts, supplies and other, net	53,960	44,217
Total inventories, net	$183,949	$154,039
Note 4—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Deferred longwall move expenses	$18,513	$18,952
Prepaid insurance	1,991	1,424
Other	7,049	5,143
Total prepaid expenses and other	$27,553	$25,519

Note 5—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $147.7 million and the related accumulated depletion totaled $67.3 million and $59.1 million as of December 31, 2023 and December 31, 2022, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	December 31, 2023	December 31, 2022
Land	$74,631	$72,404
Land improvements	18,372	18,372
Building and leasehold improvements	99,121	81,737
Mine development and infrastructure costs	95,021	70,805
Machinery and equipment	1,087,635	852,141
Financing lease right of use asset	105,469	97,550
Construction in progress	425,124	168,025
Total	1,905,373	1,361,034
Less: Accumulated depreciation	(725,764)	(622,087)
Property, plant and equipment, net	$1,179,609	$738,947
Depreciation and depletion expense was $127.4 million, $115.3 million, and $141.4 million, for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively. Construction in progress includes capitalized interest of $12.1 million and $1.4 million as of December 31, 2023 and December 31, 2022, respectively.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Advance mining royalties	$11,268	$7,087
ABL Facility origination fees	3,003	4,003
Other	7,716	8,741
Total other long-term assets	$21,987	$19,831

Note 7—Income Taxes

Income tax expense consisted of the following (in thousands):

	For the years ended December 31,
	2023	2022	2021
Current
Federal	$19,914	$—	$—
State	5	—	—
	19,919	—	—
Deferred
Federal	51,153	143,897	19,031
State	1,718	(2,091)	30,065
	52,871	141,806	49,096
Total	$72,790	$141,806	$49,096

For the year ended December 31, 2023, the Company recognized income tax expense of $72.8 million or an effective tax rate of 13.2%. The Company's federal income tax payments were $27.0 million in 2023 and there were no federal income tax payments in 2022 or 2021. As of December 31, 2023, the Company has a current income tax receivable of $7.8 million, which is expected to be applied to estimated income tax payments in 2024.
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 21%) by income before income taxes as a result of the following (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2023		2022		2021
	Amount	Rate	Amount	Rate	Amount	Rate
Income before income tax expense	551,419		$783,104		$199,977
Tax expense at statutory tax rate	115,798	21.0%	$164,452	21.0%	$41,995	21.0%
Effect of:
Section 250: foreign derived intangible income	(26,077)	(4.7)%	—	—%	—	—%
Depletion	(21,811)	(4.0)%	(23,638)	(3.0)%	(12,227)	(6.1)%
State and local income tax, net of federal effect	1,925	0.3%	2,115	0.3%	(22,387)	(11.2)%
Valuation allowance on deferred tax assets	(417)	(0.1)%	(4,519)	(0.6)%	45,952	23.0%
Section 45I marginal well credit	—	—%	(87)	—%	(4,702)	(2.4)%
Other	3,372	0.6%	3,483	0.4%	465	0.2%
Tax expense recognized	$72,790	13.2%	$141,806	18.1%	$49,096	24.6%
The rates for all periods include a benefit related to depletion and a benefit or expense related to adjustments to the valuation allowance on deferred tax assets and Internal Revenue Code ("IRC") Section 45I marginal well credits. For the year ended December 31, 2023, the Company recognized an income tax benefit of $26.1 million related to a deduction under IRC Section 250: Foreign-Derived Intangible Income. The Tax Cuts and Jobs Act was enacted on December 22, 2017 and enacted IRC Section 250: FDII, which provides for among other things, a deduction of 37.5% with respect to foreign-derived intangible income. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. The Company has historically not been eligible to claim the deduction due to the deduction being limited to taxable income and the Company's ability to utilize its net operating losses to offset taxable income.
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
Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	December 31, 2023	December 31, 2022
Deferred income tax assets:
Net operating loss and credit carryforwards	$47,940	$98,533
Inventory	2,204	1,560
Asset retirement obligations	17,900	14,466
Black lung obligations	6,134	6,391
Accrued expenses	6,259	5,955
Other	1,299	864
Total deferred income tax assets	81,736	127,769
Less: valuation allowance for deferred income tax assets	(41,016)	(41,433)
Net deferred income tax assets	40,720	86,336
Deferred income tax liabilities:
Prepaid expenses	(6,757)	(8,308)
Property, plant and equipment	(100,834)	(92,748)
Other	(1,806)	(1,086)
Total deferred income tax liabilities	(109,397)	(102,142)
Net deferred income tax liability	$(68,677)	$(15,806)

During the year ended December 31, 2023, the Company fully utilized all of its federal net operating loss ("NOL") carryforwards and general business credits. The Company has state NOL carryforwards of approximately $928.2 million, which expire predominantly on December 31, 2029 through December 31, 2035.

A company generally is allowed a deduction for federal and state NOLs against its federal and state taxable income. If a Company undergoes an “ownership change” as defined in Section 382 of the Code or similar provisions of state law, its ability to deduct federal and state NOLs against its federal or state taxable income and utilize certain other available tax attributes can be limited. While the Company does not believe an ownership change has occurred since April 1, 2016, because the rules under Section 382 are highly complex and actions of the Company's stockholders which are beyond its control or knowledge could impact whether an ownership change has occurred, the Company cannot give you any assurance that another Section 382 ownership change has not occurred or will not occur in the future. As a result of the Company qualifying for the aforementioned exception, were the Company to have undergone a subsequent ownership change prior to April 1, 2018, its federal and state NOLs would effectively be reduced to zero. An ownership change after such date would severely limit the Company's ability to utilize its federal and state NOLs and other tax attributes.
Amended Rights Agreement

On February 14, 2020, the Company adopted the Rights Agreement, which was amended on March 4, 2022 by Amendment No. 1 to the Rights Agreement and on December 8, 2023 by Amendment No. 2 (the "Rights Agreement", and as amended, the "Amended Rights Agreement"), in an effort to prevent the imposition of significant limitations due to an "ownership change" within the meaning of Section 382 of the Code on the Company's ability to utilize its current federal and state NOLs to reduce its future tax liabilities. The Company's stockholders ratified the Rights Agreement at the 2020 Annual Meeting of Stockholders and ratified the Amendment No. 1 to the Rights Agreement at the 2022 Annual Meeting of Stockholders.

The Amended Rights Agreement is intended to supplement the 382 Transfer Restrictions and is designed to serve the interests of all stockholders by preserving the availability of the Company's federal and state NOLs and is similar to plans adopted by other companies with significant federal and state NOLs.

Pursuant to the Amended Rights Agreement, one preferred stock purchase right (a “Right” or the “Rights”) was distributed to stockholders of the Company for each share of common stock of the Company outstanding as of the close of business on February 28, 2020. Initially, these Rights will not be exercisable and will trade with the shares of common stock. If the Rights become exercisable, each Right will initially entitle stockholders to buy one one-thousandth of a share of a newly created series of preferred stock designated as “Series A Junior Participating Preferred Stock” at an exercise price of $159.00

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

per Right. While the Amended Rights Agreement is in effect, any person or group that acquires beneficial ownership of 4.99% or more of the common stock or any existing stockholder who currently owns 5.00% or more of the common stock that acquires any additional shares of common stock (such person, group or existing stockholder, an "Acquiring Person") without approval from the Board would be subject to significant dilution in their ownership interest in the Company. In such an event, each Right will entitle its holder to buy, at the exercise price, common stock having a market value of two times the then current exercise price of the Right and the Rights held by such Acquiring Person will become void. The Amended Rights Agreement also gives discretion to the Board to determine that someone is an Acquiring Person even if they do not own 4.99% or more of the common stock but do own 4.99% or more in value of the outstanding stock, as determined pursuant to Section 382 of the Code and the regulations promulgated thereunder. In addition, the Board has established procedures to consider and approve requests to exempt certain acquisitions of the Company’s securities from the Amended Rights Agreement if the Board determines that doing so would not limit or impair the availability of the federal and state NOLs or is otherwise in the best interests of the Company and conditioned upon and subject to the satisfaction of certain continuing factual representations and covenants. The Board may redeem the Rights for $0.01 per Right at any time before any person or group triggers the Amended Rights Agreement. The distribution of the Rights is not a taxable event for stockholders of the Company and will not affect the Company’s’ financial condition or results of operations (including earnings per share).

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
Valuation Allowance
The Company periodically assesses whether it is more likely than not that it will generate sufficient taxable income to realize its deferred income tax assets. The Company establishes valuation allowances if it is not likely it will realize its deferred income tax assets. In making this determination, the Company considers all available positive and negative evidence and makes certain assumptions. The Company considers, among other things, scheduled reversals of deferred tax liabilities, projected future taxable income, the overall business environment, its historical financial results, the industry's historically cyclical financial results, its cumulative three-year income or loss position and potential current and future tax planning strategies.
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, the Company determined that it is not more likely than not that the Company would have sufficient taxable income to utilize all of the Company’s Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2023, we have a valuation allowance against our state deferred income tax assets of approximately $41.0 million.
The following table shows the balance of the Company's valuation allowance and the associated activity during 2023:

December 31, 2023
Beginning balance	$41,433
Addition/(Reduction) - current tax expense/(benefit)	(417)
Ending balance	$41,016

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Uncertain Tax Positions
The Company has filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. Federal and state NOLs and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2023 and 2022, respectively.
The Company did not record any interest or penalties associated with income taxes for years ended December 31, 2023, 2022 and 2021, respectively, but would record interest and penalties within income tax expense.
Note 8—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	December 31, 2023	December 31, 2022
Balance at beginning of period	$68,481	$70,677
Accretion expense	4,175	3,485
Revisions to estimates	16,290	(3,470)
Obligations settled	(4,780)	(2,211)
Balance at end of period	$84,166	$68,481

The portion of costs expected to be paid within a year as of December 31, 2023 is $12.5 million. The portion of costs expected to be incurred beyond one year as of December 31, 2023 is $71.7 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2023. Alabama's regulatory framework technically allows for self-bonding. However, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2023, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $44.3 million, and $5.2 million for miscellaneous purposes.

For the years ended December 31, 2023 and December 31, 2022, the change to the liability was primarily attributable to the net impact of changes in discount rates, changes in the timing of scheduled reclamation and current estimates of the costs and scope of remaining reclamation work. For the years ended December 31, 2023 and December 31, 2022, $0.3 million or $0.01 per share and $1.4 million or $0.03 per share, respectively, of the adjustment to the liability was reflected as income in the period because there was no asset recorded to offset the adjustment to the respective liability. This portion of the liability relates to operations that were idle at the time of purchase accounting for the acquisition of certain assets in 2016 and no value was attributed to any asset as an offset for the asset retirement obligation.
Note 9—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2023	December 31, 2022
Accrued wages and employee benefits	$36,828	$32,808
Accrued operating expenses	26,082	30,357
Accrued royalties	12,729	9,389
Accrued freight	4,195	1,842
Accrued interest	1,064	2,038
Accrued non-income taxes	714	1,001
Total accrued expenses	$81,612	$77,435

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
In addition, in connection with the acquisition of certain assets of Walter Energy, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which the Company is self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor ("DOL") required the Company to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. The Company received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require it to increase the amount of collateral posted to $39.8 million, but the Company has appealed such increase. The Company received another letter from the DOL on December 8, 2021 requesting additional information to support its appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security of at least 120 percent of their projected black lung liabilities. As of December 31, 2023 and December 31, 2022, the Company had $18.6 million of surety bonds, respectively, and $9.0 million and $8.6 million of collateral recognized as short term investments, respectively. There were also $1.8 million and $2.1 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Balance Sheet as of December 31, 2023 and December 31, 2022, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $28.8 million as of December 31, 2023, of which $1.9 million is classified in other current liabilities and the remainder of $27.0 million is shown as a long-term liability in a separate line item in the Balance Sheets. As of December 31, 2022, the estimated black lung liabilities (net of the black lung trust assets) were $30.3 million, of which $2.8 million is classified in other current liabilities and $27.4 million is classified as a long-term liability in a separate line item in the Balance Sheets. Accretion of the black lung liabilities is included in cost of other revenues on the Statements of Operations. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others.
Note 11—Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a defined contribution plan to assist its eligible employees in providing for retirement. Generally, under the terms of the plan, employees make voluntary contributions through payroll deductions and the Company makes matching contributions, as defined by the plan. Contributions to these defined contribution plans amounted to $4.0 million for the year ended December 31, 2023, $3.2 million for the year ended December 31, 2022 and $2.5 million for the year ended December 31, 2021 accounted for in cost of sales, cost of other revenues and selling, general and administrative costs in the Statements of Operations.
Collective Bargaining Agreement
The Company's CBA contract with the UMWA expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. Approximately 21.1% of the Company's employees were represented by the UMWA as of December 31, 2023.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2023 is 4,332,083. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2023, the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $18.3 million for the year ended December 31, 2023 associated with awards granted under the 2017 Equity Plan. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $1.7 million as of December 31, 2023.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the year ended December 31, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	756,063	$26.99
Granted	508,927	$29.90
Canceled	(5,982)	$36.60
Forfeited	(324)	$37.43
Vested	(608,224)	$29.10
Outstanding at December 31, 2023	650,460

Note 13—Debt
The Company's debt consisted of the following (in thousands):

	December 31, 2023	December 31, 2022	Weighted Average Interest Rate at December 31, 2023	Final Maturity
Senior secured notes	$156,517	$310,618	7.875%	December 2028
ABL facility	—	—	Varies[1]	December 2026
Debt discount, net	(3,494)	(8,030)
Total debt	153,023	302,588
Less: current debt	—	—
Total long-term debt	$153,023	$302,588
1 Borrowings under the ABL Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") ranging currently from 1.5% and 2.0%, plus a credit adjustment spread, ranging currently from 0.11448% to 0.42826%, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging from 0.5% to 1.0%.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2023 is as follows (in thousands):

	Payments Due
	2024	2025	2026	2027	2028	Thereafter
Senior secured notes	$—	$—	$—	$—	$153,023	$—
ABL facility	—	—	—	—	—	—
Total	$—	$—	$—	$—	$153,023	$—
ABL Facility

On December 6, 2021, the Company entered into the Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Second Amended and Restated Credit Agreement”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders from time to time party thereto and Citibank, as administrative agent (in such capacity, the "Agent"), which amends and restates in its entirety the existing Amended and Restated Asset-Based Revolving Credit Agreement (as amended, the “ABL Facility”). The Second Amended and Restated Credit Agreement, among other things, (i) extended the maturity date of the ABL Facility to December 6, 2026; (ii) changed the calculation of the interest rate payable on borrowings from being based on a London Inter-Bank Offered Rate to be based on a Secured Overnight Financing Rate, with corresponding changes to the applicable interest rate margins with respect to such borrowings, (iii) amended certain definitions related to the calculation of the borrowing base; (iv) increased the commitments that may be used to issue letters of credit to $65.0 million; and (v) amended certain baskets contained in the covenants to conform to the baskets contained in the indenture governing the Notes (the "Indenture"). The Second Amended and Restated Credit Agreement also allows the Company to borrow up to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $65.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on December 6, 2026. As of December 31, 2023, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2023, the Company had $107.4 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2023, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2023.
Senior Secured Notes
On December 6, 2021, the Company issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.3% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of the Company’s outstanding 8.00% senior secured notes due 2024 (the “2017 Notes”), including payment of the redemption premium in connection with such redemption. As a result, the Company recognized a loss on early extinguishment of debt of $9.7 million which represents the write-off of previously capitalized 2017 Notes debt issuance costs and debt discount, along with the redemption premium.
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

At any time prior to December 1, 2024, the Company may redeem the Notes, in whole or in part, at a price equal to 100% of the principal amount of the Notes redeemed plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest, if any, to, but excluding, the applicable redemption date. The Notes are redeemable at the Company’s option, in whole or in part, from time to time, on or after December 1, 2024, at redemption prices specified in the Indenture, plus accrued and unpaid interest, if any, to, but excluding the redemption date. At any time on or prior to December 1, 2024, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings, at a redemption price of 108% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to but excluding the redemption date. The Company is also required to make offers to purchase the Notes (i) at a purchase price of 101% of the principal amount thereof in the event it experiences specific kinds of change of control triggering events, (ii) at a purchase price of 103% of the principal amount thereof prior to making certain restricted payments, and (iii) at a purchase price of 100% of the principal amount thereof in the event it makes certain asset sales or dispositions and does not reinvest the net proceeds therefrom or use such net proceeds to repay certain indebtedness, in each case, plus accrued and unpaid interest, if any, to, but excluding the date of purchase.

During the year ended December 31, 2023, the Company repurchased in the open market and extinguished approximately $8.0 million principal amount of the Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest expense in the Statements of Operations.
Offers to Purchase the Notes
On August 9, 2023, we commenced an offer to purchase (the “Restricted Payment Offer”), in cash, up to $150.0 million principal amount of its outstanding Notes, at a repurchase price of 103% of the aggregate principal amount of such Notes, plus accrued and unpaid interest with respect to such Notes to, but not including, the date of repurchase (the “Restricted Payment Repurchase Price”). Concurrently with, but separate from, the Restricted Payment Offer, we commenced a cash tender offer (the “Tender Offer” and, together with the Restricted Payment Offer, the “Offers”) to purchase up to $150.0 million principal amount of the Notes at a repurchase price of 104.25% of the aggregate principal amount of such Notes, plus accrued and unpaid interest to, but not including, the date of repurchase (the “TO Repurchase Price”). The Offers expired on September 7, 2023 (the “Expiration Date”).
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Tender Offer
As of the Expiration Date, $294,770,000 aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. Pursuant to the terms of the Tender Offer:
(1) an automatic pro ration factor of 49.6% was applied to the $294,770,000 aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Tender Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $146,002,000 aggregate principal amount of the Notes (the “TO Pro-Rated Tendered Notes”);
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
We consummated the Tender Offer on September 11, 2023.
In connection with the payments for the RP Pro-Rated Tendered Notes and the TO Pro-Rated Tendered Notes, we recognized a loss on early extinguishment of debt of $11.7 million during the year ended December 31, 2023.

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2023	December 31, 2022
Finance lease right-of-use assets, net(1)	$67,014	$69,596
Finance lease liabilities
Current	11,463	24,089
Noncurrent	8,756	9,002
Total finance lease liabilities	$20,219	$33,091

Weighted average remaining lease term - finance leases (in months)	20.8	27.2
Weighted average discount rate - finance leases(2)	7.02%	6.96%

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

(1) Finance lease right-of-use assets, recorded net of accumulated amortization of $38.5 million and $28.0 million, are included in property, plant and equipment, net in the Balance Sheets as of December 31, 2023 and December 31, 2022, respectively. See Note 5 for additional disclosure.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
    The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2023	2022
Operating lease cost(1):	$29,675	$36,106
Finance lease cost:
Amortization of leased assets	21,720	17,587
Interest on lease liabilities	1,935	3,284
Net lease cost	$53,330	$56,977
(1) Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities were as follows (in thousands):

Finance Leases(1)
2024	15,874
2025	4,423
2026	922
2027	—
Thereafter	—
Total	21,219
Less: amount representing interest	(1,000)
Present value of lease liabilities	$20,219
(1) Finance lease payments include $3.0 million of future payments required under signed lease agreements that have not yet commenced. These finance leases will commence during fiscal year 2024 with lease terms between one to two years.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the year ended December 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,935	$3,284
Financing cash flows from finance leases	$32,330	$30,348
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$11,312	$8,150
Note 15—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

when the costs are probable and can be reasonably estimated. As of December 31, 2023 and December 31, 2022, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2023 and December 31, 2022, there were no items accrued for miscellaneous litigation.
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
    In connection with the Company’s acquisition of certain core operating assets of Walter Energy, the Company acquired a receivable owed to Walter Energy by Walter Canada for certain shared services provided by Walter Energy to Walter Canada (the “Shared Services Claim”) and a receivable for unpaid interest owed to Walter Energy from Walter Canada in respect of a promissory note (the “Hybrid Debt Claim”). Each of these claims were asserted by the Company in the Walter Canada CCAA proceedings. Walter Energy deemed these receivables to be uncollectable for the year ended December 31, 2015 and the Company did not assign any value to these receivables in acquisition accounting as collectability was deemed remote. During the year ended December 31, 2023 and December 31, 2022, the Company received approximately $0.2 million and $0.7 million, respectively, which is reflected as other income in the Statements of Operations. The collectability of additional amounts, if any, related to the Shared Services Claim and Hybrid Debt Claim depends on the outcome of, and the timing of any resolutions of, the Walter Canada CCAA proceedings and cannot be predicted with certainty.

Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2023 and December 31, 2022, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $120.5 million, $138.9 million, and $65.4 million, for the years ended December 31, 2023, December 31, 2022, and December 31, 2021, respectively.
Note 16—Stockholders' Equity

Common Shares

    The Company is authorized to issue up to 140,000,000 common shares, 0.01 par value per share. Holders of common shares are entitled to receive dividends when authorized by the Company's Board of Directors (the "Board").

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
As of December 31, 2022, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving $59.4 million of share repurchases authorized under the New Stock Repurchase Program.
Dividends
The Company declared the following dividends on common shares as of the filing date of this Form 10-K:

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.07	$3.6	Quarterly	February 9, 2023	February 20, 2023	February 27, 2023
$0.88	$46.4	Special	February 13, 2023	February 28, 2023	March 7, 2023
$0.07	$3.7	Quarterly	April 25, 2023	May 5, 2023	May 12, 2023
$0.07	$3.7	Quarterly	July 28, 2023	August 7, 2023	August 14, 2023
$0.07	$3.7	Quarterly	October 24, 2023	November 3, 2023	November 10, 2023
$0.08	$4.2	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	$26.3	Special	February 9, 2024	March 1, 2024	March 7, 2024
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 17—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of December 31, 2023 and December 31, 2022, the Company had no natural gas swap contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the
Statements of Operations. The Company recognized a loss of $1.2 million and $27.7 million for the years ended December 31, 2023 and December 31, 2022, respectively.

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
Debt—The Company's outstanding debt is carried at cost. As of December 31, 2023, the Company had no borrowings outstanding under the ABL Facility, with $107.4 million available, net of $8.7 million of letters of credit issued and outstanding at such time. The estimated fair value of the Notes as of December 31, 2023 is approximately $156.0 million based upon observable market data (Level 2).
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

	For the years ended December 31,
	2023	2022	2021
Numerator:
Net income	$478,629	$641,298	$150,881
Denominator:
Weighted-average shares used to compute net income per share—basic	51,973	51,622	51,382
Dilutive restricted stock awards and units	72	93	63
Weighted-average shares used to compute net income per share—diluted	52,045	51,715	51,445
Net income per share—basic	$9.21	$12.42	$2.94
Net income per share—diluted	$9.20	$12.40	$2.93
As of December 31, 2023, there were 208,735 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 71,999 share impact on dilutive weighted average shares for the year ended December 31, 2023.
As of December 31, 2023, there were 422,277 shares granted under the 2017 Equity Plan to employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share.
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the years ended December 31,
	2023	2022	2021
Revenues
Mining	$1,647,992	1,707,579	$1,028,283
All other	28,633	31,159	30,933
Total revenues	$1,676,625	$1,738,738	$1,059,216

	For the years ended December 31,
	2023	2022	2021
Capital Expenditures
Mining	$168,238	$151,194	$55,344
All other	323,436	54,048	2,549
Total capital expenditures	$491,674	$205,242	$57,893
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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2023	2022	2021
Segment Adjusted EBITDA	$737,723	$996,974	$474,001
Other revenues	28,633	31,159	30,933
Cost of other revenues	(37,486)	(27,047)	(28,899)
Depreciation and depletion	(127,356)	(115,279)	(141,418)
Selling, general and administrative	(51,817)	(48,791)	(35,593)
Business interruption	(8,291)	(23,455)	(21,372)
Idle mine	—	(12,137)	(33,899)
Loss on early extinguishment of debt	(11,699)	—	(9,678)
Other (expense) income	(1,027)	675	1,291
Interest income	40,699	12,438	1,111
Interest expense	(17,960)	(31,433)	(36,500)
Income tax expense	(72,790)	(141,806)	(49,096)
Net income	$478,629	$641,298	$150,881
Note 21—Subsequent Events
On February 9, 2024, the Board declared a regular quarterly cash dividend of $0.08 per share, which was an increase of 14% over the regular cash dividend declared by the Board on October 24, 2023, totaling approximately $4.2 million, which will be paid on February 26, 2024 to stockholders of record as of the close of business on February 20, 2024.
On February 13, 2024, the Board declared a special cash dividend of $0.50 per share, totaling approximately $26.3 million, which will be paid on March 7, 2024 to stockholders of record as of the close of business on March 1, 2024.