Form 10-Q
period 2024-03-31
WARRIOR MET COAL, INC.
filed 2024-05-01
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of April 29, 2024: 52,300,707

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q" or "this report") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with the labor union representing certain of our hourly employees. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
•the impact of global pandemics, such as the COVID-19 pandemic, including the impact of any such pandemic on our business, employees, suppliers and customers, the metallurgical ("met") or steelmaking coal and steel industries, and global economic markets;

•the impacts of inflation on our business, including on our costs and our profitability;

•our relationships with, and other conditions affecting, our customers;

•successful implementation of our business strategies;

•unavailability of, or price increases in, the transportation of our met or steelmaking coal;
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

•our ability to comply with covenants in our Second Amended and Restated Credit Facility (the “ABL Facility”) and the Indenture (as defined below);

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended March 31,
	2024	2023
Revenues:
Sales	$497,998	$500,491
Other revenues	5,514	9,183
Total revenues	503,512	509,674
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	285,587	232,630
Cost of other revenues (exclusive of items shown separately below)	9,965	11,438
Depreciation and depletion	40,023	37,213
Selling, general and administrative	18,658	14,516
Business interruption	201	4,217
Total costs and expenses	354,434	300,014
Operating income	149,078	209,660
Interest expense	(1,121)	(7,443)
Interest income	8,154	8,903
Other income	—	221
Income before income tax expense	156,111	211,341
Income tax expense	19,122	29,064
Net income	$136,989	$182,277
Basic and diluted net income per share:
Net income per share—basic	$2.63	$3.52
Net income per share—diluted	$2.62	$3.51
Weighted average number of shares outstanding—basic	52,163	51,842
Weighted average number of shares outstanding—diluted	52,217	51,956
Dividends per share:	$0.58	$0.95
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$693,858	$738,197
Short-term investments	9,149	9,030
Trade accounts receivable	213,400	98,225
Income tax receivable	—	7,833
Inventories, net	165,650	183,949
Prepaid expenses and other receivables	37,200	31,932
Total current assets	1,119,257	1,069,166
Mineral interests, net	78,428	80,442
Property, plant and equipment, net	1,253,395	1,179,609
Non-current income tax receivable	—	—
Deferred income taxes	5,752	5,854
Other long-term assets	21,759	21,987
Total assets	$2,478,591	$2,357,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$43,184	$36,245
Accrued expenses	80,944	81,612
Asset retirement obligations	12,500	12,500
Short-term financing lease liabilities	11,357	11,463
Other current liabilities	15,057	5,850
Current portion of long-term debt	—	—
Total current liabilities	163,042	147,670
Long-term debt	153,166	153,023
Asset retirement obligations	71,916	71,666
Black Lung obligations	27,125	26,966
Long-term financing lease liabilities	7,708	8,756
Deferred income taxes	77,434	74,531
Other long-term liabilities	—	—
Total liabilities	500,391	482,612

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of March 31, 2024 and December 31, 2023; 54,519,114 issued and 52,297,273 outstanding as of March 31, 2024; 54,240,764 issued and 52,018,923 outstanding as of December 31, 2023)	545	542
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of March 31, 2024 and December 31, 2023)	(50,576)	(50,576)
Additional paid in capital	276,731	279,332
Retained earnings	1,751,500	1,645,148
Total stockholders’ equity	1,978,200	1,874,446
Total liabilities and stockholders’ equity	$2,478,591	$2,357,058
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$136,989	$182,277
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	40,023	37,213
Deferred income tax expense	2,909	29,064
Stock based compensation expense	9,152	7,702
Amortization of debt issuance costs and debt discount	393	713
Accretion of asset retirement obligations	1,297	906
Mark-to-market gain on gas hedges	—	(500)
Changes in operating assets and liabilities:
Trade accounts receivable	(115,175)	(56,804)
Income tax receivable	7,833	—
Inventories	16,162	17,406
Prepaid expenses and other receivables	(5,267)	(3,140)
Accounts payable	5,631	(8,463)
Accrued expenses and other current liabilities	5,046	(18,032)
Other	(935)	4,592
Net cash provided by operating activities	104,058	192,934
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(99,703)	(68,179)
Deferred mine development costs	(1,987)	(14,458)
Acquisition of gas well ownership interest	—	(2,381)
Net cash used in investing activities	(101,690)	(85,018)
FINANCING ACTIVITIES
Dividends paid	(30,638)	(50,016)
Retirements of debt	—	(8,000)
Principal repayments of finance lease obligations	(4,292)	(7,634)
Payments for taxes related to net share settlement of equity awards	(11,777)	(9,198)
Net cash used in financing activities	(46,707)	(74,848)
Net (decrease) increase in cash and cash equivalents	(44,339)	33,068
Cash and cash equivalents at beginning of period	738,197	829,480
Cash and cash equivalents at end of period	$693,858	$862,548
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2024	2023

Common Stock
Balance, beginning of period	$542	$539
Issuance of shares	3	—
Balance, end of period	545	539
Preferred Stock
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	279,332	269,956
Stock based compensation expense	9,179	7,713
Tax withholdings on vested equity awards	(11,779)	(9,198)
Balance, end of period	276,732	268,471
Retained Earnings
Balance, beginning of period	1,645,148	1,227,596
Net income	136,989	182,277
Dividends paid	(30,638)	(50,016)
Balance, end of period	1,751,499	1,359,857
Total Stockholders' Equity	$1,978,200	$1,578,291
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
Note 1. Business and Basis of Presentation
Description of the Business
Warrior Met Coal, Inc. (the "Company") is a U.S.-based, environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal met steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company is a large-scale, low-cost producer and exporter of premium quality met coal, also known as hard-coking coal ("HCC"), operating highly efficient longwall operations in its underground mines based in Alabama. The HCC that the Company produces from the Blue Creek coal seam contains very low sulfur and has strong coking properties. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). Operating results for the three months ended March 31, 2024 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements for the year ended December 31, 2023 included in the 2023 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The Company incurred business interruption expenses of approximately $0.2 million for the three months ended March 31, 2024, which represent ongoing legal expenses associated with ongoing labor negotiations. The Company incurred $4.2 million for the three months ended March 31, 2023, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are presented separately in the Condensed Statements of Operations. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
Acquisitions
On March 31, 2023, the Company acquired the remaining ownership interest in gas wells owned by an independent third party for $2.4 million. The purchase consideration was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The acquisition is not deemed to be material to the condensed financial statements.
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2023 Annual Report.
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
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
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
As of March 31, 2024 and December 31, 2023, short-term investments consisted of $9.1 million and $9.0 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
Revenue Recognition
    Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes such customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. Occasionally, the Company will sell coal stockpiles at the barge loadout or port upon which control, title and risk of loss transfers when stockpiles are segregated. For all steelmaking coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 12.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of March 31, 2024 and December 31, 2023, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2024	December 31, 2023
Coal	$110,438	$129,989
Raw materials, parts, supplies and other, net	55,212	53,960
Total inventories, net	$165,650	$183,949
Note 4. Income Taxes
For the three months ended March 31, 2024 and 2023, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three months ended March 31, 2024 and 2023, the Company had income tax expense of $19.1 million and $29.1 million, respectively.
The $19.1 million and $29.1 million income tax expense for the three months ended March 31, 2024 and 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income. The Company has historically not been eligible to claim the deduction due to the deduction being limited to taxable income and the Company's ability to utilize its net operating losses to offset taxable income.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	March 31, 2024	December 31, 2023	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(3,351)	(3,494)
Total debt	153,166	153,023
Less: current debt	—	—
Total long-term debt	$153,166	$153,023
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
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
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
During the three months ended March 31, 2023, the Company repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest expense in the Condensed Statements of Operations.
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
As of March 31, 2024, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2024, the Company had $107.4 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit outstanding at such time).
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2024	December 31, 2023
Finance lease right-of-use assets, net(1)	$64,406	$67,014
Finance lease liabilities
Current	11,357	11,463
Noncurrent	7,708	8,756
Total finance lease liabilities	$19,065	$20,219

Weighted average remaining lease term - finance leases (in months)	20.0	20.8
Weighted average discount rate - finance leases(2)	7.02%	7.02%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $42.2 million and $38.5 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of March 31, 2024 and the Balance Sheets as of December 31, 2023, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Operating lease cost(1):	$12,606	$6,430
Finance lease cost:
Amortization of leased assets	5,758	5,280
Interest on lease liabilities	351	638
Net lease cost	$18,715	$12,348
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of March 31, 2024 were as follows (in thousands):

Finance Leases(1)
2024	$14,208
2025	4,598
2026	1,052
2027	—
Thereafter	—
Total	19,858
Less: amount representing interest	(793)
Present value of lease liabilities	$19,065
(1) Finance lease payments include $3.0 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the three months ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$351	$638
Financing cash flows from finance leases	$4,292	$7,634
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$3,138	$2,158
Note 7. Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2024	2023
Numerator:
Net income	$136,989	$182,277
Denominator:
Weighted-average shares used to compute net income per share—basic	52,163	51,842
Dilutive restrictive stock awards	54	114
Weighted-average shares used to compute net income per share—diluted	52,217	51,956
Net income per share—basic	$2.63	$3.52
Net income per share—diluted	$2.62	$3.51
Note 8. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2024 and December 31, 2023, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2024 and December 31, 2023, there were no items accrued for miscellaneous litigation.
On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under chapter 11 of title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
of British Columbia. As a result of the Company’s acquisition of certain core operating assets of Walter Energy during the Chapter 11 Cases, in the first quarter of 2023 the Company received $0.2 million from the Chapter 11 Cases which is reflected as other income in the Condensed Statement of Operations.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2024 and December 31, 2023, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $42.9 million and $33.2 million for the three months ended March 31, 2024 and 2023, respectively.
Note 9. Stockholders' Equity
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
    Under the New Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements and other considerations as determined from time to time by the Company. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity. Any future repurchases of shares of the Company's common stock will be subject to the 1% excise tax under the Inflation Reduction Act.

As of March 31, 2024 and December 31, 2023, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.07	$3.6	Quarterly	February 9, 2023	February 20, 2023	February 27, 2023
$0.88	$46.4	Special	February 13, 2023	February 28, 2023	March 7, 2023
$0.07	$3.7	Quarterly	April 25, 2023	May 5, 2023	May 12, 2023
$0.07	$3.7	Quarterly	July 28, 2023	August 7, 2023	August 14, 2023
$0.07	$—	Quarterly	October 24, 2023	November 3, 2023	November 10, 2023
$0.08	$4.2	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	$26.3	Special	February 9, 2024	March 1, 2024	March 7, 2024
$0.08	$4.2	Quarterly	April 25, 2024	May 6, 2024	May 13, 2024
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 10. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2024 and December 31, 2023, the Company had no natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized no gains or losses for the three months ended March 31, 2024. The Company recognized a gain related to natural gas swap contracts of $0.7 million, which includes $0.2 million of realized gains, for the three months ended March 31, 2023. The Company records all derivative instruments at fair value and had no asset or liability recorded as of March 31, 2024 and December 31, 2023.
Note 11. Fair Value of Financial Instruments
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of March 31, 2024 or December 31, 2023. During the three months ended March 31, 2024, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three months ended March 31, 2024.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt — The Company's outstanding debt is carried at cost. As of March 31, 2024, there were no borrowings outstanding under the ABL Facility, with $107.4 million available, net of outstanding letters of credit of $8.7 million. As of December 31, 2023, the Company had no borrowings outstanding under the ABL Facility, with $107.4 million available, net of outstanding letters of credit of $8.7 million. As of March 31, 2024 and December 31, 2023, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $157.7 million and $156.0 million, respectively.
Note 12. Segment Information
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
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)
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
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2024	2023
Revenues
Mining	$497,998	$500,491
All other	5,514	9,183
Total revenues	$503,512	$509,674

	For the three months ended March 31,
	2024	2023
Capital Expenditures
Mining	$31,019	$40,149
All other	68,684	28,030
Total capital expenditures	$99,703	$68,179
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2024 (UNAUDITED)

	For the three months ended March 31,
	2024	2023
Segment Adjusted EBITDA	$212,411	$267,861
Other revenues	5,514	9,183
Cost of other revenues	(9,965)	(11,438)
Depreciation and depletion	(40,023)	(37,213)
Selling, general and administrative	(18,658)	(14,516)
Business interruption	(201)	(4,217)
Other income	—	221
Interest income, net	7,033	1,460
Income tax expense	(19,122)	(29,064)
Net income	$136,989	$182,277

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2024 and March 31, 2023. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal metallurgical ("met") steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality met coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7.
As of December 31, 2023, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 82.9 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 67.6 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves, which total 107.3 million metric tons. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free On Board ("FOB") Australia Index Price ("Platts Index"). Our Mine No. 4 steelmaking coal transitioned in the second half of 2023 from a Mid Volatility ("MV") to a High Volatility A ("HVA") quality that typically trades at a larger discount to the price of coal from Mine No. 7. We now primarily target the East Coast High Vol A indices price for our Mine No. 4 coal. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and Low Vol to High Vol. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
Recent Developments
U.S. inflation remains at 3.5%, driven by increased energy and food costs, supply constraints and strong consumer demand. While inflation is expected to ease in the overall economy for the remainder of 2024, we have not seen it easing in the coal mining industry and expect that inflation will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Specifically, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. In addition, we have experienced inflation in the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The global seaborne metallurgical coal market deteriorated at the end of February 2024, primarily driven by softening demand in India and China combined with increased supply driven by strong production from Australia. These factors resulted in a $100 price decline in the Platts Index. While global met coal prices did decline sharply during the month of March 2024, they appear to have reached a floor. As of April 16, 2024, the Platts Index price for premium LV coal is $252.33 per metric ton. According to the World Steel Association short range outlook, steel demand forecast for 2024 is expected to increase 1.7% and 1.2% in 2025. The increase in steel demand is led in large part to increased demand from India of 8% over 2024 and 2025, driven by continued growth in all steel using sectors and continued strong growth in infrastructure investments. The increase in steel demand in India is offset by a forecasted decrease in steel demand in China driven by the decline in real estate investments.
Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the labor union representing certain of our hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. We incurred business interruption expenses of approximately $0.2 million for the three months ended March 31, 2024, which represent ongoing legal expenses associated with ongoing labor negotiations. We incurred $4.2 million for the three months ended March 31, 2023, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are presented separately in the Condensed Statements of Operations. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
Acquisitions
On March 31, 2023, we acquired the remaining ownership interest in gas wells owned by an independent third party for $2.4 million. The purchase consideration was allocated to the assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. The acquisition is not deemed to be material to the condensed financial statements.
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

	For the three months ended March 31,
(in thousands)	2024	2023

Segment Adjusted EBITDA	$212,411	$267,861
Metric tons sold	1,931	1,767
Metric tons produced	1,861	1,596
Average net selling price per metric ton	$257.90	$283.24
Cash cost of sales per metric ton	$147.16	$131.04
Cost of production %	61%	58%
Transportation and royalties %	39%	42%
Adjusted EBITDA	$200,197	$259,407
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, interest income (expense), net, income tax expense, other income and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
Sales Volumes and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our steelmaking coal. Our sales volume and sales prices are largely dependent upon the terms of our annual steelmaking coal sales contracts, for which prices generally are set on daily index averages or a quarterly basis. The volume of steelmaking coal we sell is also a function of the pricing environment in the international met coal markets and the amounts of LV and HVA coal that we sell. We evaluate the price we receive for our steelmaking coal based on our average net selling price per metric ton.
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

	For the three months ended March 31,
(in thousands)	2024	2023

Cost of sales (exclusive of depreciation and depletion)	$285,587	$232,630
Asset retirement obligation accretion	(702)	(540)
Stock compensation expense	(713)	(534)
Cash cost of sales	$284,172	$231,556
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest income, net, income tax expense, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market gain on gas hedges, business interruption and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended March 31,
(in thousands)	2024	2023
Net income	$136,989	$182,277
Interest income, net	(7,033)	(1,460)
Income tax expense	19,122	29,064
Depreciation and depletion	40,023	37,213
Asset retirement obligation accretion (1)	1,297	906
Stock compensation expense (2)	9,147	7,702
Other non-cash accretion (3)	451	414
Mark-to-market gain on gas hedges (4)	—	(705)
Business interruption (5)	201	4,217
Other income (6)	—	(221)
Adjusted EBITDA	$200,197	$259,407
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents mark-to-market gain recognized on gas hedges.
(5)Represents business interruption expenses associated with the labor strike.
(6)Represents proceeds received associated with the Chapter 11 Cases from Walter Energy, Inc.

Results of Operations
Three Months Ended March 31, 2024 and 2023
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended March 31,
($ in thousands)	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$497,998	98.9%	$500,491	98.2%
Other revenues	5,514	1.1%	9,183	1.8%
Total revenues	503,512	100.0%	509,674	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	285,587	56.7%	232,630	45.6%
Cost of other revenues (exclusive of items shown separately below)	9,965	2.0%	11,438	2.2%
Depreciation and depletion	40,023	7.9%	37,213	7.3%
Selling, general and administrative	18,658	3.7%	14,516	2.8%
Business interruption	201	—%	4,217	0.8%
Total costs and expenses	354,434	70.4%	300,014	58.9%
Operating income	149,078	29.6%	209,660	41.1%
Interest expense	(1,121)	(0.2)%	(7,443)	(1.5)%
Interest income	8,154	1.6%	8,903	1.7%
Other income	—	—%	221	—%
Income before income tax expense	156,111	31.0%	211,341	41.5%
Income tax expense	19,122	3.8%	29,064	5.7%
Net income	$136,989	27.2%	$182,277	35.8%
Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended March 31,
	2024	2023
Met Coal (metric tons in thousands)
Metric tons sold	1,931	1,767
Metric tons produced	1,861	1,596
Average net selling price per metric ton	$257.90	$283.24
Cash cost of sales per metric ton	$147.16	$131.04
We produced 1.9 million metric tons of steelmaking coal for the three months ended March 31, 2024 compared to 1.6 million metric tons for the three months ended March 31, 2023, representing a 17% increase. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the first quarter of 2024 compared to the first quarter of 2023, driven by the employees returning from the labor strike beginning in the second quarter of 2023.
Sales for the three months ended March 31, 2024 were $498.0 million compared to $500.5 million for the three months ended March 31, 2023. The $2.5 million decrease in sales was primarily driven by a $48.9 million decrease in sales related to a $25.34 per metric ton decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $46.5 million increase in sales due to a 9% or 0.2 million metric ton increase in steelmaking coal sales volume. The 9% increase in sales volumes was driven by higher production from both Mine No. 4 and Mine No. 7 operating at higher capacity levels in 2024 compared to 2023, driven by the employees returning from the labor strike beginning in the second quarter of 2023. The average net selling price of our steelmaking coal decreased 9% from the $283.24 per metric ton in the first quarter of 2023 to $257.90 per metric ton.

For the three months ended March 31, 2024, our geographic customer mix was 44% in Europe, 38% in Asia and 18% in South America. For the three months ended March 31, 2023, our geographic customer mix was 53% in Europe, 23% in South America, 21% in Asia and 3% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended March 31, 2024 were $5.5 million compared to $9.2 million for the three months ended March 31, 2023. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $3.7 million decrease in other revenues is primarily due to a decrease in the Southern Louisiana natural gas price average of $0.82 per Million British Thermal Unit ("MMBtu") or 34% combined with a decrease in sales volumes of 6% for the three months ended March 31, 2024 as compared to the prior year comparable period.
Cost of sales was $285.6 million, or 56.7% of total revenues, for the three months ended March 31, 2024, compared to $232.6 million, or 45.6% of total revenues for the three months ended March 31, 2023. The $53.0 million increase is primarily driven by a $31.1 million increase due to higher royalty costs on higher royalty rates currently being mined and higher labor and supply related costs on higher production volumes since the end of the labor strike. The higher labor related costs were primarily due to the employees returning from the labor strike at the beginning of the second quarter of 2023 and wage increases. Our headcount was 33% higher for three months ended March 31, 2024 compared to the three months ended March 31, 2023. In addition, costs were higher for the three months ended March 31, 2024 due to higher spending on a higher mix of rail transportation, repairs and maintenance, both of which should be temporary, and less mine development credits now that Mine No. 4 is producing from the north portal area of the mine. The remainder of the increase is also driven by a $21.5 million increase due to a 9% or 0.2 million metric ton increase in steelmaking coal sales volumes. For the three months ended March 31, 2024 cost of production represented 61% of cost of sales and transportation and royalties accounted for approximately 39% compared to cost of production of 56% and transportation and royalties of 44% for the three months ended March 31, 2023.
Depreciation and depletion expenses were $40.0 million, or 7.9% of total revenues, for the three months ended March 31, 2024, compared to $37.2 million, or 7.3% of total revenues for the three months ended March 31, 2023. The $2.8 million increase in depreciation and depletion is primarily driven by an increase in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $18.7 million, or 3.7% of total revenues, for the three months ended March 31, 2024, compared to $14.5 million, or 2.8% of total revenues, for the three months ended March 31, 2023. The $4.1 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $0.2 million and $4.2 million for the three months ended March 31, 2024 and 2023, respectively. The decrease in business interruption expenses is due to the end of the labor strike that the labor union initiated on April 1, 2021 in February 2023. The expenses in the three months ended March 31, 2024 represent ongoing legal expenses associated with labor negotiations and the expenses in the three months ended March 31, 2023 represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses.
Interest expense was $1.1 million, or 0.2% of total revenues, for the three months ended March 31, 2024, compared to interest expense of $7.4 million, or 1.5% of total revenues, for the three months ended March 31, 2023. The $6.3 million decrease is due to the early retirement of debt in August 2023.
Interest income was $8.2 million, or 1.6% of total revenues for the three months ended March 31, 2024, compared to $8.9 million, or 1.7% of total revenues for the three months ended March 31, 2023. The $0.7 million decrease was primarily driven by a decrease in invested cash balances.
Other income was $0.2 million for the three months ended March 31, 2023 and represents proceeds received associated with the Chapter 11 Cases from Walter Energy, Inc.
For the three months ended March 31, 2024, we recognized income tax expense of $19.1 million compared to income tax expense of $29.1 million for the three months ended March 31, 2023. The $9.9 million decrease in income tax expense is primarily driven by a decrease in pre-tax income. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $19.1 million income tax expense for the three months ended March 31, 2024, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22,

2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 22.5% of foreign-derived intangible income.
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
Our total liquidity as of March 31, 2024 was $801.3 million, consisting of cash and cash equivalents of $693.9 million and $107.4 million available under our ABL Facility. As of March 31, 2024, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
During the first quarter of 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes at a discount to par value. The discounts to par value and the interest expense savings from this open-market purchase is estimated to be approximately $4.0 million through the maturity of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest expense in the Condensed Statements of Operations.

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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.1 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the

Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2024, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $45.3 million, $18.6 million as collateral for self-insured black lung related claims and $5.2 million for miscellaneous purposes.
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
Refer to the respective notes to our audited financial statements for the year ended December 31, 2023 included in our 2023 Annual Report for further information about our credit facilities and long-term debt (Note 13), commitments and contingencies (Note 15), asset retirement obligations (Note 8), black lung obligations (Note 10), lease payment obligations (Note 14), share repurchase programs (Note 16) and derivative instruments (Note 17).
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
Statements of Cash Flows
Cash balances were $693.9 million and $738.2 million at March 31, 2024 and December 31, 2023, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2024	2023
Net cash provided by operating activities	$104,058	$192,934
Net cash used in investing activities	(101,690)	(85,018)
Net cash used in financing activities	(46,707)	(74,848)
Net (decrease) increase in cash and cash equivalents	$(44,339)	$33,068
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
Net cash provided by operating activities was $104.1 million for the three months ended March 31, 2024, and was primarily attributed to net income of $137.0 million adjusted for depreciation and depletion expense of $40.0 million, deferred income tax expense of $2.9 million, stock based compensation expense of $9.2 million, accretion of asset retirement obligations of $1.3 million, amortization of debt issuance costs and debt discount of $0.4 million, and an increase in our net working capital of $85.8 million since December 31, 2023. The increase in our working capital was primarily driven by increases in accounts receivable due to higher sales volumes and the timing of sales partially offset by the draw down of inventories.
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
Investing Activities
Net cash used in investing activities was $101.7 million and $85.0 million for the three months ended March 31, 2024 and 2023, respectively, primarily due to purchases of property, plant and equipment and mine development. Capital expenditures during the three months ended March 31, 2024 for the development of Blue Creek was $68.5 million. The prior year period also includes $2.4 million cash paid to acquire the remaining ownership interest in gas wells owned by an independent third party.
Financing Activities
Net cash used in financing activities was $46.7 million for the three months ended March 31, 2024, primarily due to the payment of regular quarterly and special dividends of $30.6 million, payments for taxes related to net share settlement of equity awards of $11.8 million and finance lease obligations of $4.3 million. Net cash used in financing activities was $74.8 million for the three months ended March 31, 2023, primarily due to the payment of regular quarterly and special dividends of $50.0 million, retirements of debt related to our senior notes of $8.0 million and principal repayments of finance lease obligations of $7.6 million.
Capital Allocation Policy
On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. In February 2023, we announced that the Board approved an increase in the regular quarterly cash dividend by 17%, from $0.06 per share to $0.07 per share. On February 9, 2024, we announced the Board approved an increase in the regular quarterly cash dividend of 14% from $0.07 per share to $0.08 per share and declared a special cash dividend of $0.50 per share. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to develop our strategic growth project Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.
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
During the three months ended March 31, 2024, we have paid $30.6 million of regular quarterly and special cash dividends under the Capital Allocation Policy.

Regular Quarterly Dividend
On February 9, 2023, our Board approved an increase in the regular quarterly cash dividend by 17% and declared a regular quarterly cash dividend of $0.07 per share, totaling approximately $3.6 million, which was paid on February 27, 2023 to stockholders of record as of the close of business on February 20, 2023.
On February 9, 2024, our Board approved an increase in the regular quarterly cash dividend by 14% and declared a regular quarterly cash dividend of $0.08 per share, totaling approximately $4.2 million, which was paid February 26, 2024, to stockholders of record as of the close of business on February 20, 2024.
On April 25, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, totaling approximately $4.2 million, which will be paid May 13, 2024, to stockholders of record as of the close of business on May 6, 2024.
Special Dividend
On February 13, 2023, our Board declared a special cash dividend of $0.88 per share, totaling approximately $46.4 million, which was paid on March 7, 2023 to stockholders of record as of the close of business on February 28, 2023.
On February 9, 2024, our Board declared a special cash dividend of $0.50 per share, totaling approximately $26.3 million, which was paid on March 7, 2024 to stockholders of record as of the close of business on March 1, 2024.
ABL Facility
The ABL Facility will mature on December 6, 2026. As of March 31, 2024, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2024, we had $107.4 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2024, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2024.

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
To fund our capital expenditures, we may be required to use cash from our operations, incur debt or sell equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our current or future debt agreements, as well as by general economic conditions and contingencies and uncertainties, that are beyond our control.
Our capital expenditures were $99.7 million and $68.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek and Mine No. 4 North as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the three months ended March 31, 2024 were $68.5 million and $434.5 million has been spent on this project to date. Our deferred mine development costs were $2.0 million and $14.5 million for the three months ended March 31, 2024 and March 31, 2023, respectively, and relate to the development of Blue Creek and Mine No. 4 North.
Our capital spending is expected to range from $435.0 million to $500.0 million for the full year 2024, consisting of sustaining capital expenditures of approximately $100.0 to $110.0 million and discretionary capital expenditures of approximately $335.0 to $390.0 million for the development of Blue Creek and Mine No. 4 North. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts.
Update on the Development of Blue Creek
On May 3, 2022, we announced the relaunch of the development of our Blue Creek mine, a strategic growth project that we expect will deliver significant future returns to stockholders. We believe that Blue Creek represents one of the few remaining untapped reserves of premium High Vol A steelmaking coal in the United States and that it has the potential to provide us with meaningful growth. We believe that the combination of low production costs and the high quality of the High Vol A steelmaking coal mined from Blue Creek, assuming we achieve our expected price realizations, will generate some of the highest steelmaking coal margins in the U.S., generate strong investment returns and achieve a rapid payback of our investment across a range of steelmaking coal price environments.
Our third-party reserve report indicates that, once developed, Blue Creek will produce a premium High Vol A steelmaking coal that is characterized by low-sulfur and high coke strength after reaction. High Vol A steelmaking coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, we have observed extended periods in which they achieved a premium over these indices. Warrior expects High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which we expect will continue to support prices. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A steelmaking coal.
We believe that the execution risk of Blue Creek is lower than most projects of this size and nature due to utilizing highly experienced engineers with strong backgrounds in building new mines around the world to manage the project. The same highly experienced and knowledgeable engineers and familiar contractors who built mine infrastructure in recent years are being leveraged to build Blue Creek.
In 2023, we focused on the slope, return shaft, service shaft, bathhouse, warehouse, and substations. Also, in 2023, we initiated important and highly beneficial project scope changes that will require incremental capital expenditures over the life of the project while lowering operating costs, increasing flexibility to manage risks, and making better use of multi-channel transportation methods. While we originally planned on a single channel to transport coal from the Blue Creek mine via an overland belt to a third-party owned and operated barge loadout facility, we now plan to build a belt conveyor system to a railroad loadout to transport the majority of the coal. We expect this change to de-risk the single channel to market, lower operating costs and move volumes faster to the port. We will also plan to build and operate a barge loadout ourselves rather than utilizing a third-party provider. We believe that the potential economic benefits associated with this scope change should provide us with an inherently robust and cost competitive outbound logistics model that will provide additional flexibility to manage alternative transportation methods.
The inclusion of the benefits and incremental capital expenditures relating to these specific scope changes did not have a material impact on the project economic metrics of net present value and internal rate of return and did not change the project timeline. In addition, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. Inflationary pressures are expected to continue during the remainder of the project development period. While cost inflation has impacted the cost of the project, these inflationary pressures are expected to be offset by an inflationary increase in the long-term price assumption for steelmaking coal.
These important and highly beneficial project scope changes reset the original baseline cost for the project over the five-year period. The revised project cost includes the original estimate of $700 million, plus scope changes of $120-$130 million, plus the impact of inflationary cost ranging from 25 to 35 percent. The new baseline project cost estimate ranges from $995 million to $1.075 billion.
In 2024, we plan to continue to make significant progress on the major components for seam access, surface infrastructure and coal transportation, which include the production slope, service shaft, ventilation shaft, continuous miner development, material handling belts, and run of mine belts. We are also focused on increasing the headcount at Blue Creek by approximately 100 employees.
We have invested approximately $434.5 million project to date, including $68.5 million in the first quarter of 2024. We expect to spend $325 to $375 million in 2024 on the continued development of Blue Creek and of the remaining capital expenditures, we generally expect to spend approximately 70% in 2025 and 30% in 2026.
The project remains on schedule with the first development tons from continuous miner units expected in the third quarter of 2024 and the longwall scheduled to start up in the second quarter of 2026. We expect to ramp up production through the development of the project. Specifically, we expect to produce approximately 200 thousand metric tons in 2024, approximately 900 thousand metric tons in 2025, approximately 2.7 million metric tons in 2026 and approximately 4.4 million metric tons in 2027. We do not expect the tons produced in 2024 and 2025 of approximately 1.1 million metric tons to be sold until the second half of 2025 when the preparation plant comes online.
If we are able to successfully develop Blue Creek, we expect that it will be a transformational investment for us. We expect that the new single longwall mine at Blue Creek will have the capacity to produce an average of 4.4 million metric tons per annum of premium High Vol A met coal over the first ten years of production, thereby increasing our annual production capacity by approximately 60%. We expect the addition of Blue Creek to enhance our already advantageous position on the global cost curve, improve our profitability and cash flow generation, and cement our position as a leading pure play steelmaking coal producer.

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
As of March 31, 2024, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2024, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $45.3 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $5.2 million.
Recently Adopted Accounting Standards
A summary of recently adopted accounting pronouncements is included in Note 2 of the "Notes to Condensed Financial Statements" in this Form 10-Q.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Commodity Price Risk
We are exposed to commodity price risk on sales of steelmaking coal. We typically sell most of our steelmaking coal under fixed supply contracts primarily with indexed pricing terms and volume terms of up to one to three years. Sales commitments in the steelmaking coal market are typically not long-term in nature, and we are, therefore, subject to fluctuations in market pricing.
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of March 31, 2024, the Company had no natural gas swap contracts outstanding.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2024 and December 31, 2023, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2024, assuming we had $116.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.1 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2024. Based on the evaluation of our disclosure controls and procedures as of March 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in “Risk Factors” in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our 2023 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2023 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also become material and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended March 31, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
January 1, 2024 - January 31, 2024
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	3,637	$60.97	—
February 1, 2024 - February 29, 2024
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	196,219	$60.02	—
March 1, 2024 - March 31, 2024
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	199,856		—
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. Other than as described below, during the three months ended March 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

On February 26, 2024, Jack K. Richardson, Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Plan"). Mr. Richardson's plan, which provides for the potential sale of up to 117,005 shares of the Company's common stock, terminates upon the earlier of December 31, 2025 or the date all shares subject to the plan have been sold. In addition, on February 27, 2024, Mr. Richardson terminated the previous Rule 10b5-1 Plan entered into on November 7, 2023, which provided for the potential sale of up to 88,000 shares of the Company's common stock.

Item 6. Exhibits

Exhibit Number	Description

3.1
Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Registration Statement on Form S-8 (File No. 333-217389) filed with the Commission on April 19, 2017)

3.2
Certificate of Amendment to the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on March 20, 2020)

3.3
Second Certificate of Amendment of the Certificate of Incorporation of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on April 26, 2022).

3.4	Amended and Restated Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-380619) filed with the Commission on December 7, 2022).

3.5
Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)

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

WARRIOR MET COAL, INC.

Date: May 1, 2024	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)