Form 10-Q
period 2024-06-30
WARRIOR MET COAL, INC.
filed 2024-08-01
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of July 30, 2024: 52,310,724

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

•our ability to comply with covenants in our ABL Facility (as defined below) and Indenture (as defined below);

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues:
Sales	$390,424	$371,033	$888,423	$871,524
Other revenues	6,099	8,627	11,613	17,810
Total revenues	396,524	379,660	900,036	889,334
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	261,305	230,452	546,892	463,082
Cost of other revenues (exclusive of items shown separately below)	10,673	11,510	20,638	22,948
Depreciation and depletion	38,150	30,550	78,173	67,763
Selling, general and administrative	15,392	13,172	34,050	27,688
Business interruption	100	3,537	302	7,754
Total costs and expenses	325,620	289,221	680,055	589,235
Operating income	70,904	90,439	219,982	300,099
Interest expense	(915)	(5,452)	(2,036)	(12,895)
Interest income	9,241	11,640	17,395	20,544
Other Income	—	—	—	221
Income before income tax expense	79,230	96,627	235,341	307,969
Income tax expense	8,519	14,534	27,641	43,598
Net income	$70,711	$82,093	$207,700	$264,371
Basic and diluted net income per share:
Net income per share—basic	$1.35	$1.58	3.98	5.09
Net income per share—diluted	$1.35	$1.58	3.97	5.09
Weighted average number of shares outstanding—basic	52,321	52,010	52,242	51,927
Weighted average number of shares outstanding—diluted	52,378	52,081	52,293	51,990
Dividends per share:	$0.08	$0.07	$0.66	1.02
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$709,023	$738,197
Short-term investments	9,270	9,030
Trade accounts receivable	182,710	98,225
Income tax receivable	—	7,833
Inventories, net	173,948	183,949
Prepaid expenses and other receivables	34,855	31,932
Total current assets	1,109,806	1,069,166
Mineral interests, net	76,174	80,442
Property, plant and equipment, net	1,348,348	1,179,609
Deferred income taxes	5,490	5,854
Other long-term assets	21,039	21,987
Total assets	$2,560,857	$2,357,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$65,507	$36,245
Accrued expenses	71,729	81,612
Asset retirement obligations	12,500	12,500
Short-term financing lease liabilities	12,645	11,463
Other current liabilities	11,956	5,850
Total current liabilities	174,337	147,670
Long-term debt	153,312	153,023
Asset retirement obligations	71,578	71,666
Black Lung obligations	27,331	26,966
Long-term financing lease liabilities	4,967	8,756
Deferred income taxes	80,945	74,531
Total liabilities	512,470	482,612

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of June 30, 2024 and December 31, 2023; 54,532,565 issued and 52,310,724 outstanding as of June 30, 2024; 54,240,764 issued and 52,018,923 outstanding as of December 31, 2023)	545	542
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of June 30, 2024 and December 31, 2023)	(50,576)	(50,576)
Additional paid in capital	281,801	279,332
Retained earnings	1,816,617	1,645,148
Total stockholders’ equity	2,048,387	1,874,446
Total liabilities and stockholders’ equity	$2,560,857	$2,357,058
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$207,700	$264,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	78,173	67,763
Deferred income tax expense	6,778	37,942
Stock based compensation expense	14,187	12,275
Amortization of debt issuance costs and debt discount	789	1,223
Accretion of asset retirement obligations	2,595	1,896
Mark-to-market gain on gas hedges	—	(131)
Changes in operating assets and liabilities:
Trade accounts receivable	(84,485)	(55,706)
Income tax receivable	7,833	—
Inventories, net	7,918	8,497
Prepaid expenses and other receivables	(2,923)	(3,162)
Accounts payable	24,473	(3,163)
Accrued expenses and other current liabilities	(9,892)	(22,305)
Other	(2,112)	7,944
Net cash provided by operating activities	251,033	317,444
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(210,664)	(204,295)
Deferred mine development costs	(12,645)	(25,687)
Acquisition, net of cash acquired	—	(2,421)
Net cash used in investing activities	(223,309)	(232,403)
FINANCING ACTIVITIES
Dividends paid	(36,232)	(53,703)
Retirements of debt	—	(8,000)
Principal repayments of finance lease obligations	(8,889)	(16,199)
Payments for taxes related to net share settlement of equity awards	(11,777)	(9,198)
Net cash used in financing activities	(56,898)	(87,100)
Net (decrease) increase in cash and cash equivalents	(29,174)	(2,059)
Cash and cash equivalents at beginning of period	738,197	829,480
Cash and cash equivalents at end of period	$709,023	$827,421
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023

Common Stock
Balance, beginning of period	$545	$539	$542	$539
Issuance of shares	—	—	3	—
Balance, end of period	545	539	545	539
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	276,731	268,471	279,332	269,956
Stock based compensation expense	5,069	4,597	14,248	12,310
Tax withholdings on vested equity awards	—	—	(11,780)	(9,198)
Balance, end of period	281,801	273,068	281,801	273,068
Retained Earnings
Balance, beginning of period	1,751,500	1,359,857	1,645,148	1,227,596
Net income	70,711	82,093	207,700	264,371
Dividends paid	(5,594)	(3,686)	(36,232)	(53,703)
Balance, end of period	1,816,617	1,438,264	1,816,617	1,438,264
Total Stockholders' Equity	$2,048,387	$1,661,295	$2,048,387	$1,661,295
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). Operating results for the three and six months ended June 30, 2024 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements for the year ended December 31, 2023 included in the 2023 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The Company incurred business interruption expenses of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2024, which represent ongoing legal expenses associated with ongoing labor negotiations. The Company incurred $3.5 million and $7.8 million for the three and six months ended June 30, 2023, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are presented separately in the Condensed Statements of Operations. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
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
As of June 30, 2024 and December 31, 2023, short-term investments consisted of $9.3 million and $9.0 million in cash and fixed income securities. The short-term investments are posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
Revenue Recognition
    Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes to such customers. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. Occasionally, the Company will sell coal stockpiles at the barge loadout or port upon which control, title and risk of loss transfers when stockpiles are segregated. For all steelmaking coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 12.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of June 30, 2024 and December 31, 2023, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	June 30, 2024	December 31, 2023
Coal	$106,365	$129,989
Raw materials, parts, supplies and other, net	67,583	53,960
Total inventories, net	$173,948	$183,949
Note 4. Income Taxes
For the three and six months ended June 30, 2024 and 2023, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and six months ended June 30, 2024, the Company had income tax expense of $8.5 million and $27.6 million, respectively. For the three and six months ended June 30, 2023, the Company had income tax expense of $14.5 million and $43.6 million, respectively.
The $8.5 million and $27.6 million income tax expense for the three and six months ended June 30, 2024 and the $14.5 million and $43.6 million income tax expense for the three and six months ended June 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-derived intangible income.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	June 30, 2024	December 31, 2023	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(3,205)	(3,494)
Total debt	153,312	153,023
Less: current debt	—	—
Total long-term debt	$153,312	$153,023
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
Senior Secured Notes
On December 6, 2021, the Company issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.343% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933 and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of the Company’s outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption. The Notes will mature on December 1, 2028.
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
As of June 30, 2024, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At June 30, 2024, the Company had $107.4 million of availability under the ABL Facility (calculated net of $8.7 million of letters of credit outstanding at such time).
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2024	December 31, 2023
Finance lease right-of-use assets, net(1)	$61,776	$67,014
Finance lease liabilities
Current	12,645	11,463
Noncurrent	4,967	8,756
Total finance lease liabilities	$17,612	$20,219

Weighted average remaining lease term - finance leases (in months)	17.6	20.8
Weighted average discount rate - finance leases(2)	7.01%	7.02%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $47.9 million and $38.5 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of June 30, 2024 and the Balance Sheets as of December 31, 2023, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Operating lease cost(1):	$8,206	$6,495	$20,812	$12,925
Finance lease cost:
Amortization of leased assets	5,775	5,349	11,533	10,629
Interest on lease liabilities	2,322	654	2,673	1,292
Net lease cost	$16,303	$12,498	$35,018	$24,846
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of June 30, 2024 were as follows (in thousands):

Finance Leases(1)
2024	$9,018
2025	8,710
2026	759
2027	—
Thereafter	—
Total	18,487
Less: amount representing interest	(875)
Present value of lease liabilities	$17,612
(1) Finance lease payments include $2.6 million of future payments required under signed lease agreements that have not yet commenced.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the six months ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$2,673	$1,292
Financing cash flows from finance leases	$8,889	$16,199
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$6,282	$5,223
Note 7. Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Numerator:
Net income	$70,711	$82,093	207,700	264,371
Denominator:
Weighted-average shares used to compute net income per share—basic	52,321	52,010	52,242	51,927
Dilutive restrictive stock awards	57	71	51	63
Weighted-average shares used to compute net income per share—diluted	52,378	52,081	52,293	51,990
Net income per share—basic	$1.35	$1.58	$3.98	$5.09
Net income per share—diluted	$1.35	$1.58	$3.97	$5.09
Note 8. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2024 and December 31, 2023, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2024 and December 31, 2023, there were no items accrued for miscellaneous litigation.
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
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
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
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile, Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2024 and December 31, 2023, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $33.2 million and $76.1 million and $31.5 million and $64.7 million for the three and six months ended June 30, 2024 and 2023, respectively.
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

As of June 30, 2024 and December 31, 2023, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.07	$3.6	Quarterly	February 9, 2023	February 20, 2023	February 27, 2023
$0.88	$46.4	Special	February 13, 2023	February 28, 2023	March 7, 2023
$0.07	$3.7	Quarterly	April 25, 2023	May 5, 2023	May 12, 2023
$0.07	$3.7	Quarterly	July 28, 2023	August 7, 2023	August 14, 2023
$0.07	$3.7	Quarterly	October 24, 2023	November 3, 2023	November 10, 2023
$0.08	$4.2	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	$26.3	Special	February 9, 2024	March 1, 2024	March 7, 2024
$0.08	$4.2	Quarterly	April 25, 2024	May 6, 2024	May 13, 2024
$0.08	$—	Quarterly	July 26, 2024	August 6, 2024	August 13, 2024
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 10. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2024 and December 31, 2023, the Company had no natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized no gains or losses for the three and six months ended June 30, 2024. The Company recognized gains related to natural gas swap contracts of $0.5 million and $1.2 million for the three and six months ended June 30, 2023, respectively. The Company records all derivative instruments at fair value and had no asset or liability recorded as of June 30, 2024 and December 31, 2023.
Note 11. Fair Value of Financial Instruments
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of June 30, 2024 or December 31, 2023. During the six months ended June 30, 2024, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the six months ended June 30, 2024.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Debt — The Company's outstanding debt is carried at cost. As of June 30, 2024, there were no borrowings outstanding under the ABL Facility, with $107.4 million available, net of outstanding letters of credit of $8.7 million. As of December 31, 2023, the Company had no borrowings outstanding under the ABL Facility, with $107.4 million available, net of outstanding letters of credit of $8.7 million. As of June 30, 2024 and December 31, 2023, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $157.7 million and $156.0 million, respectively.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)
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
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest income (expense), and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Revenues
Mining	$390,424	371,033	$888,423	$871,524
All other	6,099	8,627	11,613	17,810
Total revenues	$396,524	$379,660	$900,036	$889,334

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Capital Expenditures
Mining	$26,566	$38,388	$57,585	$78,537
All other	84,395	97,728	153,079	125,758
Total capital expenditures	$110,961	$136,116	$210,664	$204,295
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; business interruption expenses; other income; interest income, net; income tax expense; and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent and should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2024 (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA	$129,120	$140,581	$341,531	$408,442
Other revenues	6,099	8,627	11,613	17,810
Cost of other revenues	(10,673)	(11,510)	(20,638)	(22,948)
Depreciation and depletion	(38,150)	(30,550)	(78,173)	(67,763)
Selling, general and administrative	(15,392)	(13,172)	(34,050)	(27,688)
Business interruption	(100)	(3,537)	(302)	(7,754)
Other income	—	—	—	221
Interest income, net	8,327	6,188	15,360	7,649
Income tax expense	(8,519)	(14,534)	(27,641)	(43,598)
Net income	$70,711	$82,093	$207,700	$264,371

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2024 and June 30, 2023. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
We sell substantially all of our steelmaking coal production to steel producers outside of the United States. Steelmaking coal, which is converted to coke, is a critical input in the steel production process. Steelmaking coal is both consumed domestically in the countries where it is produced and exported by several of the largest producing countries, such as China, Australia, the United States, Canada and Russia. Therefore, demand for our coal will be highly correlated to conditions in the global steelmaking industry. The steelmaking industry’s demand for steelmaking coal is affected by a number of factors, including the cyclical nature of that industry’s business, technological developments in the steelmaking process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for steelmaking coal, which would have a material adverse effect upon our business. Similarly, if alternative ingredients are used in substitution for steelmaking coal in the integrated steel mill process, the demand for steelmaking coal would materially decrease, which could also materially adversely affect demand for our steelmaking coal.
Recent Developments
U.S. inflation remains at approximately 3%, driven by increased energy and food costs, supply constraints and strong consumer demand. While inflation is expected to ease in the overall economy for the remainder of 2024, we have not seen it easing significantly in the coal mining industry and expect that inflation will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Specifically, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. In addition, we have experienced inflation in the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
The global seaborne metallurgical coal market deteriorated at the end of February 2024, primarily driven by softening demand in India and China combined with increased supply driven by strong production from Australia. Prices remained rangebound for much of the second quarter 2024 due to the increased supply from Australia combined with an off-season weak demand phase. As of July 16, 2024, the Platts Index price for premium LV coal is $234.00 per metric ton. Per Wood Mackenzie global metallurgical coal short-term outlook released in June 2024, steelmaking coal supply is expected to be constrained in the third quarter of 2024 driven by Australian mine longwall moves, Australian railway maintenance and recent mine fires. On the demand side, Wood Mackenzie is forecasting India steel demand to increase as it enters its post-monsoon stocking season and announces its new government infrastructure spending plan combined with potential increased demand from China driven by more stimulus measures in the property sector. According to the World Steel Association short range outlook, steel demand forecast for 2024 is expected to increase 1.7% and 1.2% in 2025. The increase in steel demand is led in large part to increased demand from India of 8% over 2024 and 2025, driven by continued growth in all steel using sectors and continued strong growth in infrastructure investments. The increase in steel demand in India is offset by a forecasted decrease in steel demand in China driven by the decline in real estate investments.
Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the labor union representing certain of our hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. We incurred business interruption expenses of approximately $0.1 million and $0.3 million for the three and six months ended June 30, 2024, which represent ongoing legal expenses associated with ongoing labor negotiations. We incurred $3.5 million and $7.8 million for the three and six months ended June 30, 2023, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are presented separately in the Condensed Statements of Operations. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023

Segment Adjusted EBITDA	$129,120	$140,581	$341,531	$408,442
Metric tons sold	1,904	1,613	3,835	3,381
Metric tons produced	1,970	1,745	3,831	3,341
Average net selling price per metric ton	$205.05	$230.03	$231.66	$257.77
Cash cost of sales per metric ton	$136.39	$141.95	$141.82	$136.21
Cost of production %	61%	59%	61%	58%
Transportation and royalties %	39%	41%	39%	42%
Adjusted EBITDA	$115,943	$129,980	$316,140	$389,387

Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; business interruption expenses; interest income, net; income tax expense; other income and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023

Cost of sales (exclusive of depreciation and depletion)	$261,305	$230,452	$546,892	$463,082
Asset retirement obligation accretion	(703)	(539)	(1,405)	(1,079)
Stock compensation expense	(912)	(948)	(1,625)	(1,482)
Cash cost of sales	$259,690	$228,965	$543,862	$460,521
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2024	2023	2024	2023
Net income	$70,711	$82,093	$207,700	$264,371
Interest income, net	(8,327)	(6,188)	(15,360)	(7,649)
Income tax expense	8,519	14,534	27,641	43,598
Depreciation and depletion	38,150	30,550	78,173	67,763
Asset retirement obligation accretion (1)	1,298	990	2,595	1,896
Stock compensation expense (2)	5,040	4,573	14,187	12,275
Other non-cash accretion (3)	451	413	902	827
Mark-to-market gain on gas hedges (4)	—	(522)	—	(1,227)
Business interruption (5)	101	3,537	302	7,754
Other income (6)	—	—	—	(221)
Adjusted EBITDA	$115,943	$129,980	$316,140	$389,387
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
(6)Represents proceeds received associated with the Chapter 11 Cases from Walter Energy, Inc.

Results of Operations
Three Months Ended June 30, 2024 and 2023
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended June 30,
($ in thousands)	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$390,424	98.5%	$371,033	97.7%
Other revenues	6,099	1.5%	8,627	2.3%
Total revenues	396,524	100.0%	379,660	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	261,305	65.9%	230,452	60.7%
Cost of other revenues (exclusive of items shown separately below)	10,673	2.7%	11,510	3.0%
Depreciation and depletion	38,150	9.6%	30,550	8.0%
Selling, general and administrative	15,392	3.9%	13,172	3.5%
Business interruption	100	—%	3,537	0.9%
Total costs and expenses	325,620	82.1%	289,221	76.2%
Operating income	70,904	17.9%	90,439	23.8%
Interest expense	(915)	(0.2)%	(5,452)	(1.4)%
Interest income	9,241	2.3%	11,640	3.1%
Income before income tax expense	79,230	20.0%	96,627	25.5%
Income tax expense	8,519	2.1%	14,534	3.8%
Net income	$70,711	17.8%	$82,093	21.6%
Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended June 30,
	2024	2023
Met Coal (metric tons in thousands)
Metric tons sold	1,904	1,613
Metric tons produced	1,970	1,745
Average net selling price per metric ton	$205.05	$230.03
Cash cost of sales per metric ton	$136.39	$141.95
We produced 2.0 million metric tons of steelmaking coal for the three months ended June 30, 2024 compared to 1.7 million metric tons for the three months ended June 30, 2023, representing a 13% increase. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the second quarter of 2024 compared to the second quarter of 2023.
Sales for the three months ended June 30, 2024 were $390.4 million compared to $371.0 million for the three months ended June 30, 2023. The $19.4 million increase in sales was primarily driven by a $66.9 million increase in sales due to a 18% or 0.3 million metric ton increase in steelmaking coal sales volume offset partially by a $47.6 million decrease in sales related to a $24.98 per metric ton decrease in the average net selling price per metric ton of steelmaking coal. The 18% increase in sales volumes was driven by higher production from both Mine No. 4 and Mine No. 7 operating at higher capacity levels in 2024 compared to 2023. The average net selling price of our steelmaking coal decreased $24.98 from the $230.03 per metric ton in the second quarter of 2023 to $205.05 per metric ton in the second quarter of 2024.
For the three months ended June 30, 2024, our geographic customer mix was 39% in Europe, 37% in Asia, 23% in South America and 1% in the United States. For the three months ended June 30, 2023, our geographic customer mix was 47%

in Europe, 33% in Asia, 19% in South America and 1% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended June 30, 2024 were $6.1 million compared to $8.6 million for the three months ended June 30, 2023. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $2.5 million decrease in other revenues is primarily due to a decrease in sales volume of 10% as the Southern Louisiana natural gas price average per Million British Thermal Unit ("MMBtu") remained relatively consistent for the three months ended June 30, 2024 as compared to the prior year comparable period.
Cost of sales was $261.3 million, or 65.9% of total revenues, for the three months ended June 30, 2024, compared to $230.5 million, or 60.7% of total revenues for the three months ended June 30, 2023. The $30.9 million increase is primarily driven by a $41.3 million increase due to a 0.3 million metric ton increase in steelmaking coal sales volume offset partially by a $10.6 million decrease due to a $24.98 per metric ton decrease in the average net selling price per metric ton of steelmaking coal and its effect on our variable cost structure, primarily for wages, transportation and royalties. For the three months ended June 30, 2024 cost of production represented 61% of cost of sales and transportation and royalties accounted for approximately 39% compared to cost of production of 59% and transportation and royalties of 41% for the three months ended June 30, 2023.
Depreciation and depletion expenses were $38.1 million, or 9.6% of total revenues, for the three months ended June 30, 2024, compared to $30.6 million, or 8.0% of total revenues for the three months ended June 30, 2023. The $7.6 million increase in depreciation and depletion is primarily driven by an increase additional assets placed into service and an increase in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $15.4 million, or 3.9% of total revenues, for the three months ended June 30, 2024, compared to $13.2 million, or 3.5% of total revenues, for the three months ended June 30, 2023. The $2.2 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $0.1 million and $3.5 million for the three months ended June 30, 2024 and 2023, respectively. The decrease in business interruption expenses is due to the end of the labor strike on February 16, 2023 that the labor union initiated on April 1, 2021. The expenses in the three months ended June 30, 2024 represent ongoing legal expenses associated with labor negotiations and the expenses in the three months ended June 30, 2023 represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses.
Interest expense was $0.9 million, or 0.2% of total revenues, for the three months ended June 30, 2024, compared to interest expense of $5.5 million, or 1.4% of total revenues, for the three months ended June 30, 2023. The $4.5 million decrease is due to the early retirement of our Notes (as defined below) in August 2023 and maturity of financing leases.
Interest income was $9.2 million, or 2.3% of total revenues for the three months ended June 30, 2024, compared to $11.6 million, or 3.1% of total revenues for the three months ended June 30, 2023. The $2.4 million decrease was primarily driven by a decrease in invested cash balances.
For the three months ended June 30, 2024, we recognized income tax expense of $8.5 million compared to income tax expense of $14.5 million for the three months ended June 30, 2023. The $6.0 million decrease in income tax expense is primarily driven by a decrease in pre-tax income. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $8.5 million income tax expense for the three months ended June 30, 2024, includes a benefit related to depletion, Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") and Section 45l Deduction: Marginal Well Credit. The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-derived intangible income. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.

Six Months Ended June 30, 2024 and 2023
The following table summarizes certain unaudited financial information for these periods.

	For the six months ended June 30,
($ in thousands)	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$888,423	98.7%	$871,524	98.0%
Other revenues	11,613	1.3%	17,810	2.0%
Total revenues	900,036	100.0%	889,334	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	546,892	60.8%	463,082	52.1%
Cost of other revenues (exclusive of items shown separately below)	20,638	2.3%	22,948	2.6%
Depreciation and depletion	78,173	8.7%	67,763	7.6%
Selling, general and administrative	34,050	3.8%	27,688	3.1%
Business interruption	302	—%	7,754	0.9%
Total costs and expenses	680,055	75.6%	589,235	66.3%
Operating income	219,982	24.4%	300,099	33.7%
Interest expense	(2,036)	(0.2)%	(12,895)	(1.4)%
Interest Income	17,395	1.9%	20,544	2.3%
Income before income tax expense	235,341	26.1%	307,969	34.6%
Income tax expense	27,641	3.1%	43,598	4.9%
Net income	$207,700	23.1%	$264,371	29.7%
Sales and cost of sales components on a per unit basis were as follows:

	For the six months ended June 30,
	2024	2023
Met Coal (metric tons in thousands)
Metric tons sold	3,835	3,381
Metric tons produced	3,831	3,341
Average net selling price per metric ton	$231.66	$257.77
Cash cost of sales per metric ton	$141.82	$136.21
We produced 3.8 million metric tons of steelmaking coal for the six months ended June 30, 2024 compared to 3.3 million metric tons for the six months ended June 30, 2023, representing a 13% increase. The increased production drove an increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the six months ended June 30, 2024 compared to the six months ended June 30, 2023.
Sales for the six months ended June 30, 2024 were $888.4 million compared to $871.5 million for the six months ended June 30, 2023. The 2% increase in sales was primarily driven by a $117.0 million increase in sales due to a 13% or 0.5 million metric ton increase in steelmaking coal sales volume offset partially by a $100.1 million decrease in sales related to a 10% or $26.11 per metric ton decrease in the average net selling price per metric ton of steelmaking coal. The 13% increase in sales volumes was driven by increased production due to both Mine No. 4 and Mine No. 7 operating at higher capacity levels combined with improved performance by our rail transportation provider and the McDuffie Terminal.
For the six months ended June 30, 2024, our geographic customer mix was 42% in Europe, 37% in Asia, 20% in South America and 1% in the United States. For the six months ended June 30, 2023, our geographic customer mix was 50% in Europe, 27% in Asia, 22% in South America and 1% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the six months ended June 30, 2024 were $11.6 million compared to $17.8 million for the six months ended June 30, 2023. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $6.2 million decrease in other revenues is due to the decrease in the Southern Louisiana natural gas price average of $0.58 per MMBtu or 20% and a decrease in sales volume for the six months ended June 30, 2024 as compared to the prior year comparable period.
Cost of sales (exclusive of items shown separately below) was $546.9 million, or 60.8% of total revenues, for the six months ended June 30, 2024, compared to $463.1 million, or 52.1% of total revenues for the six months ended June 30, 2023. The $83.8 million increase is primarily driven by a $61.8 million increase due to a 13% or 0.5 million metric ton increase in steelmaking coal sales volume combined with a $21.5 million increase due to an increase in cost of production primarily driven by increased labor costs and increased transportation costs due to the failure of a lock and dam system on the Tombigbee River that occurred in January, which slightly increased our transportation costs. For the six months ended June 30, 2024 cost of production represented 61% of cost of sales and transportation and royalties accounted for approximately 39% compared to cost of production of 58% and transportation and royalties of 42% for the six months ended June 30, 2023.
Depreciation and depletion expenses were $78.2 million, or 8.7% of total revenues, for the six months ended June 30, 2024, compared to $67.8 million, or 7.6% for the six months ended June 30, 2023. The $10.4 million increase in depreciation and depletion is primarily driven by additional assets placed into service and a 13% or 0.5 million metric ton increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $34.0 million, or 3.8% of total revenues, for the six months ended June 30, 2024, compared to $27.7 million, or 3.1% of total revenues, for the six months ended June 30, 2023. The $6.4 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $0.3 million and $7.8 million for the six months ended June 30, 2024 and 2023, respectively. These expenses decreased compared to the prior period primarily due to the end of the labor strike on February 16, 2023 that the labor union initiated on April 1, 2021 and represent ongoing legal expenses associated with the labor negotiations.
Interest expense was $2.0 million, or 0.2% of total revenues, for the six months ended June 30, 2024, compared to $12.9 million, or 1.4% of total revenues, for the six months ended June 30, 2023. The $10.9 million decrease was primarily driven by a decrease in interest expense due to the early retirement of our Notes in August 2023, an increase in capitalized interest associated with the Blue Creek project and maturity of financing leases.
Interest income was $17.4 million, or 1.9% of total revenues for the six months ended June 30, 2024, compared to $20.5 million, or 2.3% of total revenues for the six months ended June 30, 2023. The $3.1 million decrease was primarily driven by a decrease in invested cash balances.
Other income for the six months ended June 30, 2023 of $0.2 million represents proceeds received from the Chapter 11 Cases from Walter Energy, Inc.
We recognized income tax expense of $27.6 million and $43.6 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The decrease in income tax expense is primarily driven by a decrease in pre-tax income. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $27.6 million income tax expense for the six months ended June 30, 2024, includes a benefit related to depletion, IRC Section 250 Deduction: FDII and Section 45l Deduction: Marginal Well Credit. The TCJA was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-derived intangible income. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period.

Liquidity and Capital Resources
Overview
Our sources of cash have been steelmaking coal and natural gas sales to customers, proceeds received from the Notes and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, working capital, our capital expenditures, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.
Going forward, we plan to use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, our reclamation obligations, professional fees and other non-recurring transaction expenses and strategic investments, the development of Blue Creek, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs, including the development of Blue Creek, going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital needs, the development of Blue Creek, or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions and a resolution of the CBA contract negotiations with the labor union representing certain of our hourly employees.
Our total liquidity as of June 30, 2024 was $816.4 million, consisting of cash and cash equivalents of $709.0 million and $107.4 million available under our ABL Facility. As of June 30, 2024, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility.
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
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, we were insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. Beginning on June 1, 2018 through May 31, 2020, we had a deductible policy where we are responsible for the first $0.5 million for each black lung claim. From June 1, 2020 through May 31, 2024, we had a deductible policy where we are responsible for the first $1.0 million for each black lung claim. Beginning June 1, 2024, we have a deductible policy where we are responsible for the first $2.0 million for each black lung claim.
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.3 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules requires, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2024, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $45.8 million, $18.6 million as collateral for self-insured black lung related claims and $5.2 million for miscellaneous purposes.
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
Refer to the respective notes to our audited financial statements for the year ended December 31, 2023 included in our 2023 Annual Report for further information about our credit facilities and long-term debt (Note 13), commitments and contingencies (Note 15), asset retirement obligations (Note 8), black lung obligations (Note 10), lease payment obligations (Note 14), stock repurchase programs (Note 16) and derivative instruments (Note 17).
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
Statements of Cash Flows
Cash balances were $709.0 million and $738.2 million at June 30, 2024 and December 31, 2023, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2024	2023
Net cash provided by operating activities	$251,033	$317,444
Net cash used in investing activities	(223,309)	(232,403)
Net cash used in financing activities	(56,898)	(87,100)
Net (decrease) increase in cash and cash equivalents	$(29,174)	$(2,059)
Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations, mark-to-market gain on gas hedges and changes in net working capital.
Net cash provided by operating activities was $251.0 million for the six months ended June 30, 2024, and was primarily attributed to net income of $207.7 million adjusted for depreciation and depletion expense of $78.2 million, stock based compensation expense of $14.2 million, deferred income tax expense of $6.8 million, accretion of asset retirement obligations of $2.6 million, amortization of debt issuance costs and debt discount of $0.8 million, and an increase in our net working capital of $57.1 million since December 31, 2023. The increase in our working capital was primarily driven by increases in accounts receivable due to higher sales volumes and the timing of sales partially offset by increased accounts payable due to timing of payments.
Net cash provided by operating activities was $317.4 million for the six months ended June 30, 2023, and was primarily attributed to net income of $264.4 million adjusted for depreciation and depletion expense of $67.8 million, deferred income tax expense of $37.9 million, stock based compensation expense of $12.3 million, accretion of asset retirement obligations of $1.9 million, amortization of debt issuance costs and debt discount of $1.2 million, and an increase in our net working capital of $75.8 million since December 31, 2023. The increase in our working capital was primarily driven by increases in accounts receivable and increased accrued expenses and accounts payable. The increase in trade accounts receivable reflects higher sales volumes and the timing of sales and the increase in accrued expenses and accounts payable is due to the timing of payments.
Investing Activities
Net cash used in investing activities was $223.3 million and $232.4 million for the six months ended June 30, 2024 and 2023, respectively, primarily due to purchases of property, plant and equipment and mine development. Capital expenditures during the six months ended June 30, 2024 for the development of Blue Creek were $152.6 million and capital expenditures during the six months ended June 30, 2023 for the development of Blue Creek were $125.6 million. The prior year period also includes $2.4 million cash paid to acquire the remaining ownership interest in gas wells owned by an independent third party.
Financing Activities
Net cash used in financing activities was $56.9 million for the six months ended June 30, 2024, primarily due to the payment of regular quarterly and special dividends of $36.2 million, payments for taxes related to net share settlement of equity awards of $11.8 million and principal repayments of finance lease obligations of $8.9 million. Net cash used in financing activities was $87.1 million for the six months ended June 30, 2023, primarily due to the payment of regular quarterly and special dividends of $53.7 million, principal repayments of finance lease obligations of $16.2 million, payment for taxes related to net share settlement of equity awards of $9.2 million and retirements of debt related to our Notes of $8.0 million.
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
During the six months ended June 30, 2024, we have paid $36.2 million of regular quarterly and special cash dividends under the Capital Allocation Policy.

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
On April 25, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, totaling approximately $4.2 million, which was paid May 13, 2024, to stockholders of record as of the close of business on May 6, 2024.
On July 26, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, totaling approximately $4.2 million, which will be paid August 13, 2024, to stockholders of record as of the close of business on August 6, 2024.
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
ABL Facility
The ABL Facility will mature on December 6, 2026. As of June 30, 2024, no loans were outstanding under the ABL Facility and there were $8.7 million of letters of credit issued and outstanding under the ABL Facility. At June 30, 2024, we had $107.4 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2024, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2024.

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
Our capital expenditures were $210.7 million and $204.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek and Mine No. 4 North as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the six months ended June 30, 2024 were $152.6 million and $518.6 million has been spent on this project to date. Our deferred mine development costs were $12.6 million and $25.7 million for the six months ended June 30, 2024 and June 30, 2023, respectively, and relate to the development of Blue Creek and Mine No. 4 North.
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
In 2023, we focused on the slope, return shaft, service shaft, bathhouse, warehouse, and substations. Also, in 2023, we initiated important and highly beneficial project scope changes that will require incremental capital expenditures over the life of the project while lowering operating costs, increasing flexibility to manage risks, and making better use of multi-channel transportation methods. While we originally planned on a single channel to transport coal from the Blue Creek mine via an overland belt to a third-party owned and operated barge loadout facility, we are now constructing a belt conveyor system to a railroad loadout to transport the majority of the coal. We expect this change to de-risk the single channel to market, lower operating costs and move volumes faster to the port. We are also constructing and will operate a barge loadout ourselves rather than utilizing a third-party provider. We believe that the potential economic benefits associated with this scope change should provide us with an inherently robust and cost competitive outbound logistics model that will provide additional flexibility to manage alternative transportation methods.
The inclusion of the benefits and incremental capital expenditures relating to these specific scope changes did not have a material impact on the project's economic metrics of net present value and internal rate of return and did not change the project timeline. In addition, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. Inflationary pressures are expected to continue during the remainder of the project development period. While cost inflation has impacted the cost of the project, these inflationary pressures are expected to be offset by an inflationary increase in the long-term price assumption for steelmaking coal. There have been no changes to the reset baseline total project cost since that initial disclosure in 2023. The reset baseline total project cost ranges from $995 million to $1.075 billion.
In 2024, we plan to continue to make significant progress on the major components for seam access, surface infrastructure and coal transportation. During the second quarter of 2024, we completed on schedule major components for seam access, which includes the production slope, service shaft and ventilation shaft and fan. The next major step is completing the installation of the service cage and the slope belt. This will allow for the initial development of the longwall panel with the first continuous miner unit expected to begin in the third quarter of 2024. On the surface infrastructure components, we completed the construction of the bathhouse, warehouse, and critical electrical substations and made significant progress on the construction of the preparation plant. On the coal transportation components, the construction of the run of mine and clean coal belt structures and the rail and barge loadouts remain on schedule. We are also focused on increasing the headcount at Blue Creek by approximately 100 employees by the end of year. We continue to work closely with contractors and vendors to overcome supply chain and labor shortages in the mining industry. To date, we have not incurred any significant barriers to keep us from hitting our targets.
We have invested approximately $518.6 million project to date, including $152.6 million in the first half of 2024. We expect to spend $325 to $375 million in 2024 on the continued development of Blue Creek and of the remaining capital expenditures, we generally expect to spend approximately 70% in 2025 and 30% in 2026.
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
As of June 30, 2024, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2024, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $45.8 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $5.2 million.
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of June 30, 2024, the Company had no natural gas swap contracts outstanding.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2024 and December 31, 2023, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2024, assuming we had $116.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.1 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2024. Based on the evaluation of our disclosure controls and procedures as of June 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended June 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
April 1, 2024 - April 30, 2024
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
May 1, 2024 - May 31, 2024
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
June 1, 2024 - June 30, 2024
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended June 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

*    Filed herewith.
**    Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARRIOR MET COAL, INC.

Date: August 1, 2024	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)