Form 10-Q
period 2024-09-30
WARRIOR MET COAL, INC.
filed 2024-10-30
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of October 28, 2024: 52,311,533

TABLE OF CONTENTS

Forward-Looking Statements		1

Part I. Financial Information		3
Item 1.	Financial Statements	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	4
	Condensed Balance Sheets as of September 30, 2024 (Unaudited) and December 31, 2023	5
	Condensed Statements of Cash Flows for the nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	6
	Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2024 (Unaudited) and September 30, 2023 (Unaudited)	7
	Notes to Condensed Financial Statements	8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	34

Part II. Other Information		36
Item 1.	Legal Proceedings	36
Item 1A.	Risk Factors	36
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36
Item 3.	Defaults on Senior Securities	37
Item 4.	Mine Safety Disclosures	37
Item 5.	Other Information	37
Item 6.	Exhibits	38

Signatures		39

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (this "Form 10-Q" or "this report") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with the labor union representing certain of our hourly employees. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:
•the impact of global pandemics, including the impact of any such pandemic on our business, employees, suppliers and customers, the metallurgical ("met") or steelmaking coal and steel industries, and global economic markets;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues:
Sales	$319,944	$416,888	$1,208,366	$1,288,412
Other revenues	7,776	6,599	19,389	24,409
Total revenues	327,720	423,487	1,227,755	1,312,821
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	231,598	260,376	778,489	723,458
Cost of other revenues (exclusive of items shown separately below)	8,854	9,855	29,491	32,803
Depreciation and depletion	36,642	34,020	114,815	101,783
Selling, general and administrative	11,403	11,138	45,452	38,826
Business interruption	107	347	409	8,101
Total costs and expenses	288,604	315,736	968,656	904,971
Operating income	39,116	107,751	259,099	407,850
Interest expense	(1,422)	(3,418)	(3,458)	(16,313)
Interest income	8,679	10,691	26,074	31,235
Loss on early extinguishment of debt	—	(11,699)	—	(11,699)
Other expense	—	(1,102)	—	(881)
Income before income tax expense	46,373	102,223	281,715	410,192
Income tax expense	4,607	16,841	32,248	60,439
Net income	$41,766	$85,382	$249,467	$349,753
Basic and diluted net income per share:
Net income per share—basic	$0.80	$1.64	$4.78	$6.73
Net income per share—diluted	$0.80	$1.64	$4.78	$6.72
Weighted average number of shares outstanding—basic	52,330	52,019	52,167	51,958
Weighted average number of shares outstanding—diluted	52,394	52,111	52,221	52,028
Dividends per share:	$0.08	$0.07	$0.74	1.09
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$583,158	$738,197
Short-term investments	9,392	9,030
Trade accounts receivable	152,627	98,225
Income tax receivable	—	7,833
Inventories, net	191,295	183,949
Prepaid expenses and other receivables	35,660	31,932
Total current assets	972,132	1,069,166
Restricted cash	7,486	—
Mineral interests, net	74,267	80,442
Property, plant and equipment, net	1,439,214	1,179,609
Deferred income taxes	5,411	5,854
Long-term investments	49,721	—
Other long-term assets	32,217	21,987
Total assets	$2,580,448	$2,357,058
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$45,112	$36,245
Accrued expenses	76,315	81,612
Asset retirement obligations	12,500	12,500
Short-term financing lease liabilities	13,512	11,463
Other current liabilities	19,894	5,850
Total current liabilities	167,333	147,670
Long-term debt	153,460	153,023
Asset retirement obligations	71,201	71,666
Black Lung obligations	27,490	26,966
Long-term financing lease liabilities	3,405	8,756
Deferred income taxes	70,732	74,531
Total liabilities	493,621	482,612

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of September 30, 2024 and December 31, 2023; 54,533,374 issued and 52,311,533 outstanding as of September 30, 2024; 54,240,764 issued and 52,018,923 outstanding as of December 31, 2023)	545	542
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of September 30, 2024 and December 31, 2023)	(50,576)	(50,576)
Additional paid in capital	282,718	279,332
Retained earnings	1,854,140	1,645,148
Total stockholders’ equity	2,086,827	1,874,446
Total liabilities and stockholders’ equity	$2,580,448	$2,357,058
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the nine months ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$249,467	$349,753
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	114,815	101,783
Deferred income tax expense	(3,355)	52,363
Stock based compensation expense	15,061	14,473
Amortization of debt issuance costs and debt discount	1,188	1,704
Accretion of asset retirement obligations	3,897	2,886
Loss on early extinguishment of debt	—	11,699
Changes in operating assets and liabilities:
Trade accounts receivable	(54,402)	(116,298)
Income tax receivable	7,833	—
Inventories, net	(8,094)	35,624
Prepaid expenses and other receivables	(3,727)	(515)
Accounts payable	6,146	7,065
Accrued expenses and other current liabilities	(403)	(10,505)
Other	(15,185)	5,986
Net cash provided by operating activities	313,241	456,018
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(326,542)	(310,820)
Deferred mine development costs	(19,544)	(31,511)
Purchases of long-term investments	(49,721)	—
Acquisition, net of cash acquired	—	(2,421)
Net cash used in investing activities	(395,807)	(344,752)
FINANCING ACTIVITIES
Dividends paid	(40,475)	(57,390)
Retirements of debt	—	(162,358)
Principal repayments of finance lease obligations	(12,735)	(24,989)
Payments for taxes related to net share settlement of equity awards	(11,777)	(9,198)
Net cash used in financing activities	(64,987)	(253,935)
Net decrease in cash, cash equivalents and restricted cash	(147,553)	(142,669)
Cash, cash equivalents and restricted cash at beginning of period	738,197	829,480
Cash, cash equivalents and restricted cash at end of period	$590,644	$686,811

Cash and cash equivalents at beginning of period	$738,197	$829,480
Restricted cash at beginning of period	—	—
Cash, cash equivalents and restricted cash at beginning of period	$738,197	$829,480

Cash and cash equivalents at end of period	$583,158	$686,811
Restricted cash at end of period	7,486	—
Cash, cash equivalents and restricted cash at end of period	$590,644	$686,811
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023

Common Stock
Balance, beginning of period	$545	$539	$542	$539
Issuance of shares	—	3	3	3
Balance, end of period	545	542	545	542
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	281,801	273,068	279,332	269,956
Stock based compensation expense	917	2,223	15,166	14,533
Tax withholdings on vested equity awards	—	(4)	(11,780)	(9,202)
Balance, end of period	282,718	275,287	282,718	275,287
Retained Earnings
Balance, beginning of period	1,816,617	1,438,264	1,645,148	1,227,596
Net income	41,766	85,382	249,467	349,753
Dividends paid	(4,243)	(3,687)	(40,475)	(57,390)
Balance, end of period	1,854,140	1,519,959	1,854,140	1,519,959
Total Stockholders' Equity	$2,086,827	$1,745,212	$2,086,827	$1,745,212
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). Operating results for the three and nine months ended September 30, 2024 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2024. The balance sheet at December 31, 2023 has been derived from the audited financial statements for the year ended December 31, 2023 included in the 2023 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The Company incurred business interruption expenses of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, which represent ongoing legal expenses associated with ongoing labor negotiations. The Company incurred $0.3 million and $8.1 million for the three and nine months ended September 30, 2023, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are presented separately in the Condensed Statements of Operations. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. Restricted cash consist of cash that the Company is contractually obligated to maintain in a money market account as collateral for workers' compensation claims. Restricted cash is classified as noncurrent based on the nature of the restriction.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
Investments
Instruments with maturities greater than three months, but less than twelve months, are included in short-term investments. Instruments with maturities greater than twelve months are included in long-term investments. The Company also purchases fixed income securities and certificates of deposits with varying maturities that are classified as available for sale and are carried at fair value. Securities classified as held to maturity are those securities that management has the intent and ability to hold to maturity.
As of September 30, 2024 and December 31, 2023, short-term investments consisted of $9.4 million and $9.0 million in cash and fixed income securities. The short-term investments are posted as collateral for outstanding surety bonds posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016.
As of September 30, 2024, long-term investments consisted of $49.7 million in fixed income securities with maturities greater than twelve months. The Company had no such investments as of December 31, 2023.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of September 30, 2024 and December 31, 2023, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	September 30, 2024	December 31, 2023
Coal	$111,352	$129,989
Raw materials, parts, supplies and other, net	79,943	53,960
Total inventories, net	$191,295	$183,949
Note 4. Income Taxes
For the three and nine months ended September 30, 2024 and 2023, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and nine months ended September 30, 2024, the Company had income tax expense of $4.6 million and $32.2 million, respectively. For the three and nine months ended September 30, 2023, the Company had income tax expense of $16.8 million and $60.4 million, respectively.
The $4.6 million and $32.2 million income tax expense for the three and nine months ended September 30, 2024 and the $16.8 million and $60.4 million income tax expense for the three and nine months ended September 30, 2023, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-derived intangible income.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	September 30, 2024	December 31, 2023	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(3,057)	(3,494)
Total debt	153,460	153,023
Less: current debt	—	—
Total long-term debt	$153,460	$153,023
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
During the nine months ended September 30, 2023, the Company repurchased in the open market and extinguished approximately $162.4 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $11.7 million which is included as a separate line item in the Condensed Statements of Operations.
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
As of September 30, 2024, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2024, the Company had $113.5 million of availability under the ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time).
Note 6. Leases
The Company enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has certain finance leases for mining equipment that expire over various contractual periods. These leases have remaining lease terms of one to five years and do not include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.
Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2024	December 31, 2023
Finance lease right-of-use assets, net(1)	$59,208	$67,014
Finance lease liabilities
Current	13,512	11,463
Noncurrent	3,405	8,756
Total finance lease liabilities	$16,917	$20,219

Weighted average remaining lease term - finance leases (in months)	14.7	20.8
Weighted average discount rate - finance leases(2)	7.01%	7.02%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $50.9 million and $38.5 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of September 30, 2024 and the Balance Sheets as of December 31, 2023, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Operating lease cost(1):	$7,176	$6,278	$27,988	$19,203
Finance lease cost:
Amortization of leased assets	5,548	3,746	17,081	14,375
Interest on lease liabilities	866	452	3,539	1,744
Net lease cost	$13,590	$10,476	$48,608	$35,322
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of September 30, 2024 were as follows (in thousands):

Finance Leases(1)
2024	$5,205
2025	11,075
2026	1,348
Thereafter	—
Total	17,628
Less: amount representing interest	(711)
Present value of lease liabilities	$16,917
(1) Finance lease payments include $5.7 million of future payments required under signed lease agreements that have not yet commenced.
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the nine months ended September 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,539	$1,744
Financing cash flows from finance leases	$12,735	$24,989
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$9,263	$8,315
Note 7. Net Income per Share
Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Numerator:
Net income	$41,766	$85,382	$249,467	$349,753
Denominator:
Weighted-average shares used to compute net income per share—basic	52,330	52,019	52,167	51,958
Dilutive restrictive stock awards	64	92	54	70
Weighted-average shares used to compute net income per share—diluted	52,394	52,111	52,221	52,028
Net income per share—basic	$0.80	$1.64	$4.78	$6.73
Net income per share—diluted	$0.80	$1.64	$4.78	$6.72
Note 8. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2024 and December 31, 2023, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2024 and December 31, 2023, there were no items accrued for miscellaneous litigation.
On July 15, 2015, Walter Energy and certain of its wholly owned U.S. subsidiaries, including Jim Walter Resources, Inc. (“JWR”) filed voluntary petitions for relief under chapter 11 of title 11 of the U.S. Bankruptcy Code (the “Chapter 11 Cases”) in the Northern District of Alabama, Southern Division. On December 7, 2015, Walter Energy Canada Holdings, Inc., Walter Canadian Coal Partnership and their Canadian affiliates (collectively “Walter Canada”) applied for and were granted protection under the Companies’ Creditors Arrangement Act (the “CCAA”) pursuant to an Initial Order of the Supreme Court of British Columbia. As a result of the Company’s acquisition of certain core operating assets of Walter Energy during the Chapter 11 Cases, in the first quarter of 2023 the Company received $0.2 million from the Chapter 11 Cases which is included in other expense in the Condensed Statement of Operations.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2024 and December 31, 2023, the Company had no liability recorded for minimum throughput requirements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $25.6 million and $101.7 million and $29.3 million and $94.0 million for the three and nine months ended September 30, 2024 and 2023, respectively.
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
    Under the New Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements and other considerations as determined from time to time by the Company. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the ABL Facility and the Indenture. The Company intends to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity. Any future repurchases of shares of the Company's common stock will be subject to the 1% excise tax under the Inflation Reduction Act.

As of September 30, 2024 and December 31, 2023, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

Dividend per Share	Dividends Paid	Dividend Type	Declaration Date	Record Date	Payable Date
	(in millions)
$0.07	$3.6	Quarterly	February 9, 2023	February 20, 2023	February 27, 2023
$0.88	$46.4	Special	February 13, 2023	February 28, 2023	March 7, 2023
$0.07	$3.7	Quarterly	April 25, 2023	May 5, 2023	May 12, 2023
$0.07	$3.7	Quarterly	July 28, 2023	August 7, 2023	August 14, 2023
$0.07	$3.7	Quarterly	October 24, 2023	November 3, 2023	November 10, 2023
$0.08	$4.2	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	$26.3	Special	February 9, 2024	March 1, 2024	March 7, 2024
$0.08	$4.2	Quarterly	April 25, 2024	May 6, 2024	May 13, 2024
$0.08	$4.2	Quarterly	July 26, 2024	August 6, 2024	August 13, 2024
$0.08	—	Quarterly	October 25, 2024	November 5, 2024	November 12, 2024
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 10. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2024 and December 31, 2023, the Company had no natural gas swap contracts outstanding.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company recognized no gains or losses for the three and nine months ended September 30, 2024. The Company recognized gains related to natural gas swap contracts $1.2 million for the nine months ended September 30, 2023, and no gains for the three months ended September 30, 2023. The Company records all derivative instruments at fair value and had no asset or liability recorded as of September 30, 2024 and December 31, 2023.
Note 11. Fair Value of Financial Instruments
The Company had no significant assets or any other liabilities measured at fair value on a recurring basis as of September 30, 2024 or December 31, 2023. During the nine months ended September 30, 2024, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the nine months ended September 30, 2024.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash, cash equivalents and restricted cash, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.
Long-term investments — The amortized cost carrying amount reported in the Condensed Balance Sheets approximates fair value due to the nature of fixed income securities.
Debt — The Company's outstanding debt is carried at cost. As of September 30, 2024, there were no borrowings outstanding under the ABL Facility, with $113.5 million available, net of outstanding letters of credit of $2.5 million. As of December 31, 2023, the Company had no borrowings outstanding under the ABL Facility, with $107.4 million available, net of

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)
outstanding letters of credit of $8.7 million. As of September 30, 2024 and December 31, 2023, the estimated fair value of the Notes based upon observable market data (Level 2) was approximately $161.6 million and $156.0 million, respectively.
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
The Company has determined that the two operating segments are similar in both quantitative and qualitative characteristics and thus, the two operating segments have been aggregated into one reportable segment. The Company has determined that its natural gas and royalty businesses and the Blue Creek mine development did not meet the criteria in ASC 280 to be considered as operating or reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest income (expense), and income tax expense by segment.
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Revenues
Mining	$319,944	$416,888	$1,208,366	$1,288,412
All other	7,776	6,599	19,389	24,409
Total revenues	$327,720	$423,487	$1,227,755	$1,312,821

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Capital Expenditures
Mining	$21,354	$37,259	$78,939	$115,796
All other	94,524	69,266	247,603	195,024
Total capital expenditures	$115,878	$106,525	$326,542	$310,820
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; business interruption expenses; other expenses; interest income, net; income tax expense; loss on early extinguishment of debt; and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA does not represent, and should not be considered as, an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
NINE MONTHS ENDED SEPTEMBER 30, 2024 (UNAUDITED)

	For the three months ended September 30,		For the nine months ended September 30,
	2024	2023	2024	2023
Segment Adjusted EBITDA	$88,346	$156,512	$429,877	$564,954
Other revenues	7,776	6,599	19,389	24,409
Cost of other revenues	(8,854)	(9,855)	(29,491)	(32,803)
Depreciation and depletion	(36,642)	(34,020)	(114,815)	(101,783)
Selling, general and administrative	(11,403)	(11,138)	(45,452)	(38,826)
Business interruption	(107)	(347)	(409)	(8,101)
Other expense	—	(1,102)	—	(881)
Interest income, net	7,257	7,273	22,616	14,922
Income tax expense	(4,607)	(16,841)	(32,248)	(60,439)
Loss on early extinguishment of debt	—	(11,699)	—	(11,699)
Net income	$41,766	$85,382	$249,467	$349,753

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2024 and September 30, 2023. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2023 included in our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
Recent Developments
U.S. inflation is currently at approximately 2.4%, driven by increased energy and food costs, supply constraints and strong consumer demand. While inflation in the overall economy has eased in the last twelve months, we have not seen it easing significantly in the coal mining industry. We expect that inflation will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Specifically, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. In addition, we have experienced inflation in the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
During the third quarter of 2024, high-quality steelmaking coal prices reached a three-year low driven by a confluence of weaker demand, excess Chinese steel exports in our customers' markets, and ample availability of steelmaking coals. As of October 11, 2024, the Platts Index price for premium LV coal was $207.00 per metric ton. Per the Wood Mackenzie global metallurgical coal short-term outlook released in September 2024, premium LV coal is expected to remain rangebound between $170.00 and $200.00 per metric ton for the remainder of the year. This expectation is in large part driven by additional Chinese stimulus measures and the end of India's monsoon season, combined with the fact that the premium LV coal price now cuts into the cost curve and approximately 13% of hard coking coal supply is making a negative margin at $180 per metric ton.

While we expect steelmaking coal prices to improve slightly in the fourth quarter, we believe the pricing environment will remain under pressure due to the persistent weakness in the global steel markets and delayed infrastructure spending in India.
Collective Bargaining Agreement
Our Collective Bargaining Agreement ("CBA") with the labor union representing certain of our hourly employees expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. We incurred business interruption expenses of approximately $0.1 million and $0.4 million for the three and nine months ended September 30, 2024, which represent ongoing legal expenses associated with ongoing labor negotiations. We incurred $0.3 million and $8.1 million for the three and nine months ended September 30, 2023, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are presented separately in the Condensed Statements of Operations. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Segment Adjusted EBITDA	$88,346	$156,512	$429,877	$564,954
Metric tons sold	1,688	2,048	5,523	5,429
Metric tons produced	1,739	1,808	5,570	5,149
Average net selling price per metric ton	$189.54	$203.56	$218.79	$237.32
Cash cost of sales per metric ton	$136.10	$126.36	$140.07	$132.49
Cost of production %	66%	62%	63%	60%
Transportation and royalties %	34%	38%	37%	40%
Adjusted EBITDA	$78,492	$145,780	$394,634	$535,167
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; business interruption expenses; interest income, net; income tax expense; loss on early extinguishment of debt; other expense and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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
Sales Volumes and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our steelmaking coal. Our sales volume and sales prices are largely dependent upon the terms of our annual steelmaking coal sales contracts, for which prices generally are set on daily index averages on a quarterly basis. The volume of steelmaking coal we sell is also a function of the pricing environment in the international met coal markets and the amounts of LV and HVA coal that we sell. We evaluate the price we receive for our steelmaking coal based on our average net selling price per metric ton.
Our average net selling price per metric ton represents our coal net sales revenue divided by total metric tons of coal sold. In addition, our average net selling price per metric ton is net of demurrage and quality specification adjustments. We normally compete on a delivered basis when negotiating contract and spot transactions with our global customers. However, depending on market dynamics and other circumstances, the burden of ocean freight may be borne entirely by the supplier, shared between both partners, or assumed entirely by the customer. In the instance when we are responsible for the freight, the freight costs will reduce our net sales revenues and impact our net selling price realizations.
Cash Cost of Sales
We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to accounting principles generally accepted in the United States ("GAAP"), are classified in the Condensed Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce met coal and sell it FOB at the Port of Mobile in Alabama. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
•our operating performance as compared to the operating performance of other companies in the coal industry, without regard to financing methods, historical cost basis or capital structure; and
•the viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.
We believe that this non-GAAP financial measure provides additional insight into our operating performance, and reflects how management analyzes our operating performance and compares that performance against other companies for purposes of business decision making by excluding the impact of certain items that management does not believe are indicative of our core operating performance. We believe that cash cost of sales presents a useful measure of our controllable costs and our operational results by including all costs incurred to produce met coal and sell it FOB at the Port of Mobile in Alabama. Period-to-period comparisons of cash cost of sales are intended to help management identify and assess additional trends that potentially impact us and that may not be shown solely by period-to-period comparisons of cost of sales. Cash cost of sales should not be considered an alternative to cost of sales or any other measure of financial performance or liquidity presented in accordance with GAAP. Cash cost of sales excludes some, but not all, items that affect cost of sales, and our presentation may vary from the presentations of other companies. As a result, cash cost of sales as presented below may not be comparable to similarly titled measures of other companies.
The following table presents a reconciliation of cash cost of sales to total cost of sales, the most directly comparable GAAP financial measure, on a historical basis for each of the periods indicated.

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023

Cost of sales (exclusive of depreciation and depletion)	$231,598	$260,376	$778,489	$723,458
Asset retirement obligation accretion	(702)	(540)	(2,107)	(1,619)
Stock compensation expense	(1,152)	(1,049)	(2,777)	(2,531)
Cash cost of sales	$229,744	$258,787	$773,605	$719,308
Adjusted EBITDA
We define Adjusted EBITDA as net income before interest income, net, income tax expense, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market gain on gas hedges, business interruption, loss on early extinguishment of debt and other income. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2024	2023	2024	2023
Net income	$41,766	$85,382	$249,467	$349,753
Interest income, net	(7,257)	(7,273)	(22,616)	(14,922)
Income tax expense	4,607	16,841	32,248	60,439
Depreciation and depletion	36,642	34,020	114,815	101,783
Asset retirement obligation accretion (1)	1,302	990	3,897	2,886
Stock compensation expense (2)	874	2,258	15,061	14,533
Other non-cash accretion (3)	451	414	1,353	1,241
Mark-to-market gain on gas hedges (4)	—	—	—	(1,227)
Business interruption (5)	107	347	409	8,101
Loss on early extinguishment of debt (6)	—	11,699	—	11,699
Other expense (7)	—	1,102	—	881
Adjusted EBITDA	$78,492	$145,780	$394,634	$535,167
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents mark-to-market gain recognized on gas hedges.
(5)Represents business interruption expenses associated with the labor strike.
(6)Represents a loss incurred in connection with the early extinguishment of debt (see Note 5 of the "Notes to Condensed Financial Statements" in this Form 10-Q).
(7)Represents expenses incurred in connection with a ransomware attack.

Results of Operations
Three Months Ended September 30, 2024 and 2023
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended September 30,
($ in thousands)	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$319,944	97.6%	$416,888	98.4%
Other revenues	7,776	2.4%	6,599	1.6%
Total revenues	327,720	100.0%	423,487	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	231,598	70.7%	260,376	61.5%
Cost of other revenues (exclusive of items shown separately below)	8,854	2.7%	9,855	2.3%
Depreciation and depletion	36,642	11.2%	34,020	8.0%
Selling, general and administrative	11,403	3.5%	11,138	2.6%
Business interruption	107	—%	347	0.1%
Total costs and expenses	288,604	88.1%	315,736	74.6%
Operating income	39,116	11.9%	107,751	25.4%
Interest expense	(1,422)	(0.4)%	(3,418)	(0.8)%
Interest income	8,679	2.6%	10,691	2.5%
Loss on early extinguishment of debt	—	—%	(11,699)	(2.8)%
Other expense	—	—%	(1,102)	(0.3)%
Income before income tax expense	46,373	14.2%	102,223	24.1%
Income tax expense	4,607	1.4%	16,841	4.0%
Net income	$41,766	12.7%	$85,382	20.2%
Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended September 30,
	2024	2023
Met Coal (metric tons in thousands)
Metric tons sold	1,688	2,048
Metric tons produced	1,739	1,808
Average net selling price per metric ton	$189.54	$203.56
Cash cost of sales per metric ton	$136.10	$126.36
We produced 1.7 million metric tons of steelmaking coal for the three months ended September 30, 2024 compared to 1.8 million metric tons for the three months ended September 30, 2023, representing a 3.8% decrease. The decreased production is primarily due to us operating at lower capacity levels in the third quarter of 2024 compared to 2023 due to anticipated lower sales volumes discussed in further detail below.
Sales for the three months ended September 30, 2024 were $319.9 million compared to $416.9 million for the three months ended September 30, 2023. The $96.9 million decrease in sales was primarily driven by a $73.3 million decrease in sales due to a 17.6% or 0.4 million metric ton decrease in steelmaking coal sales volume and a $23.7 million decrease in sales related to a $14.02 per metric ton decrease in the average net selling price per metric ton of steelmaking coal. The 17.6% decrease in sales volumes was driven by us being selective with spot sales and exercising patience while we wait for market conditions to improve. The average net selling price of our steelmaking coal decreased $14.02 from $203.56 per metric ton in the third quarter of 2023 to $189.54 per metric ton in the third quarter of 2024.

For the three months ended September 30, 2024, our geographic customer mix was 44% in Europe, 41% in Asia, 15% in South America and 1% in the United States. For the three months ended September 30, 2023, our geographic customer mix was 45% in Asia, 36% in Europe and 19% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the three months ended September 30, 2024 were $7.8 million compared to $6.6 million for the three months ended September 30, 2023. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land and earned royalty revenue. The $1.2 million increase in other revenues is primarily due to an increase of royalty income offset partially by a decrease in the Southern Louisiana natural gas price average per Million British Thermal Unit ("MMBtu") of 15% for the three months ended September 30, 2024 as compared to the prior year comparable period.
Cost of sales was $231.6 million, or 70.7% of total revenues, for the three months ended September 30, 2024, compared to $260.4 million, or 61.5% of total revenues for the three months ended September 30, 2023. The $28.8 million decrease is primarily driven by a $45.5 million decrease due to a 0.4 million metric ton decrease in steelmaking coal sales volume offset partially by a $16.4 million increase due to a $9.74 per metric ton increase in cash cost of sales per metric ton due to an increase in production costs driven by increased headcount and supply costs. For the three months ended September 30, 2024, cost of production represented 66% of cost of sales and transportation and royalties accounted for approximately 34% compared to cost of production of 62% and transportation and royalties of 38% for the three months ended September 30, 2023.
Depreciation and depletion expenses were $36.6 million, or 11.2% of total revenues, for the three months ended September 30, 2024, compared to $34.0 million, or 8.0% of total revenues for the three months ended September 30, 2023. The $2.6 million increase in depreciation and depletion is primarily driven by an increase in additional assets placed into service partially offset by a decrease in met coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $11.4 million, or 3.5% of total revenues, for the three months ended September 30, 2024, compared to $11.1 million, or 2.6% of total revenues, for the three months ended September 30, 2023. The $0.3 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $0.1 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively. These expenses represent ongoing legal expenses associated with labor negotiations.
Interest expense was $1.4 million, or 0.4% of total revenues, for the three months ended September 30, 2024, compared to interest expense of $3.4 million, or 0.8% of total revenues, for the three months ended September 30, 2023. The $2.0 million decrease is due to the early retirement of $146.1 million of our $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the "Notes") in September 2023, maturity of financing leases and the capitalization of interest associated with the development of Blue Creek.
Interest income was $8.7 million, or 2.6% of total revenues for the three months ended September 30, 2024, compared to $10.7 million, or 2.5% of total revenues for the three months ended September 30, 2023. The $2.0 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.
Loss on early extinguishment of debt for the three months ended September 30, 2023 of $11.7 million represents a premium paid to early retire $146.1 million of our Notes, accelerated amortization of debt discount and fees incurred in connection with the transaction.
Other expenses for the three months ended September 30, 2023 of $1.1 million, or 0.3% of total revenues, primarily represents non-recurring expenses incurred in connection with a ransomware attack.
For the three months ended September 30, 2024, we recognized income tax expense of $4.6 million compared to income tax expense of $16.8 million for the three months ended September 30, 2023. The $12.2 million decrease in income tax expense is primarily driven by a decrease in pre-tax income. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $4.6 million income tax expense for the three months ended September 30, 2024, includes a benefit related to depletion, Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") and Section 45l Deduction: Marginal Well Credit. The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-

derived intangible income. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.
Nine Months Ended September 30, 2024 and 2023
The following table summarizes certain unaudited financial information for these periods.

	For the nine months ended September 30,
($ in thousands)	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$1,208,366	98.4%	$1,288,412	98.1%
Other revenues	19,389	1.6%	24,409	1.9%
Total revenues	1,227,755	100.0%	1,312,821	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	778,489	63.4%	723,458	55.1%
Cost of other revenues (exclusive of items shown separately below)	29,491	2.4%	32,803	2.5%
Depreciation and depletion	114,815	9.4%	101,783	7.8%
Selling, general and administrative	45,452	3.7%	38,826	3.0%
Business interruption	409	—%	8,101	0.6%
Total costs and expenses	968,656	78.9%	904,971	68.9%
Operating income	259,099	21.1%	407,850	31.1%
Interest expense	(3,458)	(0.3)%	(16,313)	(1.2)%
Interest income	26,074	2.1%	31,235	2.4%
Loss on early extinguishment of debt	—	—%	(11,699)	(0.9)%
Other expense	—	—%	(881)	(0.1)%
Income before income tax expense	281,715	22.9%	410,192	31.2%
Income tax expense	32,248	2.6%	60,439	4.6%
Net income	$249,467	20.3%	$349,753	26.6%
Sales and cost of sales components on a per unit basis were as follows:

	For the nine months ended September 30,
	2024	2023
Met Coal (metric tons in thousands)
Metric tons sold	5,523	5,429
Metric tons produced	5,570	5,149
Average net selling price per metric ton	$218.79	$237.32
Cash cost of sales per metric ton	$140.07	$132.49
We produced 5.6 million metric tons of steelmaking coal for the nine months ended September 30, 2024 compared to 5.1 million metric tons for the nine months ended September 30, 2023, representing an 8% increase. The increased production drove a slight increase in sales as both Mine No. 4 and Mine No. 7 operated at higher capacity levels in the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023.
Sales for the nine months ended September 30, 2024 were $1,208.4 million compared to $1,288.4 million for the nine months ended September 30, 2023. The $80.0 million or 6.2% decrease in sales was primarily driven by a $102.3 million decrease in sales related to a 7.8% or $18.53 per metric ton decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $22.3 million increase in sales due to a 1.7% or 0.1 million metric ton increase in steelmaking coal sales volume. The 1.7% increase in sales volumes was driven by increased production due to both Mine No. 4 and Mine No. 7 operating at higher capacity levels combined with improved performance by our rail transportation provider and the McDuffie Terminal.

For the nine months ended September 30, 2024, our geographic customer mix was 43% in Asia, 39% in Europe, 17% in South America and 1% in the United States. For the nine months ended September 30, 2023, our geographic customer mix was 46% in Europe, 34% in Asia, and 20% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the nine months ended September 30, 2024 were $19.4 million compared to $24.4 million for the nine months ended September 30, 2023. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $5.0 million decrease in other revenues is due to the decrease in the Southern Louisiana natural gas price average of $0.52 per MMBtu or 19% and a decrease in sales volume for the nine months ended September 30, 2024 as compared to the prior year comparable period.
Cost of sales (exclusive of items shown separately below) was $778.5 million, or 63.4%, of total revenues, for the nine months ended September 30, 2024, compared to $723.5 million, or 55.1% of total revenues for the nine months ended September 30, 2023. The $55.0 million increase is primarily driven by a $41.9 million increase due to an increase in cost of production primarily driven by increased labor costs, increased supply costs and increased transportation costs due to multiple failures of lock and dam systems that have prevented us from barging coal for the majority of this year combined with a $12.4 million increase due to a 2% or 0.1 million metric ton increase in steelmaking coal sales volume. For the nine months ended September 30, 2024, cost of production represented 63% of cost of sales and transportation and royalties accounted for approximately 37% compared to cost of production of 60% and transportation and royalties of 40% for the nine months ended September 30, 2023.
Depreciation and depletion expenses were $114.8 million, or 9.4% of total revenues, for the nine months ended September 30, 2024, compared to $101.8 million, or 7.8%, for the nine months ended September 30, 2023. The $13.0 million increase in depreciation and depletion is primarily driven by additional assets placed into service and a 1.7% or 0.1 million metric ton increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $45.5 million, or 3.7% of total revenues, for the nine months ended September 30, 2024, compared to $38.8 million, or 3.0% of total revenues, for the nine months ended September 30, 2023. The $6.6 million increase in selling, general and administrative expenses for the period is due to an increase in employee related expenses.
Business interruption expenses were $0.4 million and $8.1 million for the nine months ended September 30, 2024 and 2023, respectively. These expenses decreased compared to the prior period primarily due to the end of the labor strike on February 16, 2023 that the labor union initiated on April 1, 2021. The expenses for the nine months ended September 30, 2024 represent ongoing legal expenses associated with the labor negotiations and the expenses in the nine months ended September 30, 2023 represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses.
Interest expense was $3.5 million, or 0.3% of total revenues, for the nine months ended September 30, 2024, compared to $16.3 million, or 1.2% of total revenues, for the nine months ended September 30, 2023. The $12.9 million decrease was primarily driven by a decrease in interest expense due to the early retirement of our Notes in September 2023, an increase in capitalized interest associated with the Blue Creek project and maturity of financing leases.
Interest income was $26.1 million, or 2.1% of total revenues for the nine months ended September 30, 2024, compared to $31.2 million, or 2.4%, of total revenues for the nine months ended September 30, 2023. The $5.2 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.
Loss on early extinguishment of debt for the nine months ended September 30, 2023 of $11.7 million represents a premium paid to early retire $146.1 million of our Notes, accelerated amortization of debt discount and fees incurred in connection with the transaction.
Other expense for the nine months ended September 30, 2023 of $0.9 million represents non-recurring expenses incurred in connection with a ransomware attack offset partially by proceeds received from the Chapter 11 Cases from Walter Energy, Inc.
We recognized income tax expense of $32.2 million and $60.4 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. The decrease in income tax expense is primarily driven by a decrease in pre-tax income. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $32.2 million income tax expense for the nine months ended September 30, 2024 includes a benefit related to depletion, IRC Section 250 Deduction: FDII and Section 45l Deduction: Marginal Well Credit. The TCJA was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-derived intangible income. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period.
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
Going forward, we plan to use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, reclamation obligations, professional fees and other non-recurring transaction expenses and strategic investments, the development of Blue Creek, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs, including the development of Blue Creek, going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital needs, the development of Blue Creek, or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.
Our ability to generate positive cash flow from operations in the future will be, at least in part, dependent on continued stable global economic conditions.
Our total liquidity as of September 30, 2024 was $746.4 million, consisting of cash and cash equivalents of $583.2 million, long-term investments of $49.7 million and $113.5 million available under our ABL Facility. As of September 30, 2024, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility.
During the first quarter of 2023, we repurchased in the open market and extinguished approximately $8.8 million principal amount of our Notes at a discount to par value. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million, which is included in interest expense in the Condensed Statements of Operations. In addition, in the third quarter of 2023, we retired approximately $146.1 million of our Notes and recognized a loss on early extinguishment of debt of $11.7 million, which represents a premium paid to retire the debt, accelerated amortization of debt discount, net and fees incurred in connection with the transaction.

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
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, we were insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. Beginning on June 1, 2018 through May 31, 2020, we had a deductible policy under which we were responsible for the first $0.5 million for each black lung claim. From June 1, 2020 through May 31, 2024, we had a deductible policy under which we were responsible for the first $1.0 million for each black lung claim. Beginning June 1, 2024, we have a deductible policy where we are responsible for the first $2.0 million for each black lung claim.
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.4 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $2.1 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we have appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers. The proposed rules require, among other requirements, all self-insured operators to post security equal to 120 percent of their projected black lung liabilities.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2024, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $46.3 million, $18.6 million as collateral for self-insured black lung related claims and $5.2 million for miscellaneous purposes.
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
Statements of Cash Flows
Cash balances were $583.2 million and $738.2 million at September 30, 2024 and December 31, 2023, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30,
	2024	2023
Net cash provided by operating activities	$313,241	$456,018
Net cash used in investing activities	(395,807)	(344,752)
Net cash used in financing activities	(64,987)	(253,935)
Net decrease in cash, cash equivalents and restricted cash	$(147,553)	$(142,670)

Operating Activities
Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense, stock-based compensation expense, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations, loss on early extinguishment of debt and changes in net working capital.
Net cash provided by operating activities was $313.2 million for the nine months ended September 30, 2024, and was primarily attributed to net income of $249.5 million adjusted for depreciation and depletion expense of $114.8 million, stock based compensation expense of $15.1 million, deferred income tax expense of $3.4 million, accretion of asset retirement obligations of $3.9 million, amortization of debt issuance costs and debt discount of $1.2 million, and an increase in our net working capital of $52.6 million since December 31, 2023. The increase in our working capital was primarily driven by increases in accounts receivable due to higher sales volumes.
Net cash provided by operating activities was $456.0 million for the nine months ended September 30, 2023, and was primarily attributed to net income of $349.8 million adjusted for depreciation and depletion expense of $101.8 million, deferred income tax expense of $52.4 million, stock based compensation expense of $14.5 million, loss on early extinguishment of debt of $11.7 million, accretion of asset retirement obligations of $2.9 million, amortization of debt issuance costs and debt discount of $1.7 million, and an increase in our net working capital of $84.6 million since December 31, 2022. The increase in our working capital was primarily driven by an increase in accounts receivable and a decrease in accrued expenses offset partially by a decrease in inventories. The increase in trade accounts receivable reflected higher sales volumes and the timing of sales and the decrease in inventories is due to greater sales volumes than production.
Investing Activities
Net cash used in investing activities was $395.8 million and $344.8 million for the nine months ended September 30, 2024 and 2023, respectively, primarily due to purchases of property, plant and equipment, purchases of long-term investments and mine development. Capital expenditures for the development of Blue Creek were $246.4 million and $191.3 million for nine months ended September 30, 2024 and 2023, respectively. The current year also includes the purchase of $49.7 million of long-term investments. The prior year period includes $2.4 million cash paid to acquire the remaining ownership interest in gas wells owned by an independent third party.
Financing Activities
Net cash used in financing activities was $65.0 million for the nine months ended September 30, 2024, primarily due to the payment of regular quarterly and special dividends of $40.5 million, principal repayments of finance lease obligations of $12.7 million and payments for taxes related to net share settlement of equity awards of $11.8 million. Net cash used in financing activities was $253.9 million for the nine months ended September 30, 2023, primarily due to retirements of debt related to our Notes of $162.4 million, payment of regular quarterly and special dividends of $57.4 million, principal repayments of finance lease obligations of $25.0 million and payment for taxes related to net share settlement of equity awards of $9.2 million.
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
During the nine months ended September 30, 2024, we have paid $40.5 million of regular quarterly and special cash dividends under the Capital Allocation Policy.
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
On July 26, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, totaling approximately $4.2 million, which was paid August 13, 2024, to stockholders of record as of the close of business on August 6, 2024.
On October 25, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, totaling approximately $4.2 million, which will be paid November 12, 2024, to stockholders of record as of the close of business on November 5, 2024.
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
ABL Facility
The ABL Facility will mature on December 6, 2026. As of September 30, 2024, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At September 30, 2024, we had $113.5 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of September 30, 2024, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of September 30, 2024.
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
Our capital expenditures were $326.5 million and $310.8 million for the nine months ended September 30, 2024 and September 30, 2023, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek and Mine No. 4 North as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the nine months ended September 30, 2024 were $246.4 million and $612.4 million has been spent on this project to date. Our deferred mine development costs were $19.5 million and $31.5 million for the nine months ended September 30, 2024 and September 30, 2023, respectively, and relate to the development of Blue Creek and Mine No. 4 North.
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
Our third-party reserve report indicates that, once developed, Blue Creek will produce a premium High Vol A steelmaking coal that is characterized by low-sulfur and high coke strength after reaction. High Vol A steelmaking coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, we have observed extended periods in which they achieved a premium over these indices. We expect U.S. High Vol A coals will continue to become an important component of global steelmakers' coal blends due to their unique characteristics. In addition, we also expect that as the decade progresses, overall production and the supply of premium hard coking coals will be outpaced by the growth in demand coming from countries like India, Indonesia and Vietnam. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the projected tightness in supply and the desirable characteristics of our premium High Vol A steelmaking coal.
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
In 2023, we focused on the slope, return shaft, service shaft, bathhouse, warehouse, and substations. Also, in 2023, we initiated important and highly beneficial project scope changes that we expect will require incremental capital expenditures over the life of the project while lowering operating costs, increasing flexibility to manage risks, and making better use of multi-channel transportation methods. While we originally planned on a single channel to transport coal from the Blue Creek mine via an overland belt to a third-party owned and operated barge loadout facility, we are now constructing a belt conveyor system to a railroad loadout to transport the majority of the coal. We expect this change to de-risk the single channel to market, lower operating costs and move volumes faster to the port. We are also constructing and will operate a barge loadout ourselves rather than utilizing a third-party provider. We believe that the potential economic benefits associated with this scope change should provide us with an inherently robust and cost competitive outbound logistics model that will provide additional flexibility to manage alternative transportation methods.
The inclusion of the benefits and incremental capital expenditures relating to these specific scope changes are not expected to have a material impact on the project's economic metrics of net present value and internal rate of return and did not change the project timeline. In addition, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. Inflationary pressures are expected to continue during the remainder of the project development period. While cost inflation has impacted the cost of the project, these inflationary pressures are expected to be offset by an inflationary increase in the long-term price assumption for steelmaking coal. There have been no changes to the reset baseline total project cost since that initial disclosure in 2023. The reset baseline total project cost ranges from $995 million to $1.075 billion.
In 2024, we plan to continue to make significant progress on the major components for seam access, surface infrastructure and coal transportation. During the third quarter of 2024, we installed and commissioned the service cage, slope belt, slope car and raw coal belt, which allowed us to begin development of the initial longwall panel with the first continuous miner unit, producing 35 thousand metric tons during the quarter. We plan on adding two additional continuous miner units by the end of the year to continue the development of the longwall panel. On the surface infrastructure components, we continued to make significant progress on the construction of the preparation plant, which is projected to be online during the middle of 2025. On the coal transportation components, the construction of the 9.5 mile clean coal belt structure and the rail and barge loadouts remain on schedule. We are also focused on increasing the headcount at Blue Creek by approximately 100 employees by the end of year. We continue to work closely with contractors and vendors to overcome supply chain and labor shortages in the mining industry. To date, we have not incurred any significant barriers to keep us from hitting our targets.
We have invested approximately $612.4 million project to date, including $246.4 million in the first nine months of 2024. We expect to spend $325 to $375 million in 2024 on the continued development of Blue Creek and of the remaining capital expenditures, we generally expect to spend approximately 70% in 2025 and 30% in 2026.
The project remains on schedule with the longwall scheduled to start up in the second quarter of 2026. We expect to ramp up production through the development of the project. Specifically, we expect to produce approximately 200 thousand metric tons in 2024, approximately 900 thousand metric tons in 2025, approximately 2.7 million metric tons in 2026 and approximately 4.4 million metric tons in 2027. We do not expect the tons produced in 2024 and 2025 of approximately 1.1 million metric tons to be sold until the second half of 2025 when the preparation plant comes online.
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
Critical Accounting Policies
The financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the period presented. Management evaluates these estimates and assumptions on an ongoing basis, using historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management’s estimates.
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
As of September 30, 2024, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2023 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2024, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $46.3 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $5.2 million.
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of September 30, 2024, the Company had no natural gas swap contracts outstanding.

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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2024 and December 31, 2023, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2024, assuming we had $116.0 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.1 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2024. Based on the evaluation of our disclosure controls and procedures as of September 30, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended September 30, 2024:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
July 1, 2024 - July 31, 2024
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
August 1, 2024 - August 31, 2024
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
September 1, 2024 - September 30, 2024
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended September 30, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.4
Second Amended and Restated Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38061) filed with the Commission on October 25, 2024).

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

WARRIOR MET COAL, INC.

Date: October 30, 2024	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)