Form 10-K
period 2024-12-31
WARRIOR MET COAL, INC.
filed 2025-02-13
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2024, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $3.3 billion.
Number of shares of common stock outstanding as of February 12, 2025: 52,540,246

Documents Incorporated By Reference
Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference into Part III of this report for the year ended December 31, 2024.

i

FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•the impact of global pandemics, including its impact on our business, employees, suppliers and customers, the steelmaking coal and steel industries, and global economic markets;

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

These forward-looking statements involve a number of risks and uncertainties that could cause actual results to differ materially from those suggested by the forward-looking statements. Forward-looking statements should, therefore, be considered in light of various factors, including those set forth under “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” “Part I, Item 1A. Risk Factors” and elsewhere in this Annual Report, and those set forth from time to time in our other filings with the Securities and Exchange Commission (the “SEC”). These documents are available through our website or through the SEC’s Electronic Data Gathering and Analysis Retrieval system at http://www.sec.gov. In light of such risks and uncertainties, we caution you not to place undue reliance on these forward-looking statements.
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
Commission or the SEC. Securities and Exchange Commission.
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

Part I
Item 1. Business
Overview
Warrior Met Coal, Inc. (together with its subsidiaries, the "Company" or "Warrior") is a U.S.-based, environmentally and socially minded supplier to the global steel industry headquartered in Brookwood, Alabama. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality met or steelmaking coal, also known as hard coking coal (“HCC”), operating highly efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. Our steelmaking coal production totaled 7.5 million metric tons in 2024. Our natural gas operations remove and sell natural gas from our owned and leased coal seams by reducing natural gas levels in our mines.
We operate as a single reportable segment. See the financial statements beginning on page F-1 of this Annual Report for our consolidated revenues, profit/loss and total assets.
Our Competitive Strengths
We believe that we have the following competitive strengths:
Leading pure play steelmaking coal producer focused on premium steelmaking coal products. Unlike other publicly listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium steelmaking coal in the global seaborne markets. Our resources are primarily allocated to the mining, transportation and marketing of steelmaking coal. The premium nature of our steelmaking coal makes it ideally suited as a base feed coal for steel makers and our Mine No. 7 steelmaking coal results in price realizations near or above the S&P Global Platts Index (as defined below). Our Mine No. 4 steelmaking coal is a High Vol A quality coal that typically trades at a larger discount to the price of coal from Mine No. 7. The combination of low sulfur, low-to-medium ash, high CSR, low volatility ("Low Vol") to high volatility ("High Vol"), and other characteristics of our coal, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result of our premium steelmaking coal, we are able to achieve higher realized prices and operating margins relative to other U.S. steelmaking coal producers.
World-class Blue Creek provides us with a high-return growth project. Blue Creek represents one of the last remaining large scale untapped premium quality, High Vol A coal reserves in the U.S. with a mine life of approximately 40 years assuming a single longwall operation. High Vol A coals have traditionally priced at a slight discount to the Australian premium Low Vol and the U.S. Low Vol coals; however, we have observed extended periods in which they achieved a premium over these indices. We expect High Vol A coals will continue to become increasingly scarce as a result of Central Appalachian producers mining thinner and deeper reserves, which is expected to continue to support prices. We believe this creates an opportunity for Blue Creek to take advantage of favorable pricing dynamics driven by the declining supply of premium High Vol A coals. We expect our fourth longwall to start at Blue Creek no later than the second quarter of 2026. The startup of Blue Creek is expected to increase our annual High Vol A production by 4.4 million metric tons per year, thereby increasing our annual production capacity by 60%.
We expect to initially focus on optimizing production volume from the first longwall operation before considering the capital expenditures required and time intensiveness of building a second longwall. We believe that can be accomplished with minimal to no incremental capital expenditures. In addition, from the outset of our development of Blue Creek our plans contemplated the ability to potentially add a second longwall should market fundamentals warrant it and the infrastructure of the project has been designed with flexibility for higher volumes. We anticipate that Blue Creek will not only decrease our cash costs and further improve our position in the first quartile global cost curve but, due to Blue Creek's expected low-cost structure, we expect that it will significantly drive down our all-in cash cost breakeven point and enhance our profitability and cash flow generation. We expect to provide updated financial and operational information on Blue Creek in the near future.
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
Clean balance sheet to drive robust cash flow generation. Unlike other U.S. coal producers in our peer group, we have no pension or OPEB legacy liabilities. With minimal legacy liabilities, we are not burdened by the annual fixed obligations that are typically associated with these types of liabilities. Our clean balance sheet and low sustaining capital expenditure requirements position us to generate strong cash flows across a range of steelmaking coal price environments. Additionally, we expect our cash flows to benefit from a low cash tax rate, which will enable strong cash conversion from our operating profits.
Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in steelmaking coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. During the development of Blue Creek, we will seek to maintain a conservative financial leverage target of 1.50 - 2.00x based on normalized EBITDA and seek to maintain minimum liquidity of $250 million. We plan to continually evaluate our liquidity needs based on our estimated capital needs. As of December 31, 2024, we had approximately $654.7 million of available liquidity consisting of $491.5 million of cash and cash equivalents, short-term investments of $5.1 million, net of $9.5 million posted as collateral, long-term investments of $44.6 million and available liquidity under our ABL Facility of $113.5 million. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.
Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy, Inc. ("Walter Energy") and has eleven years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, our Chief Operating Officer, Jack Richardson, has extensive direct operational experience in steelmaking coal longwall mining. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in total reportable incidence rates of 1.21 at Mine No. 4, 1.80 at Mine No. 7 and zero at Blue Creek for the year ended December 31, 2024, which is 65% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.36 for the nine months ended September 30, 2024, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions and water usage. Investors and other third parties are increasingly focused on sustainability matters. With a view towards being an industry leader in environmental stewardship, we are actively engaged in several initiatives that occur before, during and after mining to reduce greenhouse gas ("GHG") emissions, including the capture of coalbed methane. We remain committed to reducing our GHG emissions and water usage and have made steady progress toward our 2030 emissions reduction target of 50% and 25% from our 2021 baseline year, respectively. We are pleased to report that we reduced our Scope 1 and Scope 2 GHG emissions by 34% from baseline year levels and achieved a 9% decrease in our water consumption.

We also operate a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. For the full year 2023, we achieved an estimated methane capture rate of 74% through our low-quality gas plant and flaring initiatives. Through our commitment to reducing the use of fresh water in our operations, we invested in an innovative dry-coal slurry system to optimize water use throughout the coal production process. Our full-scale dry slurry system received final regulatory approvals and permits in

2024. The system uses advanced mechanical and pneumatic technologies to separate the coal from impurities without the heavy reliance on water required by traditional slurry systems. We also continuously work to evaluate and test emerging technologies that can optimize our water usage and successfully achieved a 99.75% compliance record with the EPA National Pollutant Discharge Elimination System ("NPDES") program, which addresses water pollution by regulating point source discharges. We remain committed to taking steps to decrease our carbon footprint by reducing GHG emissions and water usage, minimizing our impact on the environment.

Our Business Strategies

Our objective is to increase stockholder value through our continued focus on asset optimization and cost management to drive profitability and cash flow generation. Our key strategies to achieve this objective are described below:

Maximize profitable production. In the year ended December 31, 2024, we produced 7.5 million metric tons of steelmaking coal from Mine No. 7, Mine No. 4 and Blue Creek. Based on our management’s operational experience, we are confident in our ability to continue to produce at or close to capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

Maximize organic growth and profitability. On May 3, 2022, we announced the relaunch of the development of Blue Creek into a new, world-class longwall mine located in Alabama near our existing mines. The new single longwall mine at Blue Creek is expected to have the capacity to produce an average of 4.4 million metric tons per annum of premium High Vol A steelmaking coal over the first ten years of production. Once fully developed, we expect Blue Creek to be a transformational investment that will increase annual production capacity by 60% and expand our product portfolio to our global customers, offering two premium HCCs. We expect to initially focus on optimizing production volume from the first longwall operation before considering the capital expenditures required and time intensiveness of building a second longwall. We believe that can be accomplished with minimal to no incremental capital expenditures. In addition, from the outset of our development of Blue Creek, our plans contemplated the ability to potentially add a second longwall should market fundamentals warrant it and the infrastructure of the project has been designed with flexibility for higher volumes. We anticipate that Blue Creek will decrease our cash costs and further improve our position in the first quartile global cost curve and, due to Blue Creek's expected low-cost structure, we expect that it will significantly drive down our all-in cash cost breakeven point and enhance our profitability and cash flow generation.

Broaden our marketing reach and maintain strong correlation between realized coal prices and the S&P Platts Index. We follow a commercial strategy focused on optimizing our net price realizations, which includes: (i) opportunistic selling into the spot steelmaking coal market and (ii) to a lesser extent selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. In recent years, due to a combination of market dynamics and geopolitical events we have expanded the marketing of our coal to Asia and we are actively marketing our coal to India and Southeast Asia buyers. For the year ended December 31, 2024, our sales geographic customer mix was 42% in Asia, 38% in Europe, 19% in South America and 1% in the U.S. This compares to our geographic customer mix for the year ended December 31, 2023 of 48% in Europe, 33% in Asia and 19% in South America. When advantageous, we work with strategic partners to assist in the marketing of our coals. We benefit from the local presence and knowledge of these partners to capture the highest value for our premium coals.

Capitalize on opportunities for technological innovation to continue to reduce our impact on the environment. We are fully committed to being a responsible corporate citizen to our employees, customers, communities, and other stakeholders. We are committed to providing our products in a responsible manner. We partnered with a third-party consultant to develop a sustainability strategy that is focused on the following objectives, among others: materiality and risk assessment, creating and tracking measurable goals, GHG reduction, water usage reduction, enhancing governance standards and performing a community impact assessment. We plan to launch a new environmental and permitting management system software package, designed to enhance the tracking of specific ESG targets. This innovative tool will enable more effective monitoring of emissions and water demand, optimizing efficiency across company sites. We also continue to partner with global experts to evaluate installations of Regenerative Thermal Oxidizers ("RTO") and other emerging methane capture technologies at strategic locations across our properties to accelerate our GHG reduction efforts.
Description of Our Business
Our underground mining operations and our world-class Blue Creek growth project are headquartered in Brookwood, Alabama and as of December 31, 2024, based on a reserve report prepared by Marshall Miller & Associates, Inc., were estimated to have approximately 151.4 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. The steelmaking coal is mined using longwall extraction technology with development support from continuous miners.
Our two operating mines and Blue Creek are located approximately 300 miles from our export terminal at the Port of Mobile in Alabama, which we believe to be the shortest mine-to-port distance of any U.S.-based steelmaking coal producer. Our low and variable cost structure, and our flexible and efficient rail and barge network underpins our cost advantage and dependable access to the seaborne markets. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Asia, Europe and South America. We have a shipping time and distance advantage serving our customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada.
Our HCC, mined from the Southern Appalachian region of the United States, is characterized by low-to-high volatile matter (“VM”) and high coke strength after reaction (“CSR”). These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high-quality coal, our realized price has historically approximated the Platts Premium Low Volatility FOB Australian Index price (the “S&P Platts Index”). Our Mine No. 4 steelmaking coal is a High Vol A quality coal that typically trades at a larger discount to the price of Mine No. 7 coal. We now primarily target the East Coast High Vol A indices price for our Mine No. 4 coal. Our Blue Creek mine steelmaking coal is also a High Vol A quality coal. In contrast, coal produced in the Central Appalachian region of the United States is typically characterized by medium-to-high VM and a CSR that is below the requirements of the Australian Index price.
We have 82.4 million metric tons of recoverable reserves at Mines No. 4 and No. 7. Mines No. 4 and No. 7 are located near Brookwood, Alabama, and are serviced by CSX railroad. A coal producer is typically responsible for transporting the coal from the mine to an export coal-loading facility. Exported coal is usually sold at the loading port, with the buyer responsible for further transportation from the port to their location. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile in Alabama, where shipments are exported to our international customers via ocean vessels. Substantially all of our steelmaking coal sales consist of sales to international customers. We also have alternative outbound logistics routes to increase transportation and vessel shipping optionality.
We also have 69.0 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves at our Blue Creek mine, based on a reserve report prepared by Marshall Miller and Associates, Inc. We have the ability to acquire adjacent reserves that would increase total reserves to 109.0 million metric tons at Blue Creek. We also plan to continue to explore areas currently categorized as resources exclusive of reserves to further increase our reserve tonnage. According to our third-party reserve report, the steelmaking coal reserve base of Blue Creek is a high-quality High Vol A coal that is characterized by low-sulfur and strong coking properties.
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
Marketing, Sales and Customers
Steelmaking coal prices can differ substantially by region and are impacted by many factors, including the overall economy, demand for steel, location, market, quality and type of steelmaking coal, mine operation costs and the cost of customer alternatives. The major factors influencing our business are the global economy and demand for steel. Our operations’ high-quality steelmaking coal is considered among the highest quality steelmaking coals in the world and is preferred as a base steelmaking coal in our customers’ blends. Our marketing strategy is to focus on international markets mostly in Europe and South America where we have a shipping time and distance advantage. In recent years, due to a combination of market dynamics and geopolitical events, we have expanded the marketing of our coal to Asia and we are actively marketing our coal to buyers in India and Southeast Asia.
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

Competition
Substantially all of our steelmaking coal sales are exported. Our major competitors sell into our core business areas of Europe, South America and Asia. We primarily compete with producers of premium steelmaking coal from Australia, Canada, Russia, Mozambique and the United States. The principal factors on which we compete are steelmaking coal prices at the port of delivery, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our steelmaking coal is significantly dependent on the general global economy and the worldwide demand for steel. Although there are significant challenges in the current economy, we believe that we have competitive strengths in our business areas that provide us with distinct advantages.
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
Inflation
We have exposure to inflation in connection with the purchase of supplies that are used directly or indirectly in the normal course of production, such as belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts used to repair and rebuild equipment. These inflationary pressures have contributed to rising costs for us and may continue to do so in the future. We apply a number of different strategies to mitigate the impact of inflation on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships.
Environmental, Social and Governance
The Company takes pride in its environmental record and strives to be an industry leader in environmental stewardship. The Company recently released its annual Environmental, Social and Corporate Governance ("ESG") sustainability report that was prepared in accordance with the Sustainability Accounting Standards Board standards for Coal Operations and highlights our goals of becoming an industry leader in environmental stewardship, maintaining a strong environmental compliance record and safety statistics that are better than the industry average, and forming collaborative partnerships focused on workforce development and our communities.
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
GHG Emissions
We remain committed to reducing our GHG emissions and have made steady progress toward our 2030 emissions reduction target of 50% from our 2021 baseline year. After completing our third inventory of Scope 1 and Scope 2 GHG emissions in reference to GHG Protocol Standards, we achieved notable progress in 2023. Scope 1 emissions, encompassing direct emissions from Warrior-owned or controlled sources, were reduced by 27% compared to 2022 and 38% from our 2021 baseline year. Collectively, Company-wide total Scope 1 and Scope 2 emissions in 2023 decreased by over 24% from 2022 and

34% from baseline levels. Our emissions intensity, a measure of CO2e per unit of production, improved by 51% compared to our 2021 baseline year, showcasing our ability to maintain high production efficiency while reducing environmental impacts.

These reductions underscore our commitment to sustainability through strategic investments in modernizing equipment, optimizing fuel use and advancing methane capture technologies. Building on this momentum, we installed a new environmental and permitting management system software package, designed to enhance the tracking of specific ESG targets. The tool will enable more effective monitoring of emissions and water demand, optimizing efficiency across our sites as we continue to meet ambitious sustainability goals.

Central to our emission reduction efforts is methane management, as methane remains the predominant GHG emission in our operations. For the full year 2023, we achieved an estimated methane capture rate of 74% through advanced degasification systems and flaring initiatives. Our innovative degasification network enables the transformation of methane, a necessary byproduct of mining, into an energy source, mitigating its release into the atmosphere and turning it into an asset.
Water Management

We remain committed to reducing our water consumption and have made steady progress toward our 2030 reduction target of 25% from our 2021 baseline year. We recognize water as an essential natural resource and we are committed to responsible usage in support of our facilities. We continuously work to evaluate and test emerging technologies that can optimize our water usage. Freshwater is primarily used for processing coal or sent underground for use in mining operations, such as dust control. This optimizes the performance of our mining machinery and helps create and maintain a safe environment for our workforce. We are proud that we achieved an estimated 9% decrease in our water consumption usage from 2023 levels.

Through our commitment to reducing the use of fresh water in our operations, we invested in an innovative dry-coal slurry system to optimize water use throughout the coal production process. Our full-scale dry slurry system received final regulatory approvals and permits in 2024. The system uses advanced mechanical and pneumatic technologies to separate coal from impurities without the heavy reliance on water required by traditional slurry systems. By replacing water-intensive methods, the system significantly reduces water usage, minimizes the generation of coal slurry waste, and eliminates the need for large impoundments for waste storage. Not only does this conserve critical natural resources but also reduces the environmental impact associated with wastewater treatment and disposal. The dry slurry system is scheduled to phase into full operating status at Mine No. 7 in early 2025.
Waste Management
We have a strong environmental compliance record (99.75%) with the EPA's NPDES program, which addresses water pollution by regulating point sources that discharge pollutants into U.S. waters. According to the World Resources Institute, we do not have any mines operating within or near regions identified with high or extremely high baseline water stress. In 2023, we implemented the EMIS software, which enhances our monitoring and tracking for water quality and usage, waste management, and GHG emissions, among other items. Currently, we control seven certified tailings impoundment facilities that are subject to MSHA regulations and certification. Of these seven impoundments, five are classified as low hazard facilities and only two of the five are active. Our two high-hazard slurry tailings impoundments are subject to comprehensive risk assessments and third-party inspections to uphold stringent safety standards and regulatory compliance. Demonstrating our commitment to safe and sustainable operations, we continue to prioritize the diligent management and eventual decommissioning of these sites in alignment with our long-term sustainability objectives.
Biodiversity
Our commitment to environmental responsibility extends beyond our direct sites, into the rich biodiversity surrounding our operations. We recognize the unique and abundant ecosystems in Alabama, and the essential role these environments play in supporting wildlife and plant species. We work closely with regulatory bodies, including the Alabama Department of Environmental Management ("ADEM"), the Alabama Surface Mining Commission ("ASMC"), the Office of Surface Mining Reclamation and Enforcement ("OSMRE"), and the U.S. Fish and Wildlife Service ("USFWS"), to meet or exceed all environmental requirements. Our biodiversity commitment also extends to post-mining land reclamation, where we restore landscapes to foster productive ecosystems. Initiatives include planting native vegetation, stabilizing soil, and creating habitats that encourage the return of wildlife.
For four consecutive years we have earned awards demonstrating our commitment to the environment and these efforts reinforce our reputation as a leader in responsible mining and land stewardship, emphasizing our commitment to maintaining ecological balance and ensuring a sustainable future for all of our stakeholders. Prioritizing biodiversity protection is integral to our ESG strategy, demonstrating our dedication to the long-term health of the ecosystems that share our operational landscape.
Coal Mine Methane and Secure Geological Storage of Carbon Oxide
We are evaluating recently issued final regulations on clean hydrogen production and carbon sequestration tax credits offered under Internal Revenue Code Sections 45Q and 45V as amended and introduced by the Inflation Reduction Act of 2022. We are in discussions with potential third-party partners to identify ways to optimize our existing network for capturing coal mine methane ("CMM") as feedstock for the production of hydrogen and to serve as secure geological storage for captured qualified carbon oxide which are products and services incentivized by the credits. Other potential incentives include, but are not limited to, voluntary markets, power generation, other related tax credit programs, and commercial opportunities within emerging technology and compliance programs. There may be a significant capital investment required in order to comply with the regulations and, there can be no assurance that our actions, or any others we may take, will be successful in taking advantage of the credits available. In addition, the Trump Administration may make changes to the regulations on production tax credits and incentives that are currently offered under Sections 45Q and 45V.
Social
Safety
Safety is an essential part of our identity and operations, woven into every aspect of our business. In 2024, our commitment to safety remained steadfast across Mine 4, Mine 7 and the newly active world-class Blue Creek mine, which began safety reporting in September 2024. Regularly tracking safety performance is a critical part of our operations, with a clear focus on personal injury and reportable accident data. This consistency reflects our dedication to transparent data collection and thorough reporting, which are crucial for identifying risk areas and enhancing our safety practices. In 2024, our total incidence rate was 1.53, which is a 19% improvement from the prior year's rate of 1.9% and 65% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.36 for the nine months ended September 30, 2024, which represents the latest data available. Our improvements and constant progress reflect the effectiveness of our ongoing investments in safety protocols, training programs and advanced safety equipment. We allocate significant resources to these areas, demonstrating our commitment to maintaining and advancing the highest degree of safety standards. Our safety infrastructure is led by a team of 33 dedicated safety professionals spread across our corporate and mining operations, including two dedicated Mine Rescue teams. These teams, the only mine operated rescue teams in the state apart from the state sponsored groups, exemplify our unwavering commitment to safety and emergency preparedness.
Training

We strive to recruit, hire and retain a talented and diverse team of people. Our employees are supported with training and development opportunities to pursue their career paths and to ensure compliance with our policies. We incorporate training best practices, provide continuing education and constantly reinforce individual skills. Our employees make us who we are, and we offer tools to identify, grow and nurture our talent, including our future leaders development program, annual supervisor and development training, employee education assistance and annual performance evaluations. In 2024, our training initiatives were expansive: employees collectively completed nearly 50,000 hours of training, of which more than 21,000 were additional non-required hours. These figures underscore our commitment to providing comprehensive and practical training to our workforce. In 2024, we also expanded our New Miner Training program, increasing hours for miners who are new to the underground operations by nearly 30%. The extended training aims to strengthen retention, encourage engagement, and facilitate a positive start to each miner's career.

In 2024, we also launched the "Warrior Way" leadership development initiative program, which brings in-person leadership courses to our salaried team. This training emphasizes our commitment to ensuring our next generation of leaders are equipped with the essential skills such as communication, feedback, goal setting and team building, needed to foster effective leadership across the Company. Our new online platform provides self-paced, comprehensive digital content, enabling employees to track progress and explore a full library of resources, including a podcast series for those who learn best through listening. In addition, we integrated the Gallup Clifton Strengths talent assessment into our development program, giving employees insight into their unique strengths and how to apply them for greater effectiveness. This leadership training delivered over 5,400 training hours and involved 465 participants, including summer interns, underscoring our commitment to developing future leaders.
Human Capital
As of December 31, 2024, we had 1,336 employees, of whom 851 were hourly employees and 485 were salaried employees. The Company prioritizes employee safety, wellbeing, personal and professional development, and diversity and inclusion. The Board's Compensation Committee has direct oversight of our human resource policies and practices, including diversity, equity, and inclusion, employee relations, workplace culture, and talent development and retention.
Compensation and Benefits: To recruit and retain the best and brightest talent, we have established a top-tier benefits package, which includes competitive salaries and performance-based incentives. We also offer full-time employees the opportunity to participate in retirement benefits through a company-sponsored 401(k) account which includes a generous company match. Our total compensation and benefits package is designed to stay competitive and to assist in achieving our goals of attracting, rewarding, and retaining employees by always focusing on employees and their families first. We also offer our employees paid time off and an Employee Assistance Program which is a comprehensive network of accredited counselors and other specialized professionals who provide support on several issues, including mental health, relationships, wellbeing, stress and personal finances. In 2024, we expanded mental health resources and wellness initiatives to keep our employees supported on their well-being journey, engaged and productive. Our Volunteer PTO Program, introduced in 2023, continues to encourage community engagement and fosters a culture of giving back.
Talent Attraction: We acknowledge the importance of developing and growing a strong and diverse workforce. Our policies and practices support diversity and equality. To help achieve this, we engage a broad range of communication channels, tools, and processes to attract highly capable external candidates to generate an experienced and diverse candidate pool. We also work with universities to attract top candidates in key fields, while seeking to develop our in-house talent and providing opportunities for employees to increase their level of responsibility within the organization. We have also elevated our efforts on minority and veteran recruiting by visiting and recruiting from Historically Black Colleges and Universities, growing existing partnerships and seeking new partnerships with groups to provide diverse internships, and attending and recruiting at military job fairs. In 2024, 24% of new employees hired were from diverse backgrounds. We also prioritize veteran recruitment, recognizing the unique skills and leadership qualities veterans bring to our workforce. In 2024, we hosted tabling events at Fort Moore and leveraged our ongoing partnership with Recruit Military to connect with transitioning service members and integrate their expertise into our operations.

Employee Development and Retention: We also recognize that employee engagement, development and talent retention are important factors in maintaining a highly skilled workforce and minimizing time and costs associated with turnover. In addition to the highly competitive compensation and benefits package discussed above, our retention program focuses on valuing employees, their families, and helping each employee have an appropriate work-life balance. To monitor this balance and other aspects of engagement, we seek candid feedback from employees via an annual employee engagement survey. The results are aggregated and then used by management to continually improve our culture and retain our employees. We also offer tuition reimbursement opportunities for those who wish to further their education. In 2024, our employee retention rates improved significantly as we have seen a 7% decrease in turnover in 2024 compared to 2023.
Diversity, Equity and Inclusion: We work to foster an environment in which each person can thrive. This includes treating everyone with respect, valuing diversity, and fostering safe and inclusive environments. Warrior's Code of Business Conduct and Ethics and Human Rights Policy promote and support diversity by offering a workplace in which people are protected from harassment and discrimination based on gender, race, age, sexual orientation, and other factors. Employees have the right and are empowered to report issues via several reporting channels, including our third party-managed confidential employee hotline should they wish to remain anonymous. As of December 31, 2024, our Board was 33% female and 17% racially and/or ethnically diverse and more than 24% of our workforce identified as racially or ethnically diverse. Our workforce's diverse composition spans age and experience as well. As of December 31, 2024, approximately 23% of our employees were between the ages of 18 and 29, while 27% were in the 40-49 age range, representing a balance of tenure expertise, enhancing our operational strength and adaptability.
Human Rights: Respect for human rights is a fundamental value, and we are committed to treating employees and stakeholders with dignity, respect, and equality consistent with the United Nations Universal Declaration for Human Rights. The Company’s Board of Directors provides oversight of the Company’s commitment to human rights and is committed to cultivating an environment that respects all human rights while providing value for all of our stakeholders.
Community Engagement
We understand the importance of making a difference in our community and that the support of our community is essential to our current and future mining operations. Effectively engaging with members of the community is just as important as mining our premium quality steelmaking coal for our customers around the world. In that spirit, we work to proactively foster constructive relationships that are founded on trust, dialogue, and collaboration for the overall benefit of our community. This includes engagement with local schools, landowners, local government officials, and residents—many of whom are also Warrior employees or their family members. Our External Affairs group works and engages with trade associations, community partners, non-governmental organizations (NGOs) and nonprofit organizations to provide helpful information and expertise regarding the Company and industry. In 2024, we contributed over $1.5 million dollars to local nonprofits through sponsorships and other donations. Our volunteer PTO benefit will continue to be available to all full-time employees to enable them to provide hands-on assistance to organizations or causes that are important to them throughout each year.
Governance
Our Board oversees our policies, which include strategies and initiatives that embrace ESG matters. The Board's Nominating and Corporate Governance Committee has responsibility for developing our Corporate Governance Guidelines, recommending qualified Board candidates and overseeing evaluation of the Board and our management team. Additionally, all four Board Committees (Nominating and Corporate Governance, Audit, Compensation, and Sustainability, Environmental Health and Safety) play specific and important roles in setting the tone for the Company by providing oversight for and fostering a culture of strong corporate governance, ethics, and compliance as described in the charters on our website.
The Sustainability, Environmental, Health & Safety Committee of the Board (the "SEHS Committee") is tasked with assessing the effectiveness of the Company’s sustainability, environmental, health and safety policies, programs and initiatives, as well as reviewing and monitoring the Company’s compliance with applicable sustainability, environmental, health and safety laws, rules and regulations. The SEHS Committee receives quarterly reports from Company management, during which the SEHS Committee reviews and discusses the Company’s various sustainability, environmental, health and safety initiatives and any issues related to these areas.
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
In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each as amended (together, the “Black Lung Benefits Act”), and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung and workers compensation related claims of any of our employees. From June 1, 2018 to May 31, 2020 and June 1, 2020 to May 31, 2024, the Company had a deductible policy where the Company was responsible for the first $0.5 million and $1.0 million, respectively, for each black lung and workers compensation related claim from any of our employees. Beginning on June 1, 2024, the Company has a deductible policy where the Company is responsible for the first $2.0 million for each black lung and workers compensation related claim from any of our employees.
We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $9.5 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $1.4 million that was acquired from Walter Energy. We received a letter from the Department of Labor ("DOL") on February 21, 2020, under its new process for self-insurance renewals, which would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. We appealed this decision. On January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules require, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. The changes in the final rules required by the DOL may have a greater impact on our profitability and cash flows in the future. Under the Black Lung Benefits Act, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors—Risks Related to Regulatory Compliance—We are responsible for medical and disability benefits for black lung disease under federal law."
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
On December 12, 2008, the OSM finalized rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA, which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the U.S. The rule was subsequently vacated based, in part, upon the fact that the U.S. Fish & Wildlife Service was not consulted with respect to possible effects on endangered species under terms of the Endangered Species Act. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule apply, including OSM’s 1983 rule, which requires coal companies to keep operations 100 feet from streams or otherwise minimize any damage. It remains unclear whether and how additional federal actions could further impact regulatory or enforcement activities pursuant to the SMCRA.
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
Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced or have since announced that they would either limit or no longer accept self-bonding to secure reclamation obligations under the state mining laws. Although the Policy Advisory was rescinded in October 2017, some states may be reluctant to approve self-bonding arrangements. This may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. These actions, individually and collectively, may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2024, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $50.6 million, $18.6 million for black lung liabilities and $7.7 million for miscellaneous purposes.
Climate Change
Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of GHGs, such as carbon dioxide and methane. Some of our operations directly emit GHGs. Further, the products that we produce result in the release of carbon dioxide into the atmosphere by end-users. Laws and regulations governing emissions of GHGs have been adopted by foreign governments (including the European Union and member countries), U.S. Congress and regulatory agencies, individual states in the U.S. and regional governmental authorities. In particular, in December 2009, the EPA published findings that GHG emissions present an endangerment to public health and welfare because, according to the EPA, emissions of such gases contribute to warming of the earth's atmosphere and other climatic changes. The EPA's findings focus on six GHGs, including carbon dioxide and nitrous oxide (which are emitted from coal combustion) and methane (which is emitted from coal beds). The findings by the EPA allowed the agency to proceed with the adoption and implementation of regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act, including rules that regulate emissions of GHGs from motor vehicles and certain large stationary sources of emissions such as power plants or industrial facilities. Also, in August 2022, President Biden signed the Inflation Reduction Act of 2022 ("IRA") into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure, amongst other provisions. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, fossil fuel energy products. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse many of these climate rules and incentives, including pausing the disbursement of funds under the IRA and eliminating the "electric vehicle mandate." Despite this shift, almost one-half of U.S. states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Further, numerous proposals have been made and are likely to continue to be made at the international, regional and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures.
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
In addition, on May 9, 2024, the EPA published final rules that implement new emission limits and guidelines for carbon dioxide from fossil-fuel-fired electric generating units. The new limits and guidelines require ambitious reductions in carbon dioxide emissions and will significantly reduce GHG emissions from existing coal-fired electric generating units. As such, the rules could have a material adverse impact on coal-fired power plants and the demand for thermal coal nationally. While the power plant rules do not affect our marketing of our steelmaking coal, the continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.
Demand for steelmaking coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties (as defined below) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to "accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies." The Biden Administration announced a new climate target for the United States on December 19, 2024, which includes a 61-66 percent reduction in economy-wide net GHG emissions by 2035, as compared to 2005 levels. Furthermore, many state and local leaders have stated their intent to intensify efforts to support the international commitments. Though President Trump issued an executive order on January 20, 2025, directing the United States Ambassador to the United Nations to immediately withdraw from the Paris Agreement, it is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for steelmaking coal, natural gas, and other fossil fuel products.
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
Clean Air Act
The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. These laws are constantly evolving and may become more stringent. For example, on April 3, 2024, the EPA published a final rule imposing more stringent emission standards for hazardous air pollutants for integrated iron and steel manufacturing facilities. While the EPA issued a decision on August 14, 2024, to voluntarily reconsider certain aspects of the rule, the EPA maintains that the final rule remains valid. The EPA intends to issue a correction notice to address certain errors and needed clarifications in the final rule. As described above, existing and proposed regulations also subject GHG emissions to regulation under the Clean Air Act.
Clean Water Act
The federal Clean Water Act ("CWA") and corresponding state and local laws and regulations affect our operations by restricting the discharge of pollutants, including dredged and fill materials, into waters of the United States. CWA requirements that may directly or indirectly affect our operations include the following:
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

Risks Related to Our Business

Our activities may be adversely affected by global pandemics or other widespread illnesses and the related effects on public health, which may prevent us from meeting our targeted production levels and/or executing our planned development initiatives (including, but not limited to, the development of Blue Creek), negatively impact our customers’ demand for steelmaking coal and their ability to honor or renew contracts, adversely affect the health and welfare of Company personnel or prevent our vendors and contractors from performing normal and contracted activities.

The extent to which a global pandemic or other widespread illness, ultimately affects our business, financial condition and results of operations will depend on future developments, which are highly uncertain and cannot be predicted. Such developments may include, with respect to any global pandemic or other widespread illness, the geographic spread of the virus, the severity of the disease, the duration of the outbreak, the actions that may be taken by various governmental authorities in response to the outbreak and the impact on the U.S. or global economy. Pandemics or other widespread illnesses could result in governmental mandates requiring shutdowns of our facilities for indefinite periods; serious health issues and absenteeism within our workforce; and disruptions to our supply chain and distribution channels impacting both our vendors and customers. As a result, we could face increased costs, decreased sales, or both. If our production capacity or our ability to meet our supply needs is affected, our business and our financial results could be materially and adversely affected. Adverse changes in the general domestic and global economic conditions and disrupted domestic and international credit markets, could negatively affect our customers’ ability to pay us as well as their ability to access capital which could negatively affect their liquidity. Despite our efforts to manage these potential impacts, the ultimate impact would also depend on factors beyond our knowledge or control, including the duration and severity of the pandemic or widespread illness as well as third-party actions taken to contain its spread and mitigate its public health effects. These factors could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Additionally, we face risks related to ongoing wars, including the Russia-Ukraine war that began in February 2022 and the Israel-Hamas war that began in October 2023, as well as trade disruptions related to the conflict in the Persian Gulf and Red Sea. The extent and duration of the military conflicts, resulting sanctions and future market or supply disruptions in these regions, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments, such as the European Union, have banned imports from Russia including commodities such as natural gas and coal. These events significantly impacted coking coal markets by disrupting previously existing trading patterns. The resulting volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, may significantly affect prices for our coal or the cost of supplies and equipment.
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
Our business is subject to the risk of increases or fluctuations in the cost, including increases due to inflation, and delay in the delivery, of raw materials, mining equipment and purchased components that could increase our operating costs or delay our production.

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
Inflation rates in the U.S. have increased to levels not seen in several years, and have been and continue to be even higher in the mining sector, which may result in decreased demand for our products, increases in our operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Future increases in costs for supplies that are used directly or indirectly in the normal course of our business and increases in other operating costs, such as increases in steel prices, freight rates, labor and other materials and supplies may negatively impact our profitability. Our efforts to recover inflation-based cost increases from suppliers or customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as competitive pressure in the industry, economic conditions and the countries to which we sell our coal. Accordingly, substantial inflation may have an adverse impact on our business, including the development of Blue Creek, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

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
Sales commitments in the steelmaking coal market are typically not long-term in nature and are generally no longer than one to three years in duration. Globally the market has evolved to shorter term pricing. Many of our steelmaking coal supply agreements are priced on the basis of a variety of indices. As a result, our sales are subject to fluctuations in market pricing and we are not protected from oversupply or market conditions where we cannot sell our coal at economic prices. To limit this exposure, to the extent we are able, we have incorporated, and will continue to incorporate, economic hardship clauses in our sales contracts. However, there can be no assurances that we will be able to mitigate such conditions as they arise. Met coal has been an extremely volatile commodity over the past ten years and prices may become volatile again in the future. Any sustained failure to be able to market our coal during such periods would have a material adverse effect on our business, results of operations, cash flows and ability to pay dividends to our stockholders.

The failure of our customers to honor or renew contracts could adversely affect our business.

A significant portion of the sales of our steelmaking coal is to customers with whom we have had a relationship for a long period of time. Typically, our customer contracts are for terms of one to three years or are evergreen with respect to contracted volumes. The success of our business depends on our ability to retain our current customers, renew our existing customer contracts and solicit new customers. Our ability to do so generally depends on a variety of factors, including the quality and price of our products, our ability to market these products effectively, our ability to deliver on a timely basis and the level of competition that we face. If our customers do not honor contract commitments, or if they terminate agreements or exercise force majeure provisions allowing for the temporary suspension of performance during specified events beyond the parties’ control, and we are unable to replace the contract, our revenues will be materially and adversely affected. Changes in the steelmaking coal industry may cause some of our customers not to renew, extend or enter into new steelmaking coal supply agreements or to enter into agreements to purchase fewer metric tons of steelmaking coal or on different terms than in the past.
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

For the year ended December 31, 2024, we derived approximately 56% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our steelmaking coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing steelmaking coal from us, reduce the quantity of steelmaking coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our steelmaking coal due to market, economic or competitive conditions. If any of our major customers were to significantly reduce the quantities of steelmaking coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell steelmaking coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.
If we fail to implement our business strategies successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategies. We may not be able to implement our business strategies successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service any debt we incur in the future may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategies, including the development of Blue Creek, could also be affected by a number of factors beyond our control, such as global economic conditions, steelmaking coal prices, domestic and foreign steel demand, inflation and environmental, health and safety laws and regulations.

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

The development of Blue Creek will require substantial capital expenditures that we may not recover. In addition, during our development of Blue Creek we will face numerous financial, regulatory, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays in, or unexpectedly increase the costs associated with, the completion of Blue Creek. Accordingly, we may not be able to complete the development of Blue Creek on schedule, at the budgeted cost or at all, and any such delays or increased costs could have a material adverse effect on our financial condition, results of operations or cash flows. We spent approximately $350.5 million on the development of Blue Creek in 2024, $716.5 million on the project to date and expect to invest approximately $225.0 to $250.0 million in 2025. Our planned development of Blue Creek involves numerous risks, including, but not limited to, the following:

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

•delays from unexpected adverse geological and/or weather conditions, accidents, and other factors beyond our control;

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
Our business may require substantial capital investment and maintenance expenditures, and we may not have access to the capital required to reach full productive capacity at our mines.

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
Work stoppages, such as the strike initiated by the UMWA in April 2021 that ended in February 2023, and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs.
If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2024, 56.0% of our employees were represented by the UMWA. In connection with the acquisition of certain assets of Walter Energy, we negotiated the Collective Bargaining Agreement (“CBA”) with the UMWA, which was ratified by the UMWA’s members on February 16, 2016 and had a five-year term. The CBA contract with the UMWA expired on April 1, 2021, and the

UMWA initiated a strike. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work has been completed. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract. Future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.
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
We compete with other producers primarily on the basis of price, steelmaking coal quality, transportation costs and reliability of delivery. The consolidation of the global steelmaking coal industry over the last several years has contributed to increased competition among steelmaking coal producers and we cannot assure you that the result of current or further consolidation will not adversely affect us. In addition, some of our global competitors have significantly greater financial resources and/or a broader portfolio of coals than we do.
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

•potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended and other applicable anti-corruption laws, as well as import and export controls, economic sanctions laws, customs laws, or comparable foreign regulations;

•government currency controls;

•fluctuations in foreign currency exchange and interest rates; and

•political and economic instability, changes, hostilities and other disruptions, as well as unexpected changes in diplomatic and trade relationships.

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

New and existing tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for steelmaking coal, disruptions in our supply chain, material changes in the pricing of steelmaking coal, limits on trade with the United States or other potentially adverse economic outcomes. While we have historically been successful at managing the impacts of trade barriers on our business, we cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

In addition, potential changes to international trade agreements, trade policies, trade concessions or other political and economic arrangements may benefit coal producers operating in countries other than the United States. We may not be able to compete based on price or other factors with companies that, in the future, benefit from favorable foreign trade policies or other arrangements. Additionally, changes in regulatory and trade policies in other countries may impact demand for downstream products.
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
In addition, we have become increasingly dependent upon digital technologies, including information systems, infrastructure and cloud applications and services, to operate our businesses, process and record financial and operating data, communicate with our employees and business partners, analyze seismic and drilling information, estimate quantities of steelmaking coal reserves, as well as other activities related to our businesses. We own and operate some of these systems and applications while others are owned and operated by our third-party service providers. In the ordinary course of our business, we and our service providers collect, process, transmit and store data, such as proprietary business information and personally identifiable information. As our dependence on digital technologies has increased, our IT systems and those of third parties are vulnerable to malicious and intentional cyberattacks involving malware and viruses, accidental or inadvertent incidents, the exploitation of security vulnerabilities or “bugs” in software or hardware, among other scenarios. Both the frequency and magnitude of cyberattacks is expected to increase and attackers are becoming more sophisticated, particularly given the increasing availability and sophistication of artificial intelligence systems. Further, security vulnerabilities may be introduced in connection with the use of artificial intelligence by us, our customers or third-parties.
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

The Company maintains a cyber insurance policy. In the future, existing liquidity and cash flows may be insufficient to cover all losses that may be incurred in the continually evolving area of cyber risk. There can be no assurance that we will not be the target of a sophisticated attack in the future, which could materially adversely affect our business, results of operations, or financial condition.
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

•global and regional political events, including the unknown geopolitical consequences of the wars between Ukraine and Russia and between Israel and Hamas and other events of global unrest;

•domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes and changes in energy policy and energy conservation measures that could adversely affect the steelmaking coal industry, such as legislation further limiting carbon emissions;

•widespread acceptance of carbon sequestration and proliferation of improved carbon sequestration technology;

•capacity, reliability, availability and cost of transportation and port facilities, and the proximity of available steelmaking coal to such transportation and port facilities;

•technological advancements, including those related to electric arc furnaces; and

•other factors beyond our control, such as terrorism, war, and pandemics.

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

We rely on the steelmaking coal production from our two active steelmaking coal mines for substantially all of our revenues. For the year ended December 31, 2024, revenues from the sale of steelmaking coal accounted for approximately 98.3% of our total revenues. As noted above, demand for steelmaking coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. Any economic downturn could adversely affect demand for our steelmaking coal and contribute to volatile supply and demand conditions affecting prices and volumes. In addition, global conditions may significantly affect the demand for steelmaking coal. When steel prices are lower, the prices that we charge steelmaking customers for our steelmaking coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to steelmaking coal.
All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area.

All of our mining operations are geographically concentrated in Alabama. As a result of this concentration, we may be disproportionately exposed to the impact of delays or interruptions in production caused by significant governmental regulation, transportation capacity constraints, constraints on the availability of required equipment, facilities, personnel or services, curtailment of production, extreme weather conditions, natural disasters, pandemics or interruption of transportation or other events that impact Alabama or its surrounding areas. If any of these factors were to impact Alabama more than other steelmaking coal producing regions, our business, financial condition, results of operations and cash flows will be adversely affected relative to other mining companies with operations in unaffected regions or that have a more geographically diversified asset portfolio.
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
These risks and conditions could result in damage to or the destruction of our mineral properties, equipment or production facilities, personal injury or death, environmental damage, delays in mining, regulatory investigations, actions and penalties, repair and remediation costs, monetary losses and legal liability. In addition, a significant mine accident could potentially cause a suspension of operations or a complete mine shutdown. Our insurance coverage may not be available or sufficient to fully cover claims that may arise from these risks and conditions. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution or environmental risks generally are not fully insurable. The occurrence of an event that is not fully covered by insurance, failure by insurers to make payments or an event that results in a mine shutdown could have a material adverse effect on our business, financial condition, results of operations and cash flows.
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
We maintain insurance policies that provide limited coverage for some, but not all, potential risks and liabilities associated with our business. The insurance that we maintain may contain certain deductible amounts and cover risks and liabilities typical for a coal mining business including, but not limited to, property, general liability and business interruption. Although we maintain insurance for a number of risks and hazards, we may not be insured or fully insured against the losses or liabilities that could arise from a significant accident in our coal operations. We may elect not to obtain insurance for any or all of these risks if we believe that the cost of available insurance is excessive relative to the risks presented. Moreover, a significant mine accident could potentially cause a mine shutdown. The occurrence of an event that is not fully covered by insurance or that results in a mine shutdown could have a material adverse effect on our business, financial condition, results of operations and cash flows. The risk of increased insurance costs may be exacerbated where an adverse event results in us asserting an insurance claim, the cost of which our insurers may seek to recoup during a future insurance renewal through increased premiums or limitations on coverage.
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

The SEC published final rules on March 6, 2024, relating to the disclosure of a range of climate-related risks and other information. Several lawsuits have been filed challenging the rules. In April 2024, the SEC agreed to pause the rules to facilitate an orderly judicial resolution. To the extent the rules are implemented, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors. There may be increased levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which would likely lead to increased compliance costs, as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also affect our suppliers or customers, which could augment or cause additional impacts to our business or operations.

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
We face uncertainties in estimating our economically recoverable steelmaking coal reserves and resources, and inaccuracies in our estimates of our steelmaking coal reserves and resources could result in decreased profitability from lower than expected revenues or higher than expected costs.
Our future performance depends on, among other things, the accuracy of our estimates of our proven and probable steelmaking coal reserves. Reserve and resource estimates are based on a number of sources of information, including engineering, geological, mining and property control maps and data, our operational experience of historical production from similar areas with similar conditions and assumptions governing future pricing and operational costs. We update our estimates of the quantity and quality of proven and probable steelmaking coal reserves at least annually to reflect the production of steelmaking coal from the reserves, updated geological models and mining recovery data, the tonnage contained in new lease areas acquired and estimated costs of production and sales prices. There are numerous factors and assumptions inherent in estimating steelmaking coal quantities, qualities and costs to mine, including many factors beyond our control, such as the following:
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
Each of these factors may vary considerably from the assumptions used in estimating the reserves. As a result, estimates of the quantities and qualities of economically recoverable steelmaking coal attributable to any particular group of properties, classifications of reserves based on risk of recovery, estimated cost of production, and estimates of future net cash flows expected from these properties as prepared by different engineers or by the same engineers at different times may vary materially due to changes in the above factors and assumptions. The conversion of reported mineral resources to mineral reserves should not be assumed, and the reclassification of reported mineral resources from lower to higher levels of geological confidence should not be assumed. As such, actual coal tonnage recovered from identified reserve and resource areas or properties and revenue and expenditures with respect to our coal reserves and resources may vary materially from estimates. Thus, these estimates may not accurately reflect our actual reserves and resources. Any material inaccuracy in our estimates related to our reserves and resources could result in decreased profitability from lower-than-expected revenues and/or higher than expected costs, which could materially and adversely affect our business, results of operations, financial position and cash flows.
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
We depend on several major pieces of mining equipment to produce and transport our steelmaking coal, including, but not limited to, longwall mining systems, continuous mining units, our preparation plant and blending facilities, and conveyors. We procure this equipment from a concentrated group of suppliers and obtaining or repairing these major pieces of mining equipment often involves long lead times. If any of these pieces of equipment or facilities suffer major damage or are destroyed by fire, abnormal wear, flooding, incorrect operation or otherwise, we may be unable to replace or repair them in a timely manner or at a reasonable cost, which would impact our ability to produce and transport steelmaking coal and materially and adversely affect our business, results of operations, financial condition and cash flows. Moreover, MSHA and other regulatory agencies sometimes make changes with regards to requirements for pieces of equipment. Such changes could cause delays if manufacturers and suppliers are unable to make the required changes in compliance with mandated deadlines.
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

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the acquisition of certain assets of Walter Energy for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the DOL. As of December 31, 2024, we have posted $18.6 million in surety bonds and $9.5 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $1.4 million that was acquired in the acquisition of certain assets of Walter Energy. We received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules require, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2024 were $36.6 million (net of the black lung trust). In future years, the DOL could require us to increase the amount of the collateral which could negatively impact our cash flows.
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
•workers’ compensation;
•black lung disease;
•reclamation and restoration of property; and
•environmental laws and regulations, including those related to GHGs and climate change; air quality; water quality; stream and surface water quality and protection; management of materials generated by mining operations; the storage, treatment and disposal of wastes; protection of plants and wildlife such as threatened or endangered species; protection of wetlands; and remediation of contaminated soil and groundwater.
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
The SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Among other requirements, the SMCRA provides that the applicable regulatory authority may not issue a permit unless the operation has been designed to prevent material damage to the hydrologic balance outside the permit area. In 1983, the OSM issued rules providing that no land within 100 feet of a stream shall be disturbed by surface mining activities, unless specifically authorized by the regulatory authority. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule now apply, including OSM’s 1983 rule. It remains unclear whether and how additional federal actions could further impact regulatory or enforcement activities pursuant to the SMCRA.
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
It is unknown what future changes will be implemented to the permitting review and issuance process or to other aspects of mining operations, but increased regulatory focus, future laws and judicial decisions could materially and adversely affect all coal mining companies. In addition, the public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of mining activities. OSM finalized a "10-day rule" under the Biden Administration in April 2024 making it easier for the public to appeal decisions related to mining permits and operations under the SMCRA to the federal government.
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

The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM 2.5). These regulations were tightened during the Biden Administration to further limit the discharge of PM 2.5. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. Increased regulation of air emissions could increase our operating costs and impact the demand for, price of and value of our products.

Additionally, climate change continues to attract public and scientific attention, and increasing attention by government as well as private businesses is being paid to reduce GHG emissions. There are three primary sources of GHGs associated with the steelmaking coal industry. First, the end use of our steelmaking coal by our customers in steelmaking is a source of GHGs. Second, combustion of fuel by equipment used in steelmaking coal production and to transport our steelmaking coal to our customers is a source of GHGs. Third, steelmaking coal mining itself can release methane, which is considered to be a more potent GHG than carbon dioxide, directly into the atmosphere. These emissions from steelmaking coal consumption, transportation and production are subject to pending and proposed regulation as part of initiatives to address global climate.

There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including international treaty commitments and new foreign, federal and state legislation and regulations, that may impose carbon emissions taxes or fees, incentivize emission reductions, or establish a “cap and trade” program. In particular, in August 2022, President Biden signed the IRA into law. The IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse these climate incentives, including pausing the disbursement of funds under the IRA. The same day, President Trump also issued executive orders to encourage fossil fuel production and exploration on federal lands and waters, while moving away from renewable energy and electric vehicles.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“Conference of Parties”) in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHG. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to “accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies.” The Biden Administration announced a new climate target for the United States on December 19, 2024, which includes a 61-66 percent reduction in economy-wide net GHG emissions by 2035, as compared to 2005 levels. However, President Trump signed an executive order on January 20, 2025, directing the United States Ambassador to the United Nations to immediately withdraw from the Paris Agreement.
The existing laws and regulations or other current and future efforts to stabilize or reduce GHG emissions could adversely impact the demand for, price of and value of our products and reserves. As our operations also emit GHGs directly, current or future laws or regulations limiting GHG emissions could increase our own costs. For example, methane must be expelled from our underground steelmaking coal mines for mining safety reasons. Although our natural gas operations capture methane from our underground steelmaking coal mines, some methane is vented into the atmosphere when the steelmaking coal is mined. In June 2010, Earthjustice petitioned the EPA to make a finding that emissions from coal mines may reasonably be anticipated to endanger public health and welfare, and to list them as a stationary source subject to further regulation of emissions. On April 30, 2013, the EPA denied the petition. Judicial challenges seeking to force the EPA to list coal mines as stationary sources have likewise been unsuccessful to date. If the EPA were to make an endangerment finding in the future, we may have to further reduce our methane emissions, install additional air pollution controls, pay certain taxes or fees for our emissions, incur costs to purchase credits that permit us to continue operations as they now exist at our underground steelmaking coal mines, explore carbon sequestration options or perhaps curtail steelmaking coal production. Although the potential impacts on us of additional climate change regulation are difficult to reliably quantify, they could be material.
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
As of December 31, 2024, we had approximately $173.0 million of outstanding indebtedness (consisting of $156.5 million of Notes, net of $2.9 million in unamortized debt discount and debt issuance costs and $19.4 million of financing lease obligations), all of which are secured, and $113.5 million of availability under our ABL Facility (subject to meeting the borrowing base and other conditions therein).
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
•make us more vulnerable to downturns in our business or the economy; or
•expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the ABL Facility, are at variable rates of interest and are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement.
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
As of December 31, 2024, we had approximately $173.0 million of total debt outstanding (consisting of $156.5 million of Notes, net of $2.9 million in unamortized debt discount and debt issuance costs, and $19.4 million of financing lease obligations). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2024, the Company had no amounts drawn under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2024, the Company had $113.5 million of availability under the ABL Facility (calculated net of $2.5 million of letters of credit issued and outstanding at such time). Although covenants under the Indenture and the ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the Indenture and the ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.
If we incur any additional indebtedness secured by liens that rank equally with those securing the Notes, including any additional notes or term loan facilities, the holders of that indebtedness will be entitled to share ratably with the holders in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding-up of our company. If new debt is added to our current debt levels, the related risks that we and our subsidiaries now face could increase. Additionally, we may recapitalize, incur additional indebtedness and take a number of other actions that could have the effect of diminishing our ability to make payments on the Notes when due.
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
In connection with the acquisition of certain assets of Walter Energy consummated on March 31, 2016, we acquired deferred tax assets primarily associated with federal and state NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. As of December 31, 2024, we have utilized all of our federal NOLs and federal general business credit carryforwards and we had state NOLs of approximately $945.2 million.
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the “Act”). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on our Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2024, we have a valuation allowance against our state deferred income tax assets of approximately $44.7 million.
Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available federal and state NOLs to the Company, such as an ownership change, an adjustment by a tax authority or changes in state and federal tax legislation. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), and similar state laws, a company is generally allowed a deduction for federal and state NOLs against its federal and state taxable income. At December 31, 2024, these state NOLs represent a deferred tax asset of approximately $4.1 million, net of the valuation allowance.
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

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock"-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Amended Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” The 382 Transfer Restrictions were originally set to expire in April 2020. Pursuant to the first amendment to the certificate of incorporation approved by the Company’s stockholders at the Company’s Annual Meeting of Stockholders held on April 23, 2019, the Company effected a three-year extension of the 382 Transfer Restrictions until April 19, 2023, which became effective on March 18, 2020 upon the filing of a certificate of amendment setting forth such amendment with the Secretary of State of the State of Delaware. Pursuant to the second amendment to the certificate of incorporation approved by the Company's stockholders at the Company's Annual Meeting of Stockholders held on April 26, 2022, the Company effected a further extension of the 382 Transfer Restrictions until April 19, 2026. In addition, on February 14, 2020, we adopted an NOLs rights agreement, which was amended on March 4, 2022 and December 8, 2023 (the “Rights Agreement,” and as amended, the "Amended Rights Agreement"), to supplement the 382 Transfer Restrictions through April 19, 2026 and increase the exercise price, respectively. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended Rights Agreement.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions or the Amended Rights Agreement that may cause an ownership shift. In doing so, we expect to first perform the calculations necessary to confirm that our ability to use our federal and state NOLs and other federal and state income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, the Board may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions and the Amended Rights Agreement, if such transaction is determined not to be detrimental to the utilization of our federal and state NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our federal and state NOLs and other federal and state income tax attributes. For more information, see “-Risks Related to the Ownership of Our Common Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”
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

•general economic conditions, overall market fluctuations, and changes in the price of steelmaking coal, steel or other commodities;

•additions or departures of key management personnel;

•actions by our stockholders;

•the trading volume of our common stock;

•sales of our common stock by us or the perception that such sales may occur; and

•changes in business, legal or regulatory conditions, or other developments affecting participants in, and publicity regarding, the steelmaking coal mining business, the domestic steel industry or any of our significant customers.

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
•    comply with rules promulgated by the New York Stock Exchange;
•    prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•    maintain internal policies; and
•    engage outside counsel and accountants in the above activities.
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
Compliance with import and export requirements, economic sanctions laws, the Foreign Corrupt Practices Act and other applicable anti-corruption laws may increase the risks of doing business internationally.
Because we sell a significant portion of our production in international markets, our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our risks of doing business, including internationally. These laws and regulations include import and export controls, economic sanctions laws, customs laws, tax laws and anti-corruption laws, such as the U.S. Foreign Corrupt Practices Act of 1977, as amended and the U.K. Bribery Act. We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers, payment parties or third parties working on our behalf will not take actions in violation of these laws. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, financial condition, results of operations and cash flows. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Cybersecurity Risk Management and Strategy
We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws; other litigation and legal risk; and reputational risks. Our enhanced approach is grounded in industry-leading practices, including the National Institute of Standards and Technology Cybersecurity Framework version 2.0, and is designed to actively manage cyber risks while embedding cybersecurity into our Company's workplace culture. We have in place and continuously monitor and improve cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks. We continue to make investments in people, processes and technology to enhance our cybersecurity risk assessment, identification and management capabilities and to strengthen our cybersecurity risk response posture. Additionally, as part of the Company's Information Technology controls framework, management has established a suite of preventative and detective controls which enhance and strengthen the Company's cybersecurity program.
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
Technical Report Summary

The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the technical report summaries ("TRS") relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller & Associates, Inc.. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of each TRS, incorporated herein by reference and made a part of this Annual Report on Form 10-K. With regard to Mine No. 4 there have been no material changes in the mineral reserves or mineral resources from the TRS filed as Exhibit 96.2 to Amendment No. 1 on Form 10-K/A to the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Mine No. 4 TRS"). With regard to Blue Creek there have been no material changes in the mineral reserves or resources from the TRS filed as Exhibit 96.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Blue Creek TRS"). The Company is therefore not filing a new TRS for Mine No. 4 nor Blue Creek in connection with this Annual Report and is incorporating the 2022 Mine No. 4 TRS and 2023 Blue Creek TRS herein by reference.
Overview and Highlights
As of December 31, 2024, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, we had estimated reserves totaling 157.8 million metric tons and estimated mineral resources exclusive of reserves of 39.7 million metric tons. Mine No. 4 and Mine No. 7, our two operating mines, had approximately 82.4 million metric tons of recoverable reserves and our Blue Creek mine contained 69.0 million metric tons of recoverable reserves and 39.7 million metric tons of in-place mineral resources exclusive of reserves.

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
Our operations are located in Tuscaloosa County in central Alabama and our headquarters is in the town of Brookwood, Alabama. The nearest major population centers are Tuscaloosa, Alabama and Birmingham, Alabama. Infrastructure in the areas surrounding our operations are very diverse, well established and robust due to the large populations and current industrial activity in the surrounding metropolitan areas of Birmingham and Tuscaloosa. An international airport is located approximately 30 miles to the east of our operations. Access to all of our properties is via well-maintained, paved, two-lane public roads with interstate access in close proximity. All of the primary infrastructure that our operations need to operate (power, water, transportation/roads) is available with reasonable access requirements. All of our operations receive power provided by Alabama Power Company. Our operations also are well serviced by major mining equipment manufacturers, rebuild facilities, and mine supply vendors. Specialized mining service providers including slope, shaft, and preparation plant construction companies are located in the immediate area.

The following table provides the production (in thousands of metric tons) for our operating mines for each of the three years ended December 31, 2024, 2023 and 2022:

	Production
Location/Mine	2024	2023	2022
Alabama:
Warrior Met Coal Mining, LLC
No. 4	2,512	2,272	1,415
No. 7	4,780	4,664	4,314
Blue Creek	190	—	—

Total Alabama	7,482	6,936	5,729

All mining operations are subject to federal and state laws and must obtain permits to operate mines, coal preparation and related facilities, haul roads, and other incidental surface disturbances necessary for mining to occur. Permits generally require that the permittee post a performance bond in an amount established by the regulatory program to provide assurance that any disturbance or liability created during mining operations is properly restored to an approved post-mining land use and that all regulations and requirements of the permits are fully satisfied before the bond is returned to the permittee. Significant penalties exist for any permittee who fails to meet the obligations of the permits including cessation of mining operations, which can lead to potential forfeiture of the bond. We have obtained all mining and discharge permits to operate our mines and processing loadout or related facilities. As of December 31, 2024, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $50.6 million and $7.7 million for miscellaneous purposes.
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $123.0 million, $120.5 million, and $138.9 million, for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The following table provides the location and quality of our proven and probable mineral reserves as of December 31, 2024.
Summary of Mineral Reserves as of December 31, 2024(1)
(in millions of metric tons)(2)

		Mineral Reserves(3)(5)					Quality (Dry Basis)
Location/Mine	Status of Operation(4)	Proven(3)	Probable(3)	Reserves(3)	Owned	Leased	% Ash	% Sulfur	% VM
Alabama:
No. 4	Production	32.7	0.6	33.3	—	33.3	10.2	1.0	30.0
No. 7	Production	33.3	15.8	49.1	0.3	48.8	10.2	0.7	23.0
Blue Creek(6)	Production	43.6	25.4	69.0	11.2	57.8	10.0	0.7	32.0
Other(7)	Various	6.4	—	6.4	6.3	0.1	3.2 - 23.5	0.7 - 6.01	N/A

Total		116.0	41.8	157.8	17.8	140.0

Total Warrior Met Coal		116.0	41.8	157.8	17.8	140.0

(1)    The price used and the time frame and point of reference used are discussed in the description of each mine below.
(2) 1 metric ton is equivalent to 1.102311 short tons.

(3)    Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation. The range of steelmaking coal sales prices used to assess our Mine No. 4 reserves were based on 98 percent of the average of premium low-vol and mid-vol forecast through 2030 and was held constant beyond that date and varies between $152 to $187 per metric ton. The range of steelmaking coal sales prices used to assess our Mine No. 7 reserves were based on 98 percent of the premium low-vol forecast through 2035 and was held constant beyond that date and varies between $229 to $329 per metric ton. The range of steelmaking coal sales prices used to assess our Blue Creek reserves were based on the IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $168 to $209 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. Measured resources, which may convert to proven reserves, are based on a 0.25-mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Inferred resources are commonly assumed to be located between 0.75 miles and 3 miles from a point of observation. The mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
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
(6)    Total Blue Creek Mine reserve tonnage includes: 11.2 million owned, 50.8 million leased, and an additional 7.0 million with option to mine.
(7)    Our other mines consist of other surface steelmaking and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating. The proven and probable mineral reserves for these properties were prepared by McGehee Engineering Corporation.
The following table provides the location and quality of our Blue Creek measured, indicated and inferred mineral resources, exclusive of reserves, as of December 31, 2024.
Summary of Mineral Resources Exclusive of Reserves as of December 31, 2024(1)
(in millions of metric tons)(2)

		Demonstrated Coal Resources (in-place)				Quality (Dry Basis)
Location/Mine	Status of Operation(3)	Measured	Indicated	Measured + Indicated	Inferred	% Ash	% Sulfur	% VM
Alabama:
Blue Creek	Development	—	39.7	39.7	—	18.8	1.4	31

Total Alabama		—	39.7	39.7	—

Total Warrior Met Coal		—	39.7	39.7	—

(1)    The price used and the time frame and point of reference used are discussed in the description of Blue Creek below.
(2) 1 metric ton is equivalent to 1.102311 short tons.
(3) The “Status of Operation” for each mine is classified as follows: Development - an established commercially mineable deposit (reserves) is being prepared for extraction but that is not yet in production.
Material Mining Properties
The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the TRS relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller and Associates, Inc.. Portions of the

following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of the TRS, incorporated herein by reference and made a part of this Annual Report on Form 10-K.
The following table provides a comparison of our material proven and probable mineral reserves as of December 31, 2024 and December 31, 2023:
Summary of Material Mineral Reserves as of December 31, 2024 as compared to December 31, 2023
(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2024	2023	Tons	%
No. 4
Material Reserves(2)
Proven(3)	32.7	36.0	(3.3)	(9)%
Probable(3)	0.6	0.5	0.1	20%
Reserves(2)	33.3	36.5	(3.2)	(9)%
No. 7
Material Reserves(2)
Proven(3)	33.3	34.1	(0.8)	(2)%
Probable(3)	15.8	12.3	3.5	28%
Reserves(2)	49.1	46.4	2.7	6%
Blue Creek
Material Reserves(2)
Proven(3)	43.6	43.3	0.3	1%
Probable(3)	25.4	24.3	1.1	5%
Reserves(2)	69.0	67.6	1.4	2%

(1)    1 metric ton is equivalent to 1.102311 short tons.
(2)    See a description of the material mineral reserve estimates for each mine below. Coal reserve tons were estimated at a 10% moisture and represent the saleable product from the property.
(3)    Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation.
The Mine No. 4 and Mine No. 7 change in proven and probable mineral reserves and quality is primarily attributable to production, incorporation of additional exploration drilling and associated coal quality data and changes in property control. The Blue Creek change in proven and probable mineral reserves is primarily due to results from additional exploration and changes in property control.
The following table provides a comparison of our Boue Creek material mineral resources exclusive of reserves as of December 31, 2024 and December 31, 2023:

Summary of Material Mineral Resources as of December 31, 2024 as compared to December 31, 2023
(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2024	2023	Tons	%
Blue Creek
Mineral Resources
Measured	—	—	—	—%
Indicated	39.7	39.7	—	—%
Measured + Indicated	39.7	39.7	—	—%

(1) 1 metric ton is equivalent to 1.102311 short tons.
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

WARRIOR
MET COAL
N
W
E
S
No. 4 MINE
PORTAL
500 FT
BATH HOUSE
PREPARATION
PLANT
PRODUCTION SHAFT

Mine No 4 is located at approximately 33°19’49”N latitude and 87°19’32”W longitude which is approximately 20 miles east of Tuscaloosa, Alabama and 30 miles southwest of Birmingham, Alabama. Access to Mine No. 4 is by State Route 59 ("Lock 17 Road"), a well-maintained, paved, two-lane road with interstate access in close proximity to the south, and a short access road to the main entrance of the mine. All of the facilities are in close proximity to high-quality public roads and lie within 2 miles of each other. On site facilities include an administration building, maintenance shop, preparation plant and a stock yard. Mine No. 4 preparation plant services the mine via a skip system which transports extracted coal from an underground bunker to the surface facility. The Mine No. 4 preparation plant has a capacity to process 1,300 raw metric tons per hour.

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

Currently the mine operates a single longwall with advanced features that improves horizon control, dust control, and the latest shield technology for partial automation. The mine routinely updates or rebuilds equipment and during this process, adds the latest safety or production features available. Mine No. 4 preparation plant has also routinely been upgraded with the latest technology. This preparation plant runs the most modern circuits, including an ultrafine coal recovery system. The preparation plant has had numerous upgrades since its original construction, which has helped it to continue to capture a higher percentage of coal with each upgrade. Mine No. 4 preparation plant most recently completed a new fine coal recovery system in 2020, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 4 as of December 31, 2024, was $225.0 million.

As of the filing of this annual report, Mine No. 4 is currently active with three continuous mining sections and one longwall. Mine No. 4, inclusive of depleted mine works and future reserve areas, is composed of approximately 46,000 total acres. Of the 46,000 acres, approximately 7,200 are associated with future mining areas. Future mining areas include approximately 6,100 acres of leased mineral holdings and approximately 1,000 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
Mine No. 7

Mine No. 7 was opened by Jim Walter Resources in 1974 and has been in operation since. In connection with the acquisition of certain assets of Walter Energy, we acquired mineral rights for Mine No. 7 in April 2016. The property has been extensively explored as early as 1916 by subsurface drilling efforts carried out by numerous entities, the majority of which were completed prior to our acquisition of the assets including: U.S. Steel, Tennessee Coal, Iron & Railroad Company and Walter Energy, Inc. The majority of the drilling was accomplished by means of conventional core hole exploration and air rotary drilling with geophysical logging for coalbed methane wells.

The following shows the current property and facilities layout of Mine No 7.

HOIST/PRODUCTION SHAFT
HOIST/PRODUCTION SHAFT
PREPARATION PLANT
HOIST/SERVICE SHAFT
BATH HOUSE
FAN SHAFT
BELT TO 5 PLANT
500 FT
N
W
E
S
MINE 7
7 WEST PLANT AREA

Mine 7 is located at approximately 33°19’35”N latitude and 87°14’46”W longitude which is approximately 20 miles east of Tuscaloosa, Alabama and 30 miles southwest of Birmingham, Alabama. Access to Mine No. 7 is by Hannah Creek road, a well-maintained, paved, two-lane road with interstate access in close proximity to the south via Lock 17 Road. All of the facilities are in close proximity to high quality, public roads. On site facilities include an administration building, maintenance shop, preparation plant and a stock yard. Mine No. 7 preparation plant services the mine via skip system which transports extracted coal from an underground bunker to the surface facility. Mine No. 7 also uses the No. 5 preparation plant via an overland conveyor. The Mine No. 7 preparation plant has a capacity to process 1,260 raw metric tons per hour and the Mine No. 5 preparation plant has the capacity to process 900 raw metric tons per hour.
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
Mine No. 7 and Mine No. 5 preparation plants also are routinely upgraded with the latest technology. These preparation plants run the most modern circuits, including ultrafine coal recovery systems. Both preparation plants have had numerous upgrades since their construction, which has helped them to continue to capture a higher percentage of coal with each upgrade. Mine No. 7 most recently completed a new fine coal recovery system, with another system also currently under construction, at the same plant, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 7 as of December 31, 2024, was $298.4 million.
As of the filing of this annual report Mine No. 7 is currently active with two longwall sections and six continuous mining sections. Mine No. 7, inclusive of depleted mine works and future reserve areas, is composed of approximately 45,000 total acres. Of the 45,000 acres, approximately 12,100 are associated with future mining areas. Future mining areas include approximately 11,850 acres of leased mineral holdings and approximately 75 acres of owned mineral holdings and 175 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.
Blue Creek
We believe that Blue Creek represents one of the last remaining untapped reserves of premium High Vol A steelmaking coal in the United States and that it has the potential to provide us with meaningful growth. We believe that the combination of a low production cost and the premium quality of the High Vol A steelmaking coal mined from Blue Creek, assuming we achieve our expected price realizations, will generate some of the highest steelmaking coal margins in the U.S., generate strong investment returns and achieve a rapid payback of our investment across a range of steelmaking coal price environments.
The Blue Creek mine will be a similar operation to our currently active operations, Mine No. 4 and Mine No. 7. The net book value of property, plant and equipment associated with Blue Creek as of December 31, 2024, was $736.6 million.
The mine property is located approximately 33°35’21”N latitude and 87°26’35”W longitude. Access to the Blue Creek property is by State Route 69, a well-maintained, paved, two-lane road with interstate access in close proximity to both the north and south. The current mine plan allows for three continuous mining sections and a longwall unit to mine simultaneously through the initial stages of mine development. We believe we will have the ability to add a second longwall subsequent to finalization of development. The project includes surface facilities to be constructed at multiple locations in close proximity. Rail transportation for the proposed mine site is a major rail line and river transportation is available on the Black Warrior River.
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
A life of mine plan was used by the TRS in developing the estimate of proven and probable reserves. The mine plan was generated based on previous mine plans, anticipated lease acquisitions, and operational criteria with modifications where necessary due to geologic mapping or other factors. Carlson Mining software was utilized to generate the life of mine plan. The range of steelmaking coal sales prices used to assess our reserves were based on IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $168 to $209 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. For the Blue Creek mine estimate, measured resources, which may convert to a proven reserve, is based on a 0.25-mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Blue Creek mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
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

During the year ended December 31, 2024, we paid $43.8 million of regular quarterly and special cash dividends under the Capital Allocation Policy.

Holders

As of January 21, 2025, we had approximately 372 holders of record of our common stock.

Stock Repurchases
There were no share repurchases of our common stock made during the quarter ended December 31, 2024.
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
The following graph shows a comparison from December 31, 2019 through December 31, 2024 of the cumulative total return for our common stock, the S&P Metals and Mining Index and the Russell 3000 Stock Index. The graph assumes that $100 was invested on December 31, 2019 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.
ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2024 and December 31, 2023. You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
For a discussion and analysis of our results of operations and financial condition for the year ended December 31, 2022, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality steelmaking coal, also known as hard coking coal (“HCC”), operating highly efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. We also are developing our world-class Blue Creek mine based in Alabama.
As of December 31, 2024, Mine No. 4 and Mine No. 7, our two operating mines, had approximately 82.4 million metric tons of recoverable reserves and our Blue Creek mine contained 69.0 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australian Index (the "S&P Platts Index"). Our Mine No. 4 steelmaking coal is a High Vol A quality that typically trades at a larger discount to the price of coal from Mine No. 7. We now primarily target the East Coast High Vol A indices price for our Mine No. 4 coal. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and Low Vol to High Vol. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
Update on the Development of Blue Creek
On May 3, 2022, we announced the relaunch of the development of our Blue Creek mine, a strategic growth project that we expect will deliver significant future returns to stockholders. We believe that Blue Creek represents one of the few remaining untapped reserves of premium High Vol A steelmaking coal in the United States and that it has the potential to provide us with meaningful growth. We believe that the combination of low production costs and the premium quality of the High Vol A steelmaking coal mined from Blue Creek, assuming we achieve our expected price realizations, will generate some of the highest steelmaking coal margins in the U.S., generate strong investment returns and achieve a rapid payback of our investment across a range of steelmaking coal price environments.
Our third-party reserve report indicates that, once developed, Blue Creek will produce a premium High Vol A steelmaking coal that is characterized by low-sulfur and strong coking properties. High Vol A steelmaking coal has traditionally priced at a discount to the Australian Premium Low Vol and the U.S. Low Vol coals; however, we have observed extended periods in which High Vol A steelmaking coal achieved a premium over these indices. We expect U.S. High Vol A coals will continue to become an important component of global steelmakers' coal blends due to their unique characteristics. In addition, we also expect that as the decade progresses, overall production and the supply of premium hard coking coals will be outpaced by the growth in demand coming from countries like India, Indonesia and Vietnam. This trend creates an opportunity for us to take advantage of favorable pricing dynamics driven by the projected tightness in supply and the desirable characteristics of our premium High Vol A steelmaking coal.
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
The inclusion of the benefits and incremental capital expenditures relating to these specific scope changes are not expected to have a material impact on the project's economic metrics of net present value and internal rate of return and did not change the project timeline. In addition, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. Inflationary pressures are expected to continue during the remainder of the project development period. While cost inflation has impacted the cost of the project, these inflationary pressures are expected to be offset by an inflationary increase in the long-term price assumption for steelmaking coal. We continue to expect a total project capital expenditure estimate of $995 million to $1.075 billion.
In 2024, we made significant progress on the major components for seam access, surface infrastructure and coal transportation. We installed and commissioned the service cage, slope belt, slope car and raw coal belt, which allowed us to begin development of the initial longwall panel with three continuous miner units, producing 190 thousand metric tons during the year. On the surface infrastructure components, we began construction on the dry slurry processing system and we made significant progress on the construction of the preparation plant, which is projected to be online during the middle of 2025. All major preparation plant equipment is on-site awaiting installation. We have also started to take delivery of the longwall shields, and we expect to have all shields on site in the first half of 2025. On the coal transportation components, the clean coal storage silos at the rail loadout were completed, and the construction of the clean coal belt structure and the rail and barge loadouts remain on schedule. We are also focused on increasing the headcount at Blue Creek and continue to work closely with contractors and vendors to overcome supply chain and labor shortages in the mining industry. To date, we have not encountered any significant barriers that have prevented us from achieving our goals.
We have invested approximately $350.5 million in 2024 and $716.5 million project-to-date. We expect to spend $225 to $250 million in 2025 on the continued development of Blue Creek and the remaining capital expenditures of $54 million to $109 million in 2026.
The project remains on schedule with the longwall scheduled to start up no later than the second quarter of 2026. We expect to ramp up production through the development of the project. Specifically, we expect to produce approximately 900 thousand metric tons in 2025, approximately 2.7 million metric tons in 2026 and approximately 4.4 million metric tons in 2027. We do not expect the tons produced in 2024 and 2025 of approximately 1.1 million metric tons to be sold until the second half of 2025 when the preparation plant comes online. These are estimates subject to revision and we expect to provide updated financial and operational information on Blue Creek in the near future.
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
Recent Developments
U.S. inflation is currently at approximately 2.89%, driven by increased energy and food costs, supply constraints and strong consumer demand. While inflation in the overall economy has eased in the last twelve months, we have not seen it easing significantly in the coal mining industry. We expect that inflation will continue to negatively impact our profitability, as we expect inflation to remain high for steel prices, freight rates, labor and other materials and supplies. Specifically, we have experienced inflationary cost increases ranging from 25% to 35%, primarily in relation to labor, construction materials, and certain equipment. In addition, we have experienced inflation in the costs of belt structure, roof bolts, cable, magnetite, rock dust and other supplies, plus labor and parts on equipment repair and rebuilds.
During the fourth quarter of 2024, high-quality steelmaking coal prices reached levels not seen since 2021 due to a confluence of weaker demand, excess Chinese steel exports into our customers' markets, and ample supply of steelmaking coals. As of January 21, 2025, the Platts Index price for premium LV coal was $188.00 per metric ton. Per the Wood Mackenzie global metallurgical coal short-term outlook released in January 2025, premium LV coal is expected to be between $195.00 and $207.00 per metric ton for 2025. This expectation is in large part driven by supply tightness and increased buying from India due to modest restocking of steelmaking coals.
We believe the pricing environment will remain under pressure due to the persistent weakness in the global steel markets combined with a modest increase in steel growth production in India.
Collective Bargaining Agreement

Our CBA contract with the United Mine Workers of America (“UMWA”) expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, we incurred idle mine expense of $12.1 million for the year ended December 31, 2022. This expense is reported separately in the Statements of Operations and represents expenses incurred while the respective mine was idled or operating below normal capacity, such as electricity, insurance and maintenance labor. We incurred no idle mine expenses for the years ended December 31, 2023 or December 31, 2024. We incurred business interruption expenses of approximately $0.5 million for the year ended December 31, 2024, which represents ongoing legal expenses associated with the ongoing labor negotiations. We incurred $8.3 million and $23.5 million for the years ended December 31, 2023 and December 31, 2022, respectively, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. We continue to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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

	For the years ended December 31,
	2024	2023	2022
(in thousands)
Segment Adjusted EBITDA	$492,683	$737,723	$996,974
Metric tons sold	7,235	6,820	5,099
Metric tons produced	7,482	6,936	5,729
Average net selling price per metric ton	$207.32	$241.64	$334.89
Cash cost of sales per metric ton	$138.10	$132.60	$138.35
Adjusted EBITDA	$447,850	$698,866	$994,221
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

	For the years ended December 31,
	2024	2023	2022
(in thousands)
Cost of sales	$1,007,297	$910,269	$710,605
Asset retirement obligation accretion and valuation adjustment	(3,243)	(2,109)	(1,801)
Stock compensation expense	(4,866)	(3,841)	(3,379)
Cash cost of sales	$999,188	$904,319	$705,425
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

	For the years ended December 31,
	2024	2023	2022
(in thousands)
Net income	$250,603	$478,629	$641,298
Interest (income) expense, net	(28,776)	(22,739)	18,995
Income tax expense	33,063	72,790	141,806
Depreciation and depletion	153,982	127,356	115,279
Asset retirement obligation accretion and valuation adjustment (1)	5,435	4,535	1,941
Stock compensation expense (2)	22,070	18,300	17,621
Other non-cash accretion and valuation adjustments (3)	9,114	205	(5,344)
Non-cash mark-to-market loss (gain) on gas hedges (4)	1,835	(1,227)	27,708
Loss on early extinguishment of debt (5)	—	11,699	—
Business interruption (6)	524	8,291	23,455
Idle mine (7)	—	—	12,137
Other expense (income) (8)	—	1,027	(675)
Adjusted EBITDA	$447,850	$698,866	$994,221

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
(4)Represents non-cash mark-to-market losses (gains) recognized on our gas hedges (see Note 17 to our consolidated financial statements).
(5)Represents a loss incurred in connection with the early extinguishment of debt (see Note 13 to our consolidated financial statements).
(6)For the year ended December 31, 2024, represents ongoing legal expenses associated with the ongoing labor negotiations and for all other periods presented represents non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses.
(7)Represents idle mine expenses incurred in connection with reduced operations at Mine No 4 and Mine No. 7.
(8)Represents non-recurring expenses incurred in connection with the ransomware attack discovered by the Company on July 29, 2023, proceeds received upon settlement of a lawsuit and COVID-19 pandemic related expenses.

Results of Operations
Year Ended December 31, 2024 and 2023
The following table summarizes certain financial information relating to our operating results that have been derived from our audited financial statements for the years ended December 31, 2024 and 2023.

	For the years ended December 31,
(in thousands)	2024	% of Total Revenues	2023	% of Total Revenues
Revenues:
Sales	$1,499,980	98.3%	$1,647,992	98.3%
Other revenues	25,240	1.7%	28,633	1.7%
Total revenues	1,525,220	100.0%	1,676,625	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,007,297	66.0%	910,269	54.3%
Cost of other revenues (exclusive of items shown separately below)	45,449	3.0%	37,486	2.2%
Depreciation and depletion	153,982	10.1%	127,356	7.6%
Selling, general and administrative	63,078	4.1%	51,817	3.1%
Business interruption	524	—%	8,291	0.5%
Total costs and expenses	1,270,330	83.3%	1,135,219	67.7%
Operating income	254,890	16.7%	541,406	32.3%
Interest expense	(4,271)	(0.3)%	(17,960)	(1.1)%
Interest income	33,047	2.2%	40,699	2.4%
Loss on early extinguishment of debt	—	—%	(11,699)	(0.7)%
Other expense	—	—%	(1,027)	(0.1)%
Income before income tax expense	283,666	18.6%	551,419	32.9%
Income tax expense	33,063	2.2%	72,790	4.3%
Net income	$250,603	16.4%	$478,629	28.5%
Sales, production and cost of sales components on a per unit basis for the years ended December 31, 2024 and 2023 were as follows:

	For the years ended December 31,
	2024	2023
Steelmaking Coal (metric tons in thousands)
Metric tons sold	7,235	6,820
Metric tons produced	7,482	6,936
Average net selling price per metric ton	$207.32	$241.64
Cash cost of sales per metric ton	$138.10	$132.60
Cost of production %	64%	60%
Transportation and royalties %	36%	40%

The following list highlights our key accomplishments for the year ended December 31, 2024:
•we achieved strong net income of $250.6 million, or $4.79 per diluted share and adjusted EBITDA of $447.9 million;

•we achieved annual sales volumes of 7.2 million metric tons, a 6% increase compared to the prior year, and production volume of 7.5 million metric tons, a 8% increase compared to the prior year, which represent run rates not seen since 2019 and record high annual production for Mine No. 4 of 2.5 million metric tons;

•we delivered positive cash flows from operations of $367.4 million, enabling the second highest annual amount spent on capital expenditures of $488.3 million for the growth of the business;

•we made excellent progress in developing our world-class Blue Creek growth project, which remains on schedule, and invested $350.5 million in the continued development of Blue Creek, which brings the total project spend to $716.5 million, all self-funded from operating cash flows;

•we began production at Blue Creek on time and on budget;

•we commenced continuous miner development at Blue Creek, producing 190 thousand metric tons;

•we maintained a strong balance sheet with total liquidity of $654.7 million, consisting of cash and cash equivalents of $491.5 million, short-term investments of $5.1 million, net of $9.5 million posted as collateral, long-term investments of $44.6 million, and $113.5 million available under our ABL Facility;

•we achieved a total reportable incidence rate of 1.53, which is 65% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.36 for the nine months ended September 30, 2024 which represents the latest data available; and

•we demonstrated an ongoing commitment to returning capital to our stockholders paying a regular quarterly dividend of $0.08 per share and special dividends of $0.50 per share.
Sales were $1.5 billion for the year ended December 31, 2024, compared to $1.6 billion for the year ended December 31, 2023. The $148.0 million or 9.0% decrease in sales was primarily driven by a $248.2 million decrease related to a $34.32 decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $100.3 million increase due to a 6% or 0.4 million metric ton increase in steelmaking coal sales volume. The 6% increase in sales volumes was driven by increased production due to both Mine No. 4 and Mine No. 7 operating at higher capacity levels. The average net selling price of our steelmaking coal decreased $34.32 or 14% from $241.64 per metric ton for the year ended December 31, 2023 to $207.32 per metric ton for the year ended December 31, 2024.
For the year ended December 31, 2024, the Company's geographic customer mix was 42% in Asia, 38% in Europe, 19% in South America and 1% in the U.S. For the year ended December 31, 2023, the Company's geographic customer mix was 48% in Europe, 33% in Asia and 19% in South America.
Other revenues for the year ended December 31, 2024 were $25.2 million compared to $28.6 million for the year ended December 31, 2023. Other revenues are comprised of revenue derived from our natural gas operations, gains and losses on our natural gas hedges and earned royalty revenue. The $3.4 million decrease in other revenues is primarily driven by a decrease of $0.44 per Million British Thermal Unit ("MMBtu") or 14% in the Southern Louisiana natural gas price average combined with a decrease in sales volumes for the year ended December 31, 2024 compared to the prior year comparable period. The current year also includes a mark-to-market loss of approximately $1.8 million on outstanding gas hedges.
Cost of sales (exclusive of items shown separately below) was $1,007.3 million, or 66.0% of total revenues for the year ended December 31, 2024, compared to $910.3 million, or 54.3% of total revenues for the year ended December 31, 2023. The $97.0 million increase in cost of sales was primarily driven by a $55.0 million increase due to a 6% or 0.4 million metric ton increase in steelmaking coal sales volumes combined with a $39.8 million increase due to a $5.50 per metric ton increase in the average cash cost of sales per metric ton. The increase in average cash cost of sales per metric ton is primarily driven by an increase in cost of production from increased labor and supply costs and increased transportation costs due to multiple failures of lock and dam systems that prevented us from barging coal for the majority of the year. For the year ended December 31, 2024, cost of production represented 64% of cost of sales and transportation and royalties accounted for approximately 36% compared to cost of production of 60% and transportation and royalties of 40% for the year ended December 31, 2023.
Cost of other revenues was $45.4 million for the year ended December 31, 2024, compared to $37.5 million for the year ended December 31, 2023. The $8.0 million increase is primarily due to an increase of approximately of $7.3 million in our black lung obligation valuation adjustment recorded annually in the fourth quarter primarily attributable to changes in discount rates.

Depreciation and depletion was $154.0 million, or 10.1% of total revenues, for the year ended December 31, 2024, compared to $127.4 million, or 7.6% of total revenues for the year ended December 31, 2023. The $26.6 million increase in depreciation and depletion is primarily driven by additional assets placed in service throughout the year and a 6% or 0.4 million metric ton increase in steelmaking coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $63.1 million, or 4.1% of total revenues for the year ended December 31, 2024 compared to $51.8 million, or 3.1% of total revenues for the year ended December 31, 2023. The $11.3 million increase in selling, general and administrative expenses is primarily driven by an increase in employee related expenses.
Business interruption expenses were $0.5 million for the year ended December 31, 2024, compared to $8.3 million for the year ended December 31, 2023. These expenses decreased compared to the prior period primarily due to the end of the strike in February 2023 that had been initiated in April 2021 by the labor union representing certain of the Company's hourly employees. The expenses for the year ended December 31, 2024 represent ongoing legal expenses associated with the labor negotiations and the expenses for the year ended December 31, 2023 represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, legal and labor negotiations and other expenses.
Interest expense was $4.3 million, or 0.3%, of total revenues, for the year ended December 31, 2024, compared to $18.0 million, or 1.1% of total revenues, for the year ended December 31, 2023. The $13.7 million decrease is due to the early retirement of our Notes in September 2023, an increase in capitalized interest associated with the Blue Creek project and maturity of financing leases.
Interest income was $33.0 million, or 2.2% of total revenues, for the year ended December 31, 2024, compared to $40.7 million, or 2.4% of total revenues, for the year ended December 31, 2023. The $7.7 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.
Loss on early extinguishment of debt for the year ended December 31, 2023 represents a premium paid for the early retirement $146.1 million of our Notes, accelerated amortization of debt discount and debt issuance costs and fees incurred in connection with the transaction.
Other expense for the year ended December 31, 2023 represents non-recurring expenses incurred in connection with the ransomware attack discovered by the Company on July 29, 2023 offset partially by proceeds received from the chapter 11 cases from Walter Energy, Inc.
For the year ended December 31, 2024, we recognized income tax expense of $33.1 million or an effective tax rate of 11.7% primarily due to pre-tax income of $283.7 million offset partially by an income tax benefit of $14.4 million of depletion and $12.1 million due to a deduction under Section 250 of the Code: Foreign-Derived Intangible Income ("FDII"). For the year ended December 31, 2023, we recognized income tax expense of $72.8 million or an effective tax rate of 13.2% primarily due to pre-tax income of $551.4 million offset partially by an income tax benefit of $26.1 million due to the FDII deduction and $21.8 million of depletion.
At December 31, 2024, we had state NOLs of approximately $945.2 million. These NOLs represent a deferred tax asset of approximately $4.1 million, net of the valuation allowance. See Note 7 of the Notes to the Financial Statements for more information.
Liquidity and Capital Resources
Overview
Our sources of cash have been steelmaking coal and natural gas sales to customers, proceeds received from the Notes (as defined below) and access to our ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, working capital, our capital expenditures, including capital expenditures and mine development for the development of Blue Creek, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.
Going forward, we will use cash to fund debt service payments on our Notes, the ABL Facility and our other indebtedness, to fund operating activities, working capital, the development of Blue Creek, capital expenditures, our reclamation obligations, our black lung obligations, professional fees and other non-recurring transaction expenses and strategic investments, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs, including the development of Blue Creek, going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the ABL Facility, and, in the case of any future strategic investments, capital needs, the development of Blue Creek, or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.
Our available liquidity as of December 31, 2024 was $654.7 million, consisting of $491.5 million of cash and cash equivalents, $5.1 million of short-term investments, net of $9.5 million posted as collateral, $44.6 million of long-term investments and $113.5 million available under our ABL Facility, net of outstanding letters of credit. As of December 31, 2024, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility.
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
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, we were insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. From June 1, 2018 to May 31, 2020 and June 1, 2020 to May 31, 2024, the Company had a deductible policy where the Company was responsible for the first $0.5 million and $1.0 million, respectively, for each black lung claim from any of our employees. Beginning on June 1, 2024, the Company has a deductible policy where the Company is responsible for the first $2.0 million for each black lung related claim from any of our employees.
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.5 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $1.4 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules require, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. The changes in the final rules required by the DOL may have a greater impact on our profitability and cash flows in the future.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2024, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $50.6 million, $18.6 million as collateral for self-insured black lung related claims and $7.7 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs, including the development of Blue Creek, for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the current weakness in steelmaking coal prices.

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
Statements of Cash Flows
Cash balances were $491.5 million, $738.2 million and $829.5 million at December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the years ended December 31,
	2024	2023	2022

Net cash provided by operating activities	$367,448	$701,108	$841,904
Net cash used in investing activities	(538,002)	(527,207)	(255,144)
Net cash used in financing activities	(68,511)	(265,184)	(153,119)
Net (decrease) increase in cash and cash equivalents and restricted cash	$(239,065)	$(91,283)	$433,641
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
Net cash provided by operating activities was $367.4 million for the year ended December 31, 2024, and was primarily attributed to net income of $250.6 million adjusted for depreciation and depletion expense of $154.0 million, stock-based compensation expense of $22.1 million, accretion and valuation adjustment of asset retirement obligations of $5.4 million, deferred income tax benefit of $8.1 million, mark-to-market loss on gas hedges of $1.8 million, amortization of debt issuance costs and debt discount of $1.6 million and an increase in net working capital of $55.2 million. The increase in our working capital was primarily attributable to increases in trade accounts receivable, inventories and prepaid expenses partially offset by decreases to income tax receivable and other receivables. The increase in trade accounts receivable is due to the timing of sales and collections combined with a 0.4 million increase in steelmaking coal metric tons sold offset partially by a $34.32 decrease in our steelmaking coal average net selling price per metric ton. The increase in inventories is due to an increase in production.
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
Investing Activities
Net cash used in investing activities was $538.0 million for the year ended December 31, 2024, primarily comprised of $457.2 million of purchases of property, plant and equipment, $31.1 million of capitalized mine development costs associated with our Blue Creek development and the purchase of $49.7 million in investments. We spent approximately $87.0 million in sustaining capital and spent an additional $370.0 million in other discretionary capital, which primarily included capital spent on the development of Blue Creek of $350.5 million, capital spent on the bunker at Mine No. 4 of $17.2 million and capital spent on the Mine No. 7 overland belt of $2.5 million.
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

Financing Activities
Net cash used in financing activities was $68.5 million for the year ended December 31, 2024, primarily due to the payment of quarterly and special dividends of $43.8 million, principal repayments of financing lease obligations of $17.4 million and payments of tax withholdings on vested equity awards of $11.8 million partially offset by proceeds received from financing lease obligations of $4.5 million.
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
The Capital Allocation Policy states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. The Company will also seek to optimize its capital structure to improve returns to stockholders while allowing flexibility for the Company to pursue selective strategic growth opportunities that can provide compelling stockholder returns. During the year ended December 31, 2024, we have paid $43.8 million of regular quarterly and special cash dividends under the Capital Allocation Policy.

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
As of December 31, 2024, the Company has repurchased 0.5 million shares for approximately $10.6 million, leaving $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

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
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $65.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on December 6, 2026. As of December 31, 2024, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2024, the Company had $113.5 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2024, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of December 31, 2024.
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
Short-Term Investments
As of December 31, 2024, we had $9.5 million of collateral recognized as short term investments. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the acquisition of certain assets of Walter Energy and relate to periods prior to March 31, 2016. We also had $5.1 million in fixed income securities as of December 31, 2024 with maturities less than twelve months and the Company had no such investments as of December 31, 2023.
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
To fund our capital expenditures, we may be required to use cash from our operations, incur debt or sell equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our current or future debt agreements, as well as by general economic conditions, contingencies and uncertainties, that are beyond our control.
Our capital expenditures were $457.2 million and $491.7 million for the years ended December 31, 2024 and December 31, 2023, respectively. During 2024, we spent approximately $87.0 million in sustaining capital and an additional $370.0 million in other discretionary capital, which primarily included capital spent on the development of Blue Creek of $350.5 million, capital spent on the bunker at Mine No. 4 of $17.2 million and other discretionary capital of $2.5 million. Our deferred mine development costs were $31.1 million and $33.1 million for the years ended December 31, 2024 and December 31, 2023, respectively, and primarily relate to the development of Blue Creek and Mine No. 4 North. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of steelmaking coal taking into consideration the funding available to maintain our operations at optimal production levels.
Our capital spending is expected to range from $315.0 million to $350.0 million for the full year 2025, consisting of sustaining capital expenditures of approximately $90.0 to $100.0 million and discretionary capital expenditures of approximately $225.0 to $250.0 million for the development of Blue Creek. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts.
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

Each of these factors may vary considerably from the assumptions used in estimating reserves and resources. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves and resources based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves and resources will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves, resources and depletion rates. As of December 31, 2024, we had estimated reserves totaling 157.8 million metric tons and estimated mineral resources exclusive of reserves of 39.7 million metric tons.
Asset Retirement Obligations
Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2024, we had recorded asset retirement obligation liabilities of $85.2 million, including $13.0 million reported as a current liability.
Income Taxes
In connection with the acquisition of certain assets of Walter Energy consummated on March 31, 2016, we acquired deferred tax assets primarily associated with federal and state NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. As of December 31, 2024, we believe we have utilized all of our federal NOLs and federal general business credit carryforwards. The Company has state NOL carryforwards of approximately $945.2 million, which expire predominantly on December 31, 2029 through December 31, 2035.
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
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we have determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2024, we have a valuation allowance against our state deferred income tax assets of approximately $44.7 million.
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of December 31, 2024, the Company had 5.5 metric million British thermal unit gas contracts outstanding.
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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2024 and 2023 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2024, assuming we had $113.5 million outstanding under our ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.1 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2024. Based on the evaluation of our disclosure controls and procedures as of December 31, 2024, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Management's Annual Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of December 31, 2024, our internal control over financial reporting is effective based on this assessment and these criteria.
Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 0042), has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
Amended and Restated Employment Agreements
The Company is a party to an employment agreement with each of Walter J. Scheller, III, Jack K. Richardson, Kelli K. Gant and Charles Lussier (each, an “Executive”). On February 10, 2025, the Company and each Executive entered into an Amended and Restated Employment Agreement (collectively, the “Amended Employment Agreements”), which replace the prior employment agreements in their entirety. The Amended Employment Agreements (i) provide that, if an Executive’s employment is terminated without Cause or for Good Reason within twelve (12) months following a Change in Control (as such capitalized terms are defined in the Amended Employment Agreements), the Executive shall receive (A) a prorated bonus for the year of termination if such termination occurs following the third quarter of the Company’s fiscal year and (B) accelerated vesting of the portion of an equity award that would have become vested within thirty (30) days following the date of termination; (ii) standardize the severance payments and other benefits that the Executives will receive upon a termination without Cause or for Good Reason; and (iii) amend the definition of “Good Reason,” as well as provide for certain other administrative, clarifying and conforming changes. The above summary of the Amended Employment Agreements is not complete and is qualified in its entirety by reference to the complete text of the Amended Employment Agreements, copies of which are filed as Exhibits 10.6, 10.7, 10.9 and 10.10 to this Annual Report on Form 10-K and are incorporated herein by reference.
Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2024, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III
Item 10. Directors, Executive Officers and Corporate Governance
Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.
Insider Trading Policies and Procedures
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.
Item 11. Executive Compensation
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plans
The following table sets forth certain information relating to our equity compensation plans as of December 31, 2024:

	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants, and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants, and Rights(1)	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders:
2017 Equity Incentive Plan	499,694	$—	4,178,991
(1) The weighted-average exercise price does not take into account restricted stock units or phantom units, which do not have an exercise price.
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 all other information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

Item 14. Principal Accounting Fees and Services
Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2024.

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

3.4
Second Amended and Restated Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38061) filed with the Commission on October 25, 2024).).

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

10.6*	Amended and Restated Employment Agreement, dated February 10, 2025 by and between Warrior Met Coal, Inc. and Walter J. Scheller, III.

10.7*	Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Jack K. Richardson.

10.8†
Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.9*	Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Kelli K. Gant.

10.10*	Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Charles Lussier.

10.11*	Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Brian M. Chopin.

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

19.1*	Insider Trading Policy

21.1*	List of Subsidiaries of the Company.

23.1*	Consent of Ernst & Young LLP.

23.2*	Consent of Marshall Miller & Associates, Inc.

23.3*	Consent of McGehee Engineering Corp.

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)

96.1*	Technical Report Summary for Mine No. 7 - S-K 1300 Report

96.2
Technical Report Summary for Mine No. 4 - S-K 1300 Report (incorporated by reference to Exhibit 96.2 to the Registrant's Amendment No. 1 on Form 10-K/A (File No. 001-38061) filed with the Commission on May 18, 2023 to the Registrant's Annual Report on Form 10-K (File No. 002-38061) filed with the Commission on February 15, 2023)

96.3
Technical Report Summary for Blue Creek - S-K 1300 Report (incorporated by reference to Exhibit 96.3 to the Registrant's Annual Report on Form 10-K (File No. 002-38061) filed with the Commission on February 14, 2024).

97.1	Warrior Met Coal, Inc. Policy for the Recovery of Erroneously Awarded Compensation.

101INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation LinkBase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition LinkBase Document

101.LAB*	Inline XBRL Taxonomy Extension Label LinkBase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation LinkBase Document

104*	Cover Page Interactive Data File (formatted Inline XBRL and included in the Interactive Data Files submitted under Exhibit 101).

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

Date: February 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 13, 2025

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 13, 2025

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 13, 2025

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 13, 2025

/s/ Ana B. Amicarella
Ana B. Amicarella	Director	February 13, 2025

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 13, 2025

/s/ Lisa M. Schnorr
Lisa M. Schnorr	Director	February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements
We have audited the accompanying balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2024 and 2023, the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 13, 2025 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Asset Retirement Obligations
Description of the Matter
At December 31, 2024, the Company had recorded asset retirement obligations of approximately $85.2 million for the estimated costs to reclaim surface lands and supporting infrastructure in accordance with applicable reclamation laws in the United States as defined by each mining permit. Changes in the asset retirement obligations are more fully described in Note 8 to the consolidated financial statements.

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
February 13, 2025

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the balance sheets of the Company as of December 31, 2024 and 2023, the related statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 13, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Birmingham, Alabama
February 13, 2025

WARRIOR MET COAL, INC.
BALANCE SHEETS
(in thousands)

	December 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$491,547	$738,197
Short-term investments	14,622	9,030
Trade accounts receivable	140,867	98,225
Other receivables	728	4,379
Income tax receivable	—	7,833
Inventories, net	207,590	183,949
Prepaid expenses and other	31,708	27,553
Total current assets	887,062	1,069,166
Restricted cash	7,585	—
Mineral interests, net	72,245	80,442
Property, plant and equipment, net	1,549,470	1,179,609
Deferred income taxes	3,210	5,854
Long-term investments	44,604	—
Other long-term assets	27,340	21,987
Total assets	$2,591,516	$2,357,058

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,178	$36,245
Accrued expenses	85,369	81,612
Asset retirement obligations	13,032	12,500
Short-term financing lease obligations	13,208	11,463
Other current liabilities	18,643	5,850
Total current liabilities	170,430	147,670
Long-term debt	153,612	153,023
Asset retirement obligations	72,138	71,666
Black lung obligations	34,467	26,966
Financing lease obligations	6,217	8,756
Deferred income taxes	63,835	74,531
Total liabilities	500,699	482,612
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 54,533,374 issued and 52,311,533 outstanding as of December 31, 2024 and 54,240,764 issued and 52,018,923 outstanding as of December 31, 2023)	545	542
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of December 31, 2024, and December 31, 2023)	(50,576)	(50,576)
Additional paid in capital	289,808	279,332
Retained earnings	1,851,040	1,645,148
Total stockholders’ equity	2,090,817	1,874,446
Total liabilities and stockholders’ equity	$2,591,516	$2,357,058
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	For the years ended December 31,
	2024	2023	2022
Revenues:
Sales	$1,499,980	$1,647,992	$1,707,579
Other revenues	25,240	28,633	31,159
Total revenues	1,525,220	1,676,625	1,738,738
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	1,007,297	910,269	710,605
Cost of other revenues (exclusive of items shown separately below)	45,449	37,486	27,047
Depreciation and depletion	153,982	127,356	115,279
Selling, general and administrative	63,078	51,817	48,791
Business interruption	524	8,291	23,455
Idle mine	—	—	12,137
Total costs and expenses	1,270,330	1,135,219	937,314
Operating income	254,890	541,406	801,424
Interest expense	(4,271)	(17,960)	(31,433)
Interest income	33,047	40,699	12,438
Loss on early extinguishment of debt	—	(11,699)	—
Other (expense) income	—	(1,027)	675
Income before income taxes	283,666	551,419	783,104
Income tax expense	33,063	72,790	141,806
Net income	$250,603	$478,629	$641,298
Basic and diluted net income per share:
Net income per share—basic	$4.79	$9.21	$12.42
Net income per share—diluted	$4.79	$9.20	$12.40
Weighted average number of shares outstanding—basic	52,287	51,973	51,622
Weighted average number of shares outstanding— diluted	52,345	52,045	51,715
Dividends per share:	$0.82	$1.16	$1.54
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CHANGES IN EQUITY
(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2021	$537	$—	$(50,576)	$256,059	$665,963	$871,983
Net income	—	—	—	—	641,298	641,298
Dividends declared ($1.54 per share)	—	—	—	—	(79,665)	(79,665)
Stock compensation	—	—	—	17,621	—	17,621
Other	2	—	—	(3,724)	—	(3,722)
Balance at December 31, 2022	$539	$—	$(50,576)	$269,956	$1,227,596	$1,447,515
Net income	—	—	—	—	478,629	478,629
Dividends declared ($1.16 per share)	—	—	—	—	(61,077)	(61,077)
Stock compensation	—	—	—	18,300	—	18,300
Other	3	—	—	(8,924)	—	(8,921)
Balance at December 31, 2023	$542	$—	$(50,576)	$279,332	$1,645,148	$1,874,446
Net income	—	—	—	—	250,603	250,603
Dividends declared ($0.82 per share)	—	—	—	—	(44,711)	(44,711)
Stock compensation	—	—	—	22,256	—	22,256
Other	3	—	—	(11,780)	—	(11,777)
Balance at December 31, 2024	$545	$—	$(50,576)	$289,808	$1,851,040	$2,090,817
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS
(in thousands)

	For the years ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$250,603	$478,629	$641,298
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	153,982	127,356	115,279
Deferred income tax (benefit) expense	(8,052)	52,871	141,806
Stock-based compensation expense	22,070	18,207	17,621
Mark-to-market loss on gas hedges	1,835	—	4,043
Amortization of debt issuance costs and debt discount	1,590	2,094	3,165
Accretion and valuation adjustment of ARO	5,435	4,535	1,941
Loss on early extinguishment of debt	—	11,699	—
Changes in operating assets and liabilities:
Trade accounts receivable	(42,642)	53,601	(29,676)
Other receivables	3,651	1,187	7,225
Income tax receivable	7,833	(7,833)	—
Inventories	(18,495)	(30,785)	(79,845)
Prepaid expenses and other current assets	(4,155)	(2,034)	888
Accounts payable	(2,551)	215	(5,442)
Accrued expenses and other current liabilities	1,207	(8,645)	22,803
Other	(4,863)	11	798
Net cash provided by operating activities	367,448	701,108	841,904
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(457,221)	(491,674)	(205,242)
Deferred mine development costs	(31,060)	(33,112)	(48,935)
Purchase of investments	(49,721)	—	—
Acquisition of leased mineral rights	—	—	(3,500)
Acquisitions, net of cash acquired	—	(2,421)	2,533
Net cash used in investing activities	(538,002)	(527,207)	(255,144)
FINANCING ACTIVITIES
Dividends paid	(43,823)	(61,077)	(79,665)
Retirements of debt	—	(162,358)	(39,382)
Proceeds from financing lease obligations	4,503	—	—
Principal repayments of financing lease obligations	(17,414)	(32,330)	(30,348)
Other	(11,777)	(9,419)	(3,724)
Net cash used in financing activities	(68,511)	(265,184)	(153,119)
Net (decrease) increase in cash and cash equivalents	(239,065)	(91,283)	433,641
Cash, cash equivalents, and restricted cash at beginning of period	738,197	829,480	395,839
Cash, cash equivalents, and restricted cash at end of period	$499,132	$738,197	$829,480

Cash and cash equivalents at beginning of period	$738,197	$829,480	$395,839
Restricted cash at beginning of period	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	$738,197	$829,480	$395,839

Cash and cash equivalents at end of period	$491,547	$738,197	$829,480
Restricted cash at end of period	7,585	—	—
Cash, cash equivalents and restricted cash at end of period	$499,132	$738,197	$829,480
The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.
STATEMENTS OF CASH FLOWS (CONTINUED)
(in thousands)

	For the years ended December 31,
	2024	2023	2022
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$13,621	$23,970	$27,810
Cash paid for income taxes	$26,500	$27,004	$—
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing leases - equipment	$12,147	$11,312	$8,150

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
Collective Bargaining Agreement

The Company's Collective Bargaining Agreement (“CBA”) contract with the United Mine Workers of America (“UMWA”) expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, the Company initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, the Company restarted operations at Mine No. 4. Due to the reduced operations at Mine No. 4 and Mine No. 7, the Company incurred idle mine expense of $12.1 million for the year ended December 31, 2022. This expense is reported separately in the Statements of Operations and represents expenses incurred while the respective mine was idled or operating below normal capacity, such as electricity, insurance and maintenance labor. The Company incurred no idle mine expense for the years ended December 31, 2024 and December 31, 2023. The Company incurred business interruption expenses of approximately $0.5 million for the year ended December 31, 2024, which represents ongoing legal expenses associated with the ongoing labor negotiations. The Company incurred $8.3 million and $23.5 million for the years ended December 31, 2023 and December 31, 2022, respectively, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
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
Cash and Cash Equivalents and Restricted Cash
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. Restricted cash consist of cash that the Company is contractually obligated to maintain in a money market account as collateral for workers' compensation claims. Restricted cash is classified as noncurrent based on the nature of the restriction.
Investments
Instruments with maturities greater than three months, but less than twelve months, are included in short-term investments. The Company purchases fixed income securities and certificates of deposits with varying maturities that are

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

classified as available for sale and are carried at fair value. Securities classified as held to maturity securities are those securities that management has the intent and ability to hold to maturity.
As of December 31, 2024 and December 31, 2023, short-term investments consisted of $14.6 million and $9.0 million in cash and fixed income securities. The short-term investments as of December 31, 2024 and December 31, 2023, consists of $14.6 million and $9.0 million posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016, respectively. The Company also had $5.1 million in fixed income securities as of December 31, 2024 with maturities less than twelve months and the Company had no such investments as of December 31, 2023.
As of December 31, 2024, long-term investments consisted of $44.6 million in fixed income securities with maturities greater than twelve months. The Company had no such investments as of December 31, 2023.
Concentrations of Credit Risk and Major Customers
The Company’s principal line of business is mining and marketing steelmaking coal to foreign steel producers. For the year ended December 31, 2024, approximately 98.3% of sales were derived from coal shipments to customers, located primarily in Europe, South America and Asia. At December 31, 2024 approximately 98.0% of trade receivables were related to these customers. For the year ended December 31, 2024, the Company's geographic customer mix was 42% in Asia, 38% in Europe, 19% in South America and 1% in the U.S.
During the year ended December 31, 2024, three of our customers accounted for $190.8 million, or 12.7%, $190.1 million, or 12.7%, and $178.1 million, or 11.9% of total revenues, respectively. During the year ended December 31, 2023, three of our customers accounted for $246.4 million, or 14.9%, $205.7 million, or 12.4% and $195.3 million, or 11.8% of total revenues, respectively. During the year ended December 31, 2022, three of our customers accounted for $330.1 million, or 19.1%, $207.8 million, or 12.0%, and $187.0 million, or 10.8% of total revenues, respectively.
Revenue Recognition
Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes to the customer. For coal shipments to domestic customers via rail, control is transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is typically transferred when the vessel is loaded at the Port of Mobile in Alabama. Occasionally, the Company will sell coal stockpiles at the barge loadout or port upon which control, title and risk of loss transfers when stockpiles are segregated. For all steelmaking coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 20.
The Company's coal and gas sales generally include up to 45-day payment terms following the transfer of control of the goods to the customer unless secured by a letter of credit which could include up to 60-day payment terms. The Company typically does not include extended payment terms in its contracts with customers.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31,

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of December 31, 2024, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

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
Advanced Mining Royalties
Lease rights to coal reserves are often acquired in exchange for royalty payments. Advance mining royalties are advance payments made to lessors under terms of mineral lease agreements that are recoupable against future production royalties. These advance payments are deferred and charged to operations as the coal reserves are mined. Advance mining royalties are included in other long-term assets. See Note 6.

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
Deferred Mine Development
Costs of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the coal physically accessible, may include construction permits and licenses, mine design, construction of access roads, main entries, airshafts, roof protection and other facilities. Mine development costs are amortized primarily on a units-of-production basis over the estimated reserve tons directly benefiting from the capital expenditures. Costs amortized during the production phase of a mine are capitalized into inventory and expensed to cost of sales as the coal is sold. Coal sales revenue related to incidental production during the development phase are recorded as sales with an offset to cost of sales based on the estimated cost per ton sold for the mine when the asset is in

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

place for its intended use. Amortization expense was $5.5 million and $2.3 million for the years ended December 31, 2024 and December 31, 2023, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations. No such amortization had occurred for the year ended December 31, 2022.
Owned and Leased Mineral Interests
Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the units-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense was $8.4 million, $7.3 million, and $7.4 million for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively, and is included in depreciation and depletion in the accompanying Statements of Operations.
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
Accrued mine closing costs, perpetual care costs and reclamation costs and other costs of dismantling and removing facilities are regularly reviewed by management and revised for changes in future estimated costs and regulatory requirements, as necessary. For ongoing operations, adjustments to the liability result in an adjustment to the corresponding asset. For some operations, adjustments to the liability are recognized as income or expense in the period the adjustment is recorded as no asset exists. Any difference between the recorded obligation and the actual cost of reclamation is recorded in profit or loss in the period the obligation is settled. See Note 8 for further disclosures related to asset retirement obligations.
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
Compensation expense for equity awards is included in cost of sales, cost of other revenues and selling, general and administrative costs in the accompanying Statements of Operations.
Deferred Financing Costs
The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method. As of December 31, 2024 and December 31, 2023, there were $2.0 million and $3.0 million, respectively, of unamortized origination fees related to the ABL Facility (as defined in Note 13) in other long-term assets on the accompanying Balance Sheets. See Note 6 for further disclosure related to origination fees. As of December 31, 2024 and December 31, 2023 there were $2.9 million and $3.5 million, respectively, of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined in Note 13), which is presented as a net deduction from the carrying amount of the related debt recognized in the accompanying Balance Sheets.
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

New Accounting Pronouncements
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public entity to disclose in each interim and annual reporting period the amount of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. It further requires a public entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, it requires a public entity to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments in this ASU either prospectively to financials statements issued for reporting periods after the effective date of the update or retrospectively to any and all prior periods presented in the financial statements. The Company expects this ASU to only impact our disclosures with no impacts to our results of operations, cash flows or financial condition.
Note 3—Inventories, net
Inventories, net are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Coal	$118,504	$129,989
Raw materials, parts, supplies and other, net	89,086	53,960
Total inventories, net	$207,590	$183,949

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 4—Prepaid Expenses and Other
Prepaid expenses and other consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Deferred longwall move expenses	$24,643	$18,513
Prepaid insurance	3,616	1,991
Other	3,449	7,049
Total prepaid expenses and other	$31,708	$27,553

Note 5—Mineral Interests and Property, Plant and Equipment, net
Mineral interests totaled $147.7 million and the related accumulated depletion totaled $75.5 million and $67.3 million as of December 31, 2024 and December 31, 2023, respectively.
Property, plant and equipment are summarized as follows (in thousands):

	December 31, 2024	December 31, 2023
Land	$77,351	$74,631
Land improvements	19,939	18,372
Building and leasehold improvements	73,543	38,223
Asset retirement obligation assets	62,301	60,898
Mine development and infrastructure costs	126,266	95,021
Machinery and equipment	1,435,650	1,087,635
Financing lease right of use asset	106,959	105,469
Construction in progress	513,072	425,124
Total	2,415,081	1,905,373
Less: Accumulated depreciation	(865,611)	(725,764)
Property, plant and equipment, net	$1,549,470	$1,179,609
Depreciation and depletion expense was $154.0 million, $127.4 million, and $115.3 million, for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively. Construction in progress includes capitalized interest of $12.7 million, $12.1 million, and $1.4 million as of December 31, 2024, December 31, 2023, and December 31, 2022, respectively.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 6—Other Long-Term Assets
Other long-term assets consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Advance mining royalties	$23,133	$11,268
ABL Facility origination fees	2,002	3,003
Other	2,205	7,716
Total other long-term assets	$27,340	$21,987

Note 7—Income Taxes

Income tax expense consisted of the following (in thousands):

	For the years ended December 31,
	2024	2023	2022
Current
Federal	$41,112	$19,914	$—
State	3	5	—
	41,115	19,919	—
Deferred
Federal	(10,696)	51,153	143,897
State	2,644	1,718	(2,091)
	(8,052)	52,871	141,806
Total	$33,063	$72,790	$141,806

For the year ended December 31, 2024, the Company recognized income tax expense of $33.1 million or an effective tax rate of 11.7%. The Company's federal income tax payments were $26.5 million and $27.0 million in 2024 and 2023, respectively, and there were no federal income tax payments in 2022. There were no state income tax payments for any periods presented. As of December 31, 2024, the Company has a current income tax payable of $7.6 million, which is included in other current liabilities in the Balance Sheets. As of December 31, 2023, the company had a current income tax receivable of $7.8 million.
Total income tax expense differs from the expected tax expense (computed by multiplying the U.S. federal statutory rate of 21% by income before income taxes) as a result of the following (in thousands):

	For the years ended December 31,
	2024		2023		2022
	Amount	Rate	Amount	Rate	Amount	Rate
Income before income tax expense	283,666		551,419		783,104
Tax expense at statutory tax rate	$59,570	21.0%	$115,798	21.0%	$164,452	21.0%
Effect of:
Executive compensation limitation	4,595	1.6%	3,548	0.6%	3,659	0.5%
Foreign-derived intangible income deduction	(12,118)	(4.3)%	(26,077)	(4.7)%	—	—%
Percentage depletion	(14,400)	(5.1)%	(21,811)	(4.0)%	(23,638)	(3.0)%
State and local income tax, net of federal effect	2,370	0.8%	1,508	0.3%	(2,404)	(0.3)%
Marginal well tax credit	(4,943)	(1.7)%	—	—%	(87)	—%
Other	(2,011)	(0.7)%	(176)	—%	(176)	—%
Tax expense recognized	$33,063	11.7%	$72,790	13.2%	$141,806	18.1%

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

	December 31, 2024	December 31, 2023
Deferred income tax assets:
Net operating loss and credit carryforwards	$48,804	$47,940
Inventory	8,670	2,204
Asset retirement obligations	18,114	17,900
Black lung obligations	7,793	6,134
Accrued expenses	8,861	6,259
Other	1,852	1,299
Total deferred income tax assets	94,094	81,736
Less: valuation allowance for deferred income tax assets	(44,674)	(41,016)
Net deferred income tax assets	49,420	40,720
Deferred income tax liabilities:
Prepaid expenses	(10,930)	(6,757)
Property, plant and equipment	(98,283)	(100,834)
Other	(832)	(1,806)
Total deferred income tax liabilities	(110,045)	(109,397)
Net deferred income tax liability	$(60,625)	$(68,677)

During the year ended December 31, 2023, the Company fully utilized all of its federal net operating loss ("NOL") carryforwards and general business credits. The Company has state NOL carryforwards of approximately $945.2 million, which expire predominantly on December 31, 2029 through December 31, 2035.

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

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, the Company determined that it is not more likely than not that the Company would have sufficient taxable income to utilize all of the Company’s Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2024, we have a valuation allowance against our state deferred income tax assets of approximately $44.7 million.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following table shows the balance of the Company's valuation allowance and the associated activity during 2024 :

December 31, 2024
Beginning balance	$41,016
Addition - deferred income tax expense	3,658
Ending balance	$44,674
Uncertain Tax Positions
The Company has filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. Federal and state NOLs and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2024 and 2023, respectively.
The Company did not record any interest or penalties associated with income taxes for years ended December 31, 2024, 2023 and 2022, respectively, but would record interest and penalties within income tax expense.
Note 8—Asset Retirement Obligations
Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	December 31, 2024	December 31, 2023
Balance at beginning of period	$84,166	$68,481
Accretion expense	5,259	4,175
Revisions to estimates	1,616	16,290
Obligations settled	(5,871)	(4,780)
Balance at end of period	$85,170	$84,166

The portion of costs expected to be paid within a year as of December 31, 2024 is $13.0 million. The portion of costs expected to be incurred beyond one year as of December 31, 2024 is $72.1 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2024. Alabama's regulatory framework technically allows for self-bonding. However, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2024, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $50.6 million, and $7.7 million for miscellaneous purposes.

For the years ended December 31, 2024 and December 31, 2023, the change to the liability was primarily attributable to the net impact of changes in discount rates, changes in the timing of scheduled reclamation and current estimates of the costs and scope of remaining reclamation work. For the years ended December 31, 2024 and December 31, 2023, $0.2 million or $0.01 per share and $0.3 million or $0.01 per share, respectively, of the adjustment to the liability was reflected as expense in the period because there was no asset recorded to offset the adjustment to the respective liability. This portion of the liability relates to operations that were idle at the time of purchase accounting for the acquisition of certain assets in 2016 and no value was attributed to any asset as an offset for the asset retirement obligation.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Note 9—Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Accrued wages and employee benefits	$51,731	$36,828
Accrued operating expenses	20,035	26,082
Accrued royalties	7,203	12,729
Accrued freight	3,998	4,195
Accrued interest	1,027	1,064
Accrued non-income taxes	1,375	714
Total accrued expenses	$85,369	$81,612

Note 10— Pneumoconiosis ("Black Lung") Obligations
The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, the Company was insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. Beginning on June 1, 2018 through May 31, 2020 and June 1, 2020 through May 31, 2024, the Company had a deductible policy where the Company is responsible for the first $0.5 million and first $2.0 million, respectively, for each black lung claim. Beginning June 1, 2024, the Company has a deductible policy where the Company is responsible for the first $2.0 million for each black lung claim.
In addition, in connection with the acquisition of certain assets of Walter Energy, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which the Company is self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor ("DOL") required the Company to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. The Company received a letter from the DOL on February 21, 2020 under its new process for self-insurance renewals that would require it to increase the amount of collateral posted to $39.8 million, but the Company had appealed such increase. The Company received another letter from the DOL on December 8, 2021 requesting additional information to support its appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, the Company received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. The Company appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules requires, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities.
As of December 31, 2024 and December 31, 2023, the Company had $18.6 million of surety bonds, respectively, and $14.6 million and $9.0 million of collateral recognized as short term investments, respectively. There were also $1.4 million and $1.8 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Balance Sheets as of December 31, 2024 and December 31, 2023, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $36.6 million as of December 31, 2024, of which $2.2 million is classified in other current liabilities and the remainder of $34.5 million is shown as a long-term liability in a separate line item in the Balance Sheets. As of December 31, 2023, the estimated black lung liabilities (net of the black lung trust assets) were $28.8 million, of which $1.9 million is classified in other current liabilities and $27.0 million is classified as a long-term liability in a separate line item in the Balance Sheets. Accretion of the black lung liabilities is included in cost of other revenues on the Statements of Operations. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. For the years ended December 31, 2024 and December 31, 2023, the change to the liability was primarily attributable to the net impact of changes in discount rates. For the years ended December 31, 2024 and December 31, 2023, the

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

annual evaluation resulted in expense of $7.3 million or $0.14 per share and income of $1.4 million or $0.03 per share, respectively, which is included in costs of other revenues in the Statements of Operations.
Note 11—Employee Benefit Plans
Defined Contribution Plans
The Company sponsors a defined contribution plan to assist its eligible employees in providing for retirement. Generally, under the terms of the plan, employees make voluntary contributions through payroll deductions and the Company makes matching contributions, as defined by the plan. Contributions to these defined contribution plans amounted to $4.9 million for the year ended December 31, 2024, $4.0 million for the year ended December 31, 2023 and $3.2 million for the year ended December 31, 2022 accounted for in cost of sales, cost of other revenues and selling, general and administrative costs in the Statements of Operations.
Collective Bargaining Agreement
The Company's CBA contract with the UMWA expired on April 1, 2021. While the Company continues to engage in good faith negotiations with the UMWA, the Company has not reached a new contract. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. Approximately 56.0% of the Company's employees were represented by the UMWA as of December 31, 2024.

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2024 is 4,178,991. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2024, the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $22.1 million for the year ended December 31, 2024 associated with awards granted under the 2017 Equity Plan. Unrecognized compensation expense related to the 2017 Equity Plan amounted to approximately $1.7 million as of December 31, 2024.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the years ended December 31, 2024, December 31, 2023 and December 31, 2022 is as follows:

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2021	828,402	$20.11
Granted	336,566	$23.13
Canceled	(70,110)	$15.09
Forfeited	(14,905)	$27.03
Vested	(323,890)	$21.88
Non-vested at December 31, 2022	756,063	$26.99
Granted	527,636	$29.90
Canceled	(5,982)	$36.60
Forfeited	(324)	$37.43
Vested	(608,224)	$29.10
Non-vested at December 31, 2023	669,169	$40.66
Granted	355,949	$52.02
Canceled	(1,552)	$60.39
Forfeited	(1,449)	$50.35
Vested	(522,423)	$35.04
Outstanding at December 31, 2024	499,694	$54.54
Performance-based restricted shares have been presented in the table above to reflect the actual shares issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met.
Note 13—Debt
The Company's debt consisted of the following (in thousands):

	December 31, 2024	December 31, 2023	Weighted Average Interest Rate at December 31, 2024	Final Maturity
Senior secured notes	$156,517	$156,517	7.875%	December 2028
ABL facility	—	—	Varies[1]	December 2026
Debt discount, net	(2,905)	(3,494)
Total debt	153,612	153,023
Less: current debt	—	—
Total long-term debt	$153,612	$153,023
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
The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2024 is as follows (in thousands):

	Payments Due
	2025	2026	2027	2028	Thereafter
Senior secured notes	$—	$—	$—	$156,517	$—
ABL facility	—	—	—	—	—
Total	$—	$—	$—	$156,517	$—

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

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
Under the ABL Facility, up to $10.0 million of the commitments may be used to incur swingline loans from Citibank and up to $65.0 million of the commitments may be used to issue letters of credit. The ABL Facility will mature on December 6, 2026. As of December 31, 2024, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At December 31, 2024, the Company had $113.5 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of December 31, 2024, the Company was not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
The Company was in compliance with all applicable covenants under the ABL Facility as of December 31, 2024.
Senior Secured Notes
On December 6, 2021, the Company issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.3% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of the Company’s outstanding 8.00% senior secured notes due 2024 (the "Existing Notes”), including payment of the redemption premium in connection with such redemption.
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
Tender Offer
As of the Expiration Date, $294.8 million aggregate principal amount of the Notes were validly tendered and not validly withdrawn pursuant to the Tender Offer. Pursuant to the terms of the Tender Offer:
(1) an automatic pro ration factor of 49.6% was applied to the $294.8 million aggregate principal amount of the Notes that were validly tendered and not validly withdrawn in the Tender Offer (rounded down to avoid the purchase of Notes in a principal amount other than in integrals of $1,000), which resulted in $146.0 million aggregate principal amount of the Notes (the “TO Pro-Rated Tendered Notes”);
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

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2024	December 31, 2023
Finance lease right-of-use assets, net(1)	$56,702	$67,014
Finance lease liabilities
Current	13,208	11,463
Noncurrent	6,217	8,756
Total finance lease liabilities	$19,425	$20,219

Weighted average remaining lease term - finance leases (in months)	17.9	20.8
Weighted average discount rate - finance leases(2)	7.25%	7.02%
(1) Finance lease right-of-use assets, recorded net of accumulated amortization of $50.3 million and $38.5 million, are included in property, plant and equipment, net in the Balance Sheets as of December 31, 2024 and December 31, 2023, respectively. See Note 5 for additional disclosure.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
    The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2024	2023
Operating lease cost(1):	$34,877	$29,675
Finance lease cost:
Amortization of leased assets	22,184	21,720
Interest on lease liabilities	4,613	1,935
Net lease cost	$61,674	$53,330
(1) Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Maturities of lease liabilities are as follows (in thousands):

Finance Leases(1)
2025	$15,928
2026	2,989
2027	1,667
Thereafter	—
Total	20,584
Less: amount representing interest	(1,159)
Present value of lease liabilities	$19,425
(1) Finance lease payments include $2.7 million of future payments required under signed lease agreements that have not yet commenced. These finance leases will commence during fiscal year 2025 with lease terms between one to two years.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the year ended December 31,
	2024	2023
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,613	$1,935
Financing cash outflows from finance leases	$17,414	$32,330
Financing cash inflows from finance leases	$(4,503)	$—
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$12,147	$11,312
Note 15—Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2024 and December 31, 2023, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation
From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2024 and December 31, 2023, there were no items accrued for miscellaneous litigation.

Commitments and Contingencies—Other
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

difference between the actual throughput and the minimum throughput requirement. At December 31, 2024 and December 31, 2023, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $123.0 million, $120.5 million, and $138.9 million, for the years ended December 31, 2024, December 31, 2023, and December 31, 2022, respectively.
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
As of December 31, 2024, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving $59.4 million of share repurchases authorized under the New Stock Repurchase Program.
Dividends
The Company declared the following dividends on common shares as of the filing date of this Form 10-K:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date

$0.08	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	Special	February 9, 2024	March 1, 2024	March 7, 2024
$0.08	Quarterly	April 25, 2024	May 6, 2024	May 13, 2024
$0.08	Quarterly	July 26, 2024	August 6, 2024	August 13, 2024
$0.08	Quarterly	October 25, 2024	November 5, 2024	November 12, 2024
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 17—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of December 31, 2024, the company had 5,500,000 metric million British thermal unit gas contracts outstanding. As of December 31, 2023, there were no such natural gas swap contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the
Statements of Operations. The Company had an unrealized loss of $1.8 million for the year ended December 31, 2024 and recognized a loss of $1.2 million for the year ended and December 31, 2023.
Note 18—Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$1,835	$—	$1,835

Fair Value Measurements as of December 31, 2023 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$—	$—	$—
During the year ended December 31, 2024, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 assets or liabilities.
The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:
Cash and cash equivalents, short-term investments, receivables and accounts payable—The carrying amounts reported in the Balance Sheet approximate fair value due to the short-term nature of these assets and liabilities.
Long-term investments and restricted cash—The amortized cost carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the nature of fixed income securities.
Debt—The Company's outstanding debt is carried at cost. As of December 31, 2024, the Company had no borrowings outstanding under the ABL Facility, with $113.5 million available, net of $2.5 million of letters of credit issued and outstanding at such time. The estimated fair value of the Notes as of December 31, 2024 is approximately $161.2 million based upon observable market data (Level 2).
Note 19—Net Income per Share
The computation of basic net income per share is based on the number of weighted average common shares outstanding during the period.  The computation of diluted net income per share is based on the weighted average number of shares outstanding plus the incremental shares that would be outstanding assuming issuance of restricted stock.  The number of

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

incremental shares is calculated by applying the treasury stock method.  Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the years ended December 31,
	2024	2023	2022
Numerator:
Net income	$250,603	$478,629	$641,298
Denominator:
Weighted-average shares used to compute net income per share—basic	52,287	51,973	51,622
Dilutive restricted stock awards and units	58	72	93
Weighted-average shares used to compute net income per share—diluted	52,345	52,045	51,715
Net income per share—basic	$4.79	$9.21	$12.42
Net income per share—diluted	$4.79	$9.20	$12.40
As of December 31, 2024, there were 166,547 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 58,482 share impact on dilutive weighted average shares for the year ended December 31, 2024.
As of December 31, 2024, there were 333,147 shares granted under the 2017 Equity Plan to employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share.
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
The Company has determined that the two operating segments are similar in both quantitative and qualitative characteristics and thus the two operating segments have been aggregated into one reportable segment identified as Mining. The Company has determined that its natural gas and royalty businesses and the Blue Creek mine development did not meet the criteria in ASC 280 to be considered as operating or reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, other post-retirement benefits, transactions costs, restructuring costs, interest expense, reorganization items, net and income tax expense by segment.

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the years ended December 31,
	2024	2023	2022
Revenues
Mining	$1,499,980	1,647,992	$1,707,579
All other	25,240	28,633	31,159
Total revenues	$1,525,220	$1,676,625	$1,738,738

Segment profit
Revenue	$1,499,980	$1,647,992	$1,707,579
Cash cost of sales (exclusive of depreciation and depletion)(1)	999,188	904,319	705,425
Other segment items(2)	8,109	5,950	5,180
Segment profit	$492,683	$737,723	$996,974

Assets
Mining	$1,627,857	$1,819,179	$1,845,119
All other	963,659	537,879	182,976
Total assets	$2,591,516	$2,357,058	$2,028,095

Depreciation and depletion
Mining	$145,229	$120,192	$108,484
All other	8,753	7,164	6,795
Total depreciation and depletion	$153,982	$127,356	$115,279

Capital Expenditures
Mining	$96,784	$168,238	$151,194
All other	360,437	323,436	54,048
Total capital expenditures	$457,221	$491,674	$205,242

(1) The significant expense category and amounts align with the segment-level information that is regularly reviewed by the CODM.
(2) Other segment items include non-cash charges to cost of sales (exclusive of depreciation and depletion) of asset retirement obligation accretion and valuation adjustments and stock compensation expense.
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, other postretirement benefits, and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

WARRIOR MET COAL, INC.
NOTES TO FINANCIAL STATEMENTS (Continued)

	For the years ended December 31,
	2024	2023	2022
Segment Adjusted EBITDA	$492,683	$737,723	$996,974
Other revenues	25,240	28,633	31,159
Cost of other revenues	(45,449)	(37,486)	(27,047)
Depreciation and depletion	(153,982)	(127,356)	(115,279)
Selling, general and administrative	(63,078)	(51,817)	(48,791)
Business interruption	(524)	(8,291)	(23,455)
Idle mine	—	—	(12,137)
Loss on early extinguishment of debt	—	(11,699)	—
Other (expense) income	—	(1,027)	675
Interest income	33,047	40,699	12,438
Interest expense	(4,271)	(17,960)	(31,433)
Income before income taxes	283,666	551,419	783,104
Income tax expense	(33,063)	(72,790)	(141,806)
Net income	$250,603	$478,629	$641,298
Note 21—Subsequent Events
On February 11, 2025, the Board declared a regular quarterly cash dividend of $0.08 per share, which will be paid on March 3, 2025 to stockholders of record as of the close of business on February 24, 2025.