Form 10-Q
period 2025-03-31
WARRIOR MET COAL, INC.
filed 2025-04-30
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of April 28, 2025: 52,559,285

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

•the impacts of inflation and tariffs on our business, including on our costs and our profitability;

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended March 31,
	2025	2024
Revenues:
Sales	$294,933	$497,998
Other revenues	5,010	5,514
Total revenues	299,943	503,512
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	245,735	285,587
Cost of other revenues (exclusive of items shown separately below)	7,873	9,965
Depreciation and depletion	45,277	40,023
Selling, general and administrative	18,442	18,859
Total costs and expenses	317,327	354,434
Operating (loss) income	(17,384)	149,078
Interest expense	(2,107)	(1,121)
Interest income	5,293	8,154
(Loss) income before income tax (benefit) expense	(14,198)	156,111
Income tax (benefit) expense	(6,030)	19,122
Net (loss) income	$(8,168)	$136,989
Basic and diluted net (loss) income per share:
Net (loss) income per share—basic	$(0.16)	$2.63
Net (loss) income per share—diluted	$(0.16)	$2.62
Weighted average number of shares outstanding—basic	52,464	52,163
Weighted average number of shares outstanding—diluted	52,464	52,217
Dividends per share:	$0.08	$0.58
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$454,933	$491,547
Short-term investments	33,105	14,622
Trade accounts receivable	171,460	140,867
Inventories, net	197,645	207,590
Prepaid expenses and other receivables	38,400	32,436
Total current assets	895,543	887,062
Restricted cash	7,660	7,585
Mineral interests, net	70,501	72,245
Property, plant and equipment, net	1,595,347	1,549,470
Deferred income taxes	3,363	3,210
Long-term investments	24,641	44,604
Other long-term assets	26,839	27,340
Total assets	$2,623,894	$2,591,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,250	$40,178
Accrued expenses	71,756	85,369
Asset retirement obligations	13,032	13,032
Short-term financing lease liabilities	12,939	13,208
Other current liabilities	19,375	18,643
Total current liabilities	174,352	170,430
Long-term debt	153,767	153,612
Asset retirement obligations	72,673	72,138
Black lung obligations	34,530	34,467
Long-term financing lease liabilities	5,586	6,217
Deferred income taxes	57,449	63,835
Other long-term liabilities	48,771	—
Total liabilities	547,128	500,699

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of March 31, 2025 and December 31, 2024; 54,781,126 issued and 52,559,285 outstanding as of March 31, 2025; 54,533,374 issued and 52,311,533 outstanding as of December 31, 2024)	548	545
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of March 31, 2025 and December 31, 2024)	(50,576)	(50,576)
Additional paid in capital	288,540	289,808
Retained earnings	1,838,254	1,851,040
Total stockholders’ equity	2,076,766	2,090,817
Total liabilities and stockholders’ equity	$2,623,894	$2,591,516
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(8,168)	$136,989
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and depletion	45,277	40,023
Deferred income tax (benefit) expense	(6,539)	2,909
Stock based compensation expense	8,053	9,152
Amortization of debt issuance costs and debt discount	405	393
Accretion of asset retirement obligations	1,331	1,297
Mark-to-market gain on gas hedges	1,718	—
Changes in operating assets and liabilities:
Trade accounts receivable	(30,593)	(115,175)
Income tax receivable	—	7,833
Inventories, net	7,721	16,162
Prepaid expenses and other receivables	(5,965)	(5,267)
Accounts payable	15,438	5,631
Accrued expenses and other current liabilities	(18,435)	5,046
Other	674	(935)
Net cash provided by operating activities	10,917	104,058
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(68,510)	(99,703)
Deferred mine development costs	(10,837)	(1,987)
Proceeds from sale of short-term investments	1,582	—
Net cash used in investing activities	(77,765)	(101,690)
FINANCING ACTIVITIES
Dividends paid	(5,184)	(30,638)
Proceeds from equipment financing	48,771	—
Principal repayments of finance lease obligations	(3,894)	(4,292)
Payments for taxes related to net share settlement of equity awards	(9,384)	(11,777)
Net cash provided by (used in) financing activities	30,309	(46,707)
Net decrease in cash, cash equivalents and restricted cash	(36,539)	(44,339)
Cash, cash equivalents and restricted cash at beginning of period	499,132	738,197
Cash, cash equivalents and restricted cash at end of period	$462,593	$693,858

Cash and cash equivalents at beginning of period	$491,547	$738,197
Restricted cash at beginning of period	7,585	—
Cash, cash equivalents and restricted cash at beginning of period	$499,132	$738,197

Cash and cash equivalents at end of period	$454,933	$693,858
Restricted cash at end of period	7,660	—
Cash, cash equivalents and restricted cash at end of period	$462,593	$693,858
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended March 31,
	2025	2024

Common Stock
Balance, beginning of period	$545	$542
Issuance of shares	3	3
Balance, end of period	548	545
Preferred Stock
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	289,808	279,332
Stock based compensation expense	8,118	9,179
Tax withholdings on vested equity awards	(9,386)	(11,779)
Balance, end of period	288,540	276,732
Retained Earnings
Balance, beginning of period	1,851,040	1,645,148
Net (loss) income	(8,168)	136,989
Dividends declared	(4,618)	(30,638)
Balance, end of period	1,838,254	1,751,499
Total Stockholders' Equity	$2,076,766	$1,978,200
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
Note 1. Business and Basis of Presentation
Description of the Business
Warrior Met Coal, Inc. (the "Company") is a U.S.-based, environmentally and socially minded supplier to the global steel industry. The Company is dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. The Company is a large-scale, low-cost producer and exporter of premium quality steelmaking coal, also known as hard-coking coal ("HCC"), operating highly efficient longwall operations in its underground mines based in Alabama. The HCC that the Company produces from the Blue Creek coal seam contains very low sulfur and has strong coking properties. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). Operating results for the three months ended March 31, 2025 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements for the year ended December 31, 2024 included in the 2024 Annual Report.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.
Note 2. Summary of Significant Accounting Policies
The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2024 Annual Report.
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
Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include short-term deposits and highly liquid investments that have original maturities of three months or less when purchased and are stated at cost, which approximates fair value. Restricted cash consists of cash that the Company is contractually obligated to maintain in a money market account as collateral for workers' compensation claims. Restricted cash is classified as noncurrent based on the nature of the restriction.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
As of March 31, 2025 and December 31, 2024, short-term investments consisted of $33.1 million and $14.6 million, respectively, in cash and fixed income securities. The short-term investments as of March 31, 2025 and December 31, 2024 consisted of $9.6 million and $9.5 million, respectively, posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016. The Company also had $23.5 million and $5.1 million in fixed income securities with maturities less than twelve months as of March 31, 2025 and December 31, 2024, respectively.
As of March 31, 2025 and December 31, 2024, long-term investments consisted of $24.6 million and $44.6 million in fixed income securities with maturities greater than twelve months, respectively.
Revenue Recognition
    Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes to such customer. For coal shipments to domestic customers via rail, control is typically transferred when the railcar is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. Occasionally, the Company will sell coal stockpiles at the barge loadout or port upon which control, title and risk of loss transfers when stockpiles are segregated. For all steelmaking coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 12.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of March 31, 2025 and December 31, 2024, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	March 31, 2025	December 31, 2024
Coal	$99,820	$118,504
Raw materials, parts, supplies and other, net	97,825	89,086
Total inventories, net	$197,645	$207,590

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
Note 4. Income Taxes
For the three months ended March 31, 2025 and 2024, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three months ended March 31, 2025, the Company had income tax benefit of $6.0 million. For the three months ended March 31, 2024, the Company had income tax expense of $19.1 million.
The $6.0 million income tax benefit for the three months ended March 31, 2025 and the $19.1 million income tax expense for the three months ended March 31, 2024, includes a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-derived intangible income.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	March 31, 2025	December 31, 2024	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	156,517	156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(2,750)	(2,905)
Total debt	153,767	153,612
Less: current debt	—	—
Total long-term debt	$153,767	$153,612
(1) Borrowings under the ABL Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") ranging from 1.5% to 2.0%, plus a credit adjustment spread, ranging currently from 0.11448% to 0.42826%, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging from 0.5% to 1.0%.
Senior Secured Notes
On December 6, 2021, the Company issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.3% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. The Company used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of the Company’s outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption. Since inception, the Company has paid down principal totaling $193.5 million on the Notes. The Notes will mature on December 1, 2028.
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
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
contained in the indenture governing the Notes (the "Indenture"). The Second Amended and Restated Credit Agreement also allows the Company to borrow up to $116.0 million through November 2026, subject to availability under the borrowing base and other conditions.
As of March 31, 2025, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2025, the Company had $113.5 million of availability under the ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time).
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
Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2025	December 31, 2024
Finance lease right-of-use assets, net(1)	$53,972	$56,702
Finance lease liabilities
Current	12,939	13,208
Noncurrent	5,586	6,217
Total finance lease liabilities	$18,525	$19,425

Weighted average remaining lease term - finance leases (in months)	16.4	17.9
Weighted average discount rate - finance leases(2)	7.23%	7.25%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $56.0 million and $50.3 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of March 31, 2025 and the Balance Sheets as of December 31, 2024, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Operating lease cost(1):	$6,446	$12,606
Finance lease cost:
Amortization of leased assets	5,724	5,758
Interest on lease liabilities	1,309	351
Net lease cost	$13,479	$18,715
(1) Includes leases that are for periods of 12 months or less.
Maturities of lease liabilities for the Company's finance leases as of March 31, 2025 were as follows (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)

Finance Leases(1)
2025	$13,318
2026	4,479
2027	1,667
Thereafter	—
Total	19,464
Less: amount representing interest	(939)
Present value of lease liabilities	$18,525
(1) Finance lease payments include $4.2 million of future payments required under signed lease agreements that have not yet commenced.
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the three months ended March 31,
	2025	2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$1,309	$351
Financing cash flows from finance leases	$3,894	$4,292
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$2,994	$3,138

Note 7. Net (Loss) Income per Share
Basic and diluted net (loss) income per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2025	2024
Numerator:
Net (loss) income	(8,168)	136,989
Denominator:
Weighted-average shares used to compute net (loss) income per share—basic	52,464	52,163
Dilutive restrictive stock awards	—	54
Weighted-average shares used to compute net (loss) income per share—diluted	52,464	52,217
Net (loss) income per share—basic	$(0.16)	$2.63
Net (loss) income per share—diluted	$(0.16)	$2.62
Note 8. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2025 and December 31, 2024, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2025 and December 31, 2024, there were no items accrued for miscellaneous litigation.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2025 and December 31, 2024, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $22.3 million and $42.9 million for the three months ended March 31, 2025 and 2024, respectively.
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

As of March 31, 2025 and December 31, 2024, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date

$0.08	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	Special	February 9, 2024	March 1, 2024	March 7, 2024
$0.08	Quarterly	April 25, 2024	May 6, 2024	May 13, 2024
$0.08	Quarterly	July 26, 2024	August 6, 2024	August 13, 2024
$0.08	Quarterly	October 25, 2024	November 5, 2024	November 12, 2024
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025
$0.08	Quarterly	April 23, 2025	May 5, 2025	May 12, 2025
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 10. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2025 and December 31, 2024, the Company had 4,500,000 and 5,500,000 metric million British thermal unit gas contracts outstanding, respectively.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company had unrealized losses and realized losses of $1.7 million and $0.5 million, respectively, for the three months ended March 31, 2025. The Company had no such gains or losses for the three months ended March 31, 2024. The Company records all derivative instruments at fair value and had liabilities recorded of $3.6 million and $1.8 million as of March 31, 2025 and December 31, 2024, respectively.
Note 11. Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of March 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$3,553	$—	$3,553

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$1,835	$—	$1,835
During the three months ended March 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three months ended March 31, 2025.
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
Debt — The Company's outstanding debt is carried at cost. As of March 31, 2025 and December 31, 2024, there were no borrowings outstanding under the ABL Facility, with $113.5 million available, net of outstanding letters of credit of $2.5 million. The estimated fair value of the Notes as of March 31, 2025 was approximately $159.8 million based upon observable market data (Level 2).
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
The Company has determined that the two operating segments are similar in both quantitative and qualitative characteristics and thus, the two operating segments have been aggregated into one reportable segment identified as Mining. The Company has determined that its natural gas and royalty businesses and the Blue Creek mine development did not meet the criteria in ASC 280 to be considered as operating or reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest income (expense), and income tax expense by segment.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2025	2024
Revenues
Mining	$294,933	$497,998
All other	5,010	5,514
Total revenues	$299,943	$503,512

Segment profit
Revenue	$294,933	$497,998
Cash cost of sales (exclusive of depreciation and depletion)(1)	244,028	284,172
Other segment items(2)	1,707	1,415
Segment profit	$49,198	$212,411

Transportation and royalties
Mining	$82,124	$112,385
All other	493	701
Total transportation and royalties	$82,617	$113,086

Depreciation and depletion
Mining	$42,991	$38,013
All other	2,286	2,010
Total depreciation and depletion	$45,277	$40,023

Assets
Mining	$1,313,156	$1,871,877
All other	1,310,738	606,714
Total assets	$2,623,894	$2,478,591

Capital expenditures
Mining	$12,148	$31,019
All other	56,362	68,684
Total capital expenditures	$68,510	$99,703
(1) The significant expense category and amounts align with the segment-level information that is regularly reviewed by the CODM, inclusive of transportation and royalties and exclusive of depreciation and depletion.
(2) Other segment items include non-cash charges to cost of sales (exclusive of depreciation and depletion) of asset retirement obligation accretion and valuation adjustments and stock compensation expense.
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net (loss) income adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; interest income, net; income tax (benefit) expense and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net (loss) income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
THREE MONTHS ENDED MARCH 31, 2025 (UNAUDITED)

	For the three months ended March 31,
	2025	2024
Segment Adjusted EBITDA	$49,198	$212,411
Other revenues	5,010	5,514
Cost of other revenues	(7,873)	(9,965)
Depreciation and depletion	(45,277)	(40,023)
Selling, general and administrative	(18,442)	(18,859)
Interest income, net	3,186	7,033
Income tax benefit (expense)	6,030	(19,122)
Net (loss) income	$(8,168)	$136,989

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2025 and March 31, 2024. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
Overview
We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality steelmaking coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. We also are developing our world-class Blue Creek mine based in Alabama.
As of December 31, 2024, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 82.4 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 69.0 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves, which total 108.7 million metric tons. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australia Index Price (the "S&P Platts Index"). Our Mine No. 4 steelmaking coal is a High Volatility A ("HVA") quality that typically trades at a larger discount to the price of coal from Mine No. 7. We now primarily target the East Coast High Vol A indices price for our Mine No. 4 coal. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and Low Vol to High Vol. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
On February 21, 2025, we provided an update on the Blue Creek project. Due to the implementation of innovative technologies and best practices we increased nameplate capacity of the Blue Creek mine 25% to 5.4 million metric tons from the original production plan of 4.4 million metric tons. The additional capacity increases our overall nameplate capacity by 75%, from 7.3 million metric tons per year to 12.7 million metric tons per year. We also have the ability to increase the nameplate capacity 83% or 0.6 million metric tons to 6.0 million metric tons per year by adding an additional continuous miner unit. If current weak market conditions continue into next year, we will plan to initially operate Blue Creek at 4.4 million metric tons until the additional tons are warranted, as determined by supply and demand dynamics in the market. We expect the addition of Blue Creek to enhance our already advantageous position on the global cost curve, improve our profitability and cash flow generation, and cement our position as a leading pure play steelmaking coal producer.
In the first quarter of 2025, we continued to make excellent progress towards completing the Blue Creek project. We have invested approximately $771.8 million in the Blue Creek project to date, including $55.3 million in the first quarter of 2025. We expect to spend $225 to $250 million in 2025 on the continued development of Blue Creek. The baseline total project cost ranges from $995 million to $1.075 billion.
The project remains on schedule with the longwall scheduled to start up no later than second quarter of 2026. We expect to ramp up production through the development of the project. Specifically, we expect to produce approximately 900 thousand metric tons in 2025, approximately 2.7 million metric tons in 2026 and approximately 4.4 million metric tons in 2027. We do not expect the tons produced in 2024 and 2025 of approximately 1.1 million metric tons to be sold until the second half of 2025 when the preparation plant comes online.
Recent Developments
During the first quarter of 2025, high-quality steelmaking coal prices fell significantly driven by seasonal demand weakness and ample spot supply. As of April 11, 2024, the Platts Index price for premium LV coal was $182.00 per metric ton. Per the Wood Mackenzie global metallurgical coal short-term outlook released in March 2025, premium LV coal is expected to remain rangebound between $174.00 and $209.00 per metric ton for the remainder of the year. This expectation is in large part driven by increased steel demand in India, Europe and Southeast Asia, seasonal supply constraints, and anti-dumping measures on imports of Chinese steel, combined with the fact that the premium LV coal price cuts into the cost curve.
On April 2, 2025, the United States government announced a broad range of tariffs on foreign goods imported into the U.S., with certain nations and regions responding with retaliatory tariffs on U.S. goods. On April 9, 2025, the U.S. government announced, among other things, that it was modifying the previously announced tariffs and implemented a three-month pause on all "reciprocal" tariffs, with the exception of China. While the impact of these tariffs on steelmaking coal prices are not currently known, any new tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for steelmaking coal, disruptions in our supply chain, material changes in the pricing of steelmaking coal, limits on trade with the U.S. or other potentially adverse economic outcomes. It is too early to quantify the impact of the tariffs on the Company's financial statements. We continue to analyze the impact of tariffs on our business and actions we can take to minimize their impact.
On April 8, 2025, President Trump issued three Presidential Actions (the "Orders") with the aim to boost the U.S. coal industry. Included in one of these Orders was the request that the Secretary of Energy review whether coal used in the production of steel meets the definition of a "critical mineral" under The Energy Act of 2020, and, if so, take steps to place it on the Department of Energy Critical Materials list. This designation could benefit domestic steelmaking coal producers. One potential benefit, among others, is that 10% of production costs could become available as a Section 45X tax credit under the Inflation Reduction Act administered by the Treasury Department.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.

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

	For the three months ended March 31,
(in thousands)	2025	2024

Segment Adjusted EBITDA	$49,198	$212,411
Metric tons sold	1,970	1,931
Metric tons produced	2,045	1,861
Average net selling price per metric ton	$149.71	$257.90
Cash cost of sales per metric ton	$123.87	$147.16
Cost of production %	66%	61%
Transportation and royalties %	34%	39%
Adjusted EBITDA	$39,488	$200,197
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net (loss) income adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; business interruption expenses; interest income, net; income tax (benefit) expense and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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
Sales Volumes and Average Net Selling Price
We evaluate our operations based on the volume of coal we can safely produce and sell in compliance with regulatory standards, and the prices we receive for our steelmaking coal. Our sales volume and sales prices are largely dependent upon the terms of our annual steelmaking coal sales contracts, for which prices generally are set on daily index averages on a quarterly basis. The volume of steelmaking coal we sell is also a function of the pricing environment in the international steelmaking coal markets and the amounts of LV and HVA coal that we sell. We evaluate the price we receive for our steelmaking coal based on our average net selling price per metric ton.

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

	For the three months ended March 31,
(in thousands)	2025	2024

Cost of sales (exclusive of depreciation and depletion)	$245,735	$285,587
Asset retirement obligation accretion	(965)	(702)
Stock compensation expense	(742)	(713)
Cash cost of sales	$244,028	$284,172
Adjusted EBITDA
We define Adjusted EBITDA as net (loss) income before interest income, net, income tax (benefit) expense, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market loss on gas hedges and business interruption expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended March 31,
(in thousands)	2025	2024
Net (loss) income	$(8,168)	$136,989
Interest income, net	(3,185)	(7,033)
Income tax (benefit) expense	(6,030)	19,122
Depreciation and depletion	45,277	40,023
Asset retirement obligation accretion (1)	1,331	1,297
Stock compensation expense (2)	8,053	9,147
Other non-cash accretion (3)	494	451
Mark-to-market loss on gas hedges (4)	1,718	—
Business interruption (5)	(2)	201
Adjusted EBITDA	$39,488	$200,197
(1)Represents non-cash accretion expense associated with our asset retirement obligations.
(2)Represents non-cash stock compensation expense associated with equity awards.
(3)Represents non-cash accretion expense associated with our black lung obligations.
(4)Represents mark-to-market loss recognized on gas hedges.
(5)Represents business interruption expenses associated with the labor strike.

Results of Operations
Three Months Ended March 31, 2025 and 2024
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended March 31,
($ in thousands)	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$294,933	98.3%	$497,998	98.9%
Other revenues	5,010	1.7%	5,514	1.1%
Total revenues	299,943	100.0%	503,512	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	245,735	81.9%	285,587	56.7%
Cost of other revenues (exclusive of items shown separately below)	7,873	2.6%	9,965	2.0%
Depreciation and depletion	45,277	15.1%	40,023	7.9%
Selling, general and administrative	18,442	6.1%	18,859	3.7%
Total costs and expenses	317,327	105.8%	354,434	70.4%
Operating (loss) income	(17,384)	(5.8)%	149,078	29.6%
Interest expense	(2,107)	(0.7)%	(1,121)	(0.2)%
Interest income	5,293	1.8%	8,154	1.6%
(Loss) income before income tax (benefit) expense	(14,198)	(4.7)%	156,111	31.0%
Income tax (benefit) expense	(6,030)	(2.0)%	19,122	3.8%
Net (loss) income	$(8,168)	(2.7)%	$136,989	27.2%
Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended March 31,
	2025	2024
Met Coal (metric tons in thousands)
Metric tons sold	1,970	1,931
Metric tons produced	2,045	1,861
Average net selling price per metric ton	$149.71	$257.90
Cash cost of sales per metric ton	$123.87	$147.16
We produced 2.0 million metric tons of steelmaking coal for the three months ended March 31, 2025 compared to 1.9 million metric tons for the three months ended March 31, 2024, representing a 9.9% increase. The increased production was driven by 228 thousand metric tons produced by three continuous miner units at the Blue Creek mine developing the initial longwall panel.
Sales for the three months ended March 31, 2025 were $294.9 million compared to $498.0 million for the three months ended March 31, 2024. The $203.1 million decrease in sales was primarily driven by a $213.1 million decrease in sales related to a $108.19 per metric ton decrease in the average net selling price per metric ton of our steelmaking coal offset partially by a $10.1 million increase in sales due to a 2.0% increase in steelmaking coal sales volume. The average net selling price of our steelmaking coal decreased $108.19 from $257.90 per metric ton in the first quarter of 2024 to $149.71 per metric ton in the first quarter of 2025.
For the three months ended March 31, 2025, our geographic customer mix was 37% in Europe, 43% in Asia, and 20% in South America. For the three months ended March 31, 2024, our geographic customer mix was 47% in Asia, 37% in Europe and 16% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the three months ended March 31, 2025 were $5.0 million compared to $5.5 million for the three months ended March 31, 2024. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land and earned royalty revenue. The $0.5 million decrease in other revenues is primarily driven by losses on mark-to-market gas hedges of $2.2 million and a decrease in natural gas sales volumes of 4% offset partially by an increase in the Southern Louisiana natural gas price average per Million British Thermal Unit ("MMBtu") of 64% for the three months ended March 31, 2025 as compared to the prior year comparable period.
Cost of sales was $245.7 million, or 81.9% of total revenues, for the three months ended March 31, 2025, compared to $285.6 million, or 56.7% of total revenues for the three months ended March 31, 2024. The $39.9 million decrease is primarily driven by a $45.9 million decrease due to a $23.29 per metric ton decrease in cash cost of sales per metric ton due to a lower average net selling prices of steelmaking coal and its impact on our labor, transportation and royalty costs. The decrease in costs of sales is offset partially by a 39.0 thousand metric ton increase in steelmaking coal sales volume. For the three months ended March 31, 2025, cost of production represented 64% of cost of sales and transportation and royalties accounted for approximately 36% compared to cost of production of 61% and transportation and royalties of 39% for the three months ended March 31, 2024.
Cost of other revenues was $7.9 million or 2.6% of total revenues, for the three months ended March 31, 2025, compared to $10.0 million, or 2.0% of total revenues for three months ended March 31, 2024. The decrease is primarily driven by the reduction of compression costs in operations and a 4% decrease in sales volumes.
Depreciation and depletion expenses were $45.3 million, or 15.1% of total revenues, for the three months ended March 31, 2025, compared to $40.0 million, or 7.9% of total revenues for the three months ended March 31, 2024. The $5.3 million increase in depreciation and depletion is primarily driven by an increase in additional assets placed into service combined with a 2.0% increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $18.4 million, or 6.1% of total revenues, for the three months ended March 31, 2025, compared to $18.9 million, or 3.7% of total revenues, for the three months ended March 31, 2024. The $0.4 million decrease in selling, general and administrative expenses for the period is due to a decrease in stock compensation expense.
Interest expense was $2.1 million, or 0.7% of total revenues, for the three months ended March 31, 2025, compared to interest expense of $1.1 million, or 0.2% of total revenues, for the three months ended March 31, 2024. The $1.0 million increase is due an increase in leased equipment.
Interest income was $5.3 million, or 1.8% of total revenues for the three months ended March 31, 2025, compared to $8.2 million, or 1.6% of total revenues for the three months ended March 31, 2024. The $2.9 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.
For the three months ended March 31, 2025, we recognized income tax benefit of $6.0 million compared to income tax expense of $19.1 million for the three months ended March 31, 2024. The income tax benefit for the three months ended March 31, 2025 is driven by a pre-tax loss. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax loss at the end of the interim reporting period. The $6.0 million income tax benefit for the three months ended March 31, 2025, includes a benefit related to depletion, Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") and Section 45l Deduction: Marginal Well Credit. The Tax Cuts and Jobs Act ("TCJA") was enacted on December 22, 2017 and enacted IRC Section 250 Deduction: FDII, which provides for, among other things, a deduction of 37.5% with respect to foreign-derived intangible income, which reduces the statutory tax rate from 21% to 13.125%. Beginning in 2026, the deduction is reduced from 37.5% to 21.875% of foreign-derived intangible income. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.
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
Our total liquidity as of March 31, 2025 was $616.6 million, consisting of cash and cash equivalents of $454.9 million, short-term investments of $23.5 million, net of $9.6 million posted as collateral, long-term investments of $24.6 million and $113.5 million available under our ABL Facility. As of March 31, 2025, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility.
We may, at any time and from time to time, seek to retire or purchase Notes in open-market purchases, privately negotiated transactions or otherwise. Such repurchases or exchanges, if any, will be upon such terms and at such prices as we may determine, and will depend on prevailing market conditions, our liquidity requirements, contractual restrictions, if any, and other factors.
We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, we were insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. From June 1, 2018 through May 31, 2020 and June 1, 2020 to May 31, 2024, we had a deductible policy under which we were responsible for the first $0.5 million and $1.0 million, respectively, for each black lung claim from any of our employees. Beginning on June 1, 2024, we have a deductible policy where we are responsible for the first $2.0 million for each black lung related claim from any of our employees.
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.6 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $1.2 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules require, among other requirements, self-insured operators to apply for self-insurance authorization and all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On February 20, 2025, we received another letter from the DOL notifying us that we did not need to provide any of the information requested under the published final rule and the DOL will provide us with additional guidance in the future after consultation with the new DOL leadership.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2025, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $47.0 million, $18.6 million as collateral for self-insured black lung related claims and $4.7 million for miscellaneous purposes.
We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs, including the development of Blue Creek, for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the current weakness in steelmaking coal prices and the uncertain economic impacts of new and existing tariffs on our business.

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
Refer to the respective notes to our audited financial statements for the year ended December 31, 2024 included in our 2024 Annual Report for further information about our credit facilities and long-term debt (Note 13), commitments and contingencies (Note 15), asset retirement obligations (Note 8), black lung obligations (Note 10), lease payment obligations (Note 14), stock repurchase programs (Note 16) and derivative instruments (Note 17).
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
Statements of Cash Flows
Cash balances were $454.9 million and $491.5 million at March 31, 2025 and December 31, 2024, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2025	2024
Net cash provided by operating activities	$10,917	$104,058
Net cash used in investing activities	(77,765)	(101,690)
Net cash provided by (used in) financing activities	30,309	(46,707)
Net decrease in cash, cash equivalents and restricted cash	$(36,539)	$(44,339)
Operating Activities
Net cash flows from operating activities consist of net (loss) income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax (benefit) expense, stock-based compensation expense, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations, mark-to-market adjustments on gas hedges and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers, production and sale of coal inventory and disbursements to our vendors is the primary driver of changes in our working capital.
Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2025, and was primarily attributed to a net loss of $8.2 million adjusted for depreciation and depletion expense of $45.3 million, stock based compensation expense of $8.1 million, deferred income tax benefit of $6.5 million, mark-to-market loss on gas hedges of $1.7 million, accretion of asset retirement obligations of $1.3 million, amortization of debt issuance costs and debt discount of $0.4 million, and an increase in our net working capital of $31.8 million since December 31, 2024. The increase in our working capital was primarily driven by increases in accounts receivable due to higher sales volumes and the timing of sales, lower accrued expenses and higher accounts payable.
Net cash provided by operating activities was $104.1 million for the three months ended March 31, 2024, and was primarily attributed to net income of $137.0 million adjusted for depreciation and depletion expense of $40.0 million, deferred income tax expense of $2.9 million, stock based compensation expense of $9.2 million, accretion of asset retirement obligations of $1.3 million, amortization of debt issuance costs and debt discount of $0.4 million, and an increase in our net working capital of $85.8 million since December 31, 2023. The increase in our working capital was primarily driven by an increases in accounts receivable due to higher sales volumes and the timing of sales partially offset by the draw down of inventories.

Investing Activities
Net cash used in investing activities was $77.8 million and $101.7 million for the three months ended March 31, 2025 and 2024, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by proceeds from the sale of short term investments of $1.6 million. Capital expenditures for the development of Blue Creek were $55.3 million and $68.5 million for three months ended March 31, 2025 and 2024, respectively.
Financing Activities
Net cash provided in financing activities was $30.3 million for the three months ended March 31, 2025, primarily due to the receipt of proceeds on equipment financing for leases yet to commence of $48.8 million offset partially by payments for taxes related to net share settlement of equity awards of $9.4 million, payment of regular quarterly dividends of $5.2 million and principal repayments of finance lease obligations of $3.9 million. Net cash used in financing activities was $46.7 million for the three months ended March 31, 2024, primarily due to the payment of regular quarterly and special dividends of $30.6 million, payments for taxes related to net share settlement of equity awards of $11.8 million and principal repayments of finance lease obligations of $4.3 million.
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
During the three months ended March 31, 2025, we have paid $5.2 million of regular quarterly dividends under the Capital Allocation Policy.
Regular Quarterly Dividend
On February 9, 2024, our Board approved an increase in the regular quarterly cash dividend by 14% and declared a regular quarterly cash dividend of $0.08 per share, which was paid February 26, 2024, to stockholders of record as of the close of business on February 20, 2024.
On February 11, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid March 3, 2025, to stockholders of record as of the close of business on February 24, 2025.
On April 23, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which we plan to distribute on May 12, 2025, to stockholders of record as of the close of business on May 5, 2025.
Special Dividend
On February 9, 2024, our Board declared a special cash dividend of $0.50 per share, which was paid on March 7, 2024 to stockholders of record as of the close of business on March 1, 2024.

ABL Facility
The ABL Facility will mature on December 6, 2026. As of March 31, 2025, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At March 31, 2025, we had $113.5 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of March 31, 2025, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of March 31, 2025.
Senior Secured Notes
On December 6, 2021, we issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.3% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. We used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of our outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption. Since inception, the Company has paid down principal totaling $193.5 million on the Notes. Interest on the Notes will be payable on June 1 and December 1 of each year, commencing on June 1, 2022. The Notes will mature on December 1, 2028.
Capital Expenditures
Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. The cost of our capital expenditures are also impacted by inflation and tariffs and any prolonged inflation and/or tariffs could result in higher costs and decreased margins and earnings. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.
To fund our capital expenditures, we may be required to use cash from our operations, incur debt or sell equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our current or future debt agreements, as well as by general economic conditions and uncertainties, that are beyond our control.
Our capital expenditures were $68.5 million and $99.7 million for the three months ended March 31, 2025 and March 31, 2024, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the three months ended March 31, 2025 were $55.3 million and $771.8 million has been spent on this project to date. Our deferred mine development costs were $10.8 million and $2.0 million for the three months ended March 31, 2025 and March 31, 2024, respectively, and relate to the development of Blue Creek.
Our capital spending, excluding the impact of tariffs, is expected to range from $315.0 million to $350.0 million for the full year 2025, consisting of sustaining capital expenditures of approximately $90.0 to $100.0 million, including regulatory gas requirements and final 4 North bunker construction, and discretionary capital expenditures of approximately $225.0 to $250.0 million for the development of Blue Creek. Our sustaining capital expenditures include expenditures related to longwall operations, continuous miners, new ventilation, and bleeder shafts. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of steelmaking coal taking into consideration the funding available to maintain our operations at optimal production levels.
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
As of March 31, 2025, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2025, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $47.0 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $4.7 million.
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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of

our derivative instruments were entered into for hedging purposes rather than speculative trading. As of March 31, 2025, the Company had 4,500,000 metric million British thermal unit gas swap contracts outstanding.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2025 and December 31, 2024, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2025, assuming we had $113.5 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.1 million.
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
Tariff Risks
We are exposed to the impact of tariffs. New and existing tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behavior for steelmaking coal, disruptions in our supply chain, material changes in the pricing of steelmaking coal, limits on trade with the United States or other potentially adverse economic outcomes. It is too early to quantify the impact of the tariffs on the Company's financial statements. We continue to analyze the impact of tariffs on our business and actions we can take to minimize their impact.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2025. Based on the evaluation of our disclosure controls and procedures as of March 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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
Item 1A. Risk Factors.
There have been no material changes to the risk factors disclosed in “Risk Factors” in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our 2024 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2024 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also become material and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended March 31, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
January 1, 2025 - January 31, 2025
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
February 1, 2025 - February 28, 2025
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	177,023	$52.97	—
March 1, 2025 - March 31, 2025
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	177,023		—
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended March 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

WARRIOR MET COAL, INC.

Date: April 30, 2025	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)