Form 10-Q
period 2025-06-30
WARRIOR MET COAL, INC.
filed 2025-08-06
CIK 1691303

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒
Number of shares of common stock outstanding as of August 4, 2025: 52,569,346

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF OPERATIONS
(in thousands, except per-share amounts)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues:
Sales	$288,491	$390,424	$583,424	$888,423
Other revenues	9,032	6,099	14,042	11,613
Total revenues	297,523	396,524	597,466	900,036
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	226,412	261,305	472,147	546,892
Cost of other revenues (exclusive of items shown separately below)	8,210	10,673	16,083	20,638
Depreciation and depletion	43,255	38,150	88,532	78,173
Selling, general and administrative	11,923	15,492	30,365	34,352
Total costs and expenses	289,800	325,620	607,127	680,055
Operating income (loss)	7,723	70,904	(9,661)	219,982
Interest expense	(2,890)	(915)	(4,997)	(2,036)
Interest income	5,083	9,241	10,376	17,395
Income (loss) before income tax expense (benefit)	9,916	79,230	(4,282)	235,341
Income tax expense (benefit)	4,310	8,519	(1,720)	27,641
Net income (loss)	$5,606	$70,711	$(2,562)	$207,700
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$0.11	$1.35	$(0.05)	$3.98
Net income (loss) per share—diluted	$0.11	$1.35	$(0.05)	$3.97
Weighted average number of shares outstanding—basic	52,588	52,321	52,526	52,242
Weighted average number of shares outstanding—diluted	52,616	52,378	52,526	52,293
Dividends per share:	$0.08	$0.08	$0.16	$0.66
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED BALANCE SHEETS
(in thousands, except share and per-share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$383,251	$491,547
Short-term investments	47,839	14,622
Trade accounts receivable	167,465	140,867
Inventories, net	214,915	207,590
Prepaid expenses and other receivables	39,275	32,436
Total current assets	852,745	887,062
Restricted cash	7,737	7,585
Mineral interests, net	68,868	72,245
Property, plant and equipment, net	1,675,295	1,549,470
Deferred income taxes	3,262	3,210
Long-term investments	10,090	44,604
Other long-term assets	27,405	27,340
Total assets	$2,645,402	$2,591,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$62,126	$40,178
Accrued expenses	74,107	85,369
Asset retirement obligations	13,032	13,032
Short-term financing lease liabilities	24,885	13,208
Other current liabilities	11,477	18,643
Total current liabilities	185,627	170,430
Long-term debt	153,925	153,612
Asset retirement obligations	73,504	72,138
Black lung obligations	34,624	34,467
Long-term financing lease liabilities	56,895	6,217
Deferred income taxes	60,542	63,835
Total liabilities	565,117	500,699

Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of June 30, 2025 and December 31, 2024; 54,791,187 issued and 52,569,346 outstanding as of June 30, 2025; 54,533,374 issued and 52,311,533 outstanding as of December 31, 2024)	548	545
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of June 30, 2025 and December 31, 2024)	(50,576)	(50,576)
Additional paid in capital	290,677	289,808
Retained earnings	1,839,636	1,851,040
Total stockholders’ equity	2,080,285	2,090,817
Total liabilities and stockholders’ equity	$2,645,402	$2,591,516
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the six months ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net (loss) income	$(2,562)	$207,700
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and depletion	88,532	78,173
Deferred income tax (benefit) expense	(3,345)	6,778
Stock based compensation expense	10,098	14,187
Amortization of debt issuance costs and debt discount	814	789
Accretion of asset retirement obligations	2,662	2,595
Mark-to-market loss on gas hedges	415	—
Changes in operating assets and liabilities:
Trade accounts receivable	(26,598)	(84,485)
Income tax receivable	—	7,833
Inventories, net	(7,531)	7,918
Prepaid expenses and other receivables	(7,304)	(2,923)
Accounts payable	19,635	24,473
Accrued expenses and other current liabilities	(23,550)	(9,892)
Other	(2,803)	(2,112)
Net cash provided by operating activities	48,463	251,033
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(143,476)	(210,664)
Deferred mine development costs	(30,122)	(12,645)
Proceeds from investments	1,501	—
Net cash used in investing activities	(172,097)	(223,309)
FINANCING ACTIVITIES
Dividends paid	(9,410)	(36,232)
Proceeds from equipment financing	48,771	—
Principal repayments of finance lease obligations	(14,487)	(8,889)
Payments for taxes related to net share settlement of equity awards	(9,384)	(11,777)
Net cash provided by (used in) financing activities	15,490	(56,898)
Net decrease in cash, cash equivalents and restricted cash	(108,144)	(29,174)
Cash, cash equivalents and restricted cash at beginning of period	499,132	738,197
Cash, cash equivalents and restricted cash at end of period	$390,988	$709,023

Cash and cash equivalents at beginning of period	$491,547	$738,197
Restricted cash at beginning of period	7,585	—
Cash, cash equivalents and restricted cash at beginning of period	$499,132	$738,197

Cash and cash equivalents at end of period	$383,251	$709,023
Restricted cash at end of period	7,737	—
Cash, cash equivalents and restricted cash at end of period	$390,988	$709,023
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(in thousands)
(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024

Common Stock
Balance, beginning of period	$548	$545	$545	$542
Issuance of shares	—	—	3	3
Balance, end of period	548	545	548	545
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	288,540	276,731	289,808	279,332
Stock based compensation expense	2,137	5,069	10,255	14,248
Tax withholdings on vested equity awards	—	—	(9,386)	(11,780)
Balance, end of period	290,677	281,801	290,677	281,801
Retained Earnings
Balance, beginning of period	1,838,254	1,751,500	1,851,040	1,645,148
Net income (loss)	5,606	70,711	(2,562)	207,700
Dividends declared	(4,224)	(5,594)	(8,842)	(36,232)
Balance, end of period	1,839,636	1,816,617	1,839,636	1,816,617
Total Stockholders' Equity	$2,080,285	$2,048,387	$2,080,285	$2,048,387
The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
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
Basis of Presentation
The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). Operating results for the three and six months ended June 30, 2025 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements for the year ended December 31, 2024 included in the 2024 Annual Report.
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

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
As of June 30, 2025 and December 31, 2024, short-term investments consisted of $47.8 million and $14.6 million, respectively, in cash and fixed income securities. The short-term investments as of June 30, 2025 and December 31, 2024 consisted of $9.7 million and $9.5 million, respectively, posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016. The Company also had $38.1 million and $5.1 million in fixed income securities with maturities less than twelve months as of June 30, 2025 and December 31, 2024, respectively.
As of June 30, 2025 and December 31, 2024, long-term investments consisted of $10.1 million and $44.6 million in fixed income securities with maturities greater than twelve months, respectively.
Revenue Recognition
    Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes to such customer. For coal shipments to domestic customers via rail or truck, control is typically transferred when the railcar or truck is loaded. For coal shipments to international customers via ocean vessel, control is transferred when the vessel is loaded at the Port of Mobile in Alabama. Occasionally, the Company will sell coal stockpiles at the barge loadout or port upon which control, title and risk of loss transfers when stockpiles are segregated. For all steelmaking coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 12.
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
In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of June 30, 2025 and December 31, 2024, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Note 3. Inventories, net
Inventories, net are summarized as follows (in thousands):

	June 30, 2025	December 31, 2024
Coal	$105,972	$118,504
Raw materials, parts, supplies and other, net	108,943	89,086
Total inventories, net	$214,915	$207,590

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
Note 4. Income Taxes
For the three and six months ended June 30, 2025 and 2024, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and six months ended June 30, 2025, the Company had income tax expense of $4.3 million and income tax benefit of $1.7 million, respectively. For the three and six months ended June 30, 2024, the Company had income tax expense of $8.5 million and $27.6 million, respectively. These periods include a benefit related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII").
On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes include, among other things, an update to IRC Section 250 Deduction: FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified metallurgical coal as a critical mineral eligible for the advanced manufacturing production tax credit under Section 45X (the "45X Credit") of the Internal Revenue Code. The 45X Credit for metallurgical coal provides for a credit of 2.5% of eligible production costs through 2029. We are currently assessing its impact on our consolidated financial statements.
Note 5. Debt
The Company's debt consisted of the following (in thousands):

	June 30, 2025	December 31, 2024	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	December 2026
Debt discount	(2,592)	(2,905)
Total debt	153,925	153,612
Less: current debt	—	—
Total long-term debt	$153,925	$153,612
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
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
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
As of June 30, 2025, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. As of June 30, 2025, the Company had $113.5 million of availability under the ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time).
Note 6. Leases
The Company enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has certain finance leases for mining equipment that expire over various contractual periods. These leases have remaining lease terms of one to ten years and include an option to renew. Amortization expense for finance leases is included in depreciation and depletion expense.
Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2025	December 31, 2024
Finance lease right-of-use assets, net(1)	$128,787	$56,702
Finance lease liabilities
Current	24,885	13,208
Noncurrent	56,895	6,217
Total finance lease liabilities	$81,780	$19,425

Weighted average remaining lease term - finance leases (in months)	76.9	17.9
Weighted average discount rate - finance leases(2)	7.24%	7.25%
(1) Finance lease right-of-use assets are recorded net of accumulated amortization of $59.2 million and $50.3 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of June 30, 2025 and the Balance Sheets as of December 31, 2024, respectively.
(2) When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.
The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Operating lease cost(1):	$6,233	$8,206	$12,679	$20,812
Finance lease cost:
Amortization of leased assets	5,733	5,775	11,457	11,533
Interest on lease liabilities	1,858	2,322	3,167	2,673
Net lease cost	$13,824	$16,303	$27,303	$35,018
(1) Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
Maturities of lease liabilities for the Company's finance leases as of June 30, 2025 were as follows (in thousands):

Finance Leases(1)
2025	$16,704
2026	25,831
2027	19,285
2028	17,617
2029	8,135
Thereafter	8,165
Total	95,737
Less: amount representing interest	(13,957)
Present value of lease liabilities	$81,780
(1) Finance lease payments include $3.1 million of future payments required under signed lease agreements that have not yet commenced.
Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the six months ended June 30,
	2025	2024
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,167	$2,673
Financing cash flows from finance leases	$(34,284)	$8,889
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$73,309	$6,282

Note 7. Net Income (Loss) per Share
Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Numerator:
Net income (loss)	$5,606	$70,711	$(2,562)	$207,700
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	52,588	52,321	52,526	52,242
Dilutive restrictive stock awards	28	57	—	51
Weighted-average shares used to compute net income (loss) per share—diluted	52,616	52,378	52,526	52,293
Net income (loss) per share—basic	$0.11	$1.35	$(0.05)	$3.98
Net income (loss) per share—diluted	$0.11	$1.35	$(0.05)	$3.97

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
Note 8. Commitments and Contingencies
Environmental Matters
The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.
The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2025 and December 31, 2024, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.
Miscellaneous Litigation
From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2025 and December 31, 2024, there were no items accrued for miscellaneous litigation.
Other Commitments and Contingencies
The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2025 and December 31, 2024, the Company had no liability recorded for minimum throughput requirements.
Royalty Obligations
A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $18.9 million and $41.2 million and $33.2 million and $76.1 million for the three and six months ended June 30, 2025 and 2024, respectively.
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
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
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

As of June 30, 2025 and December 31, 2024, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.
Dividends
The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date

$0.08	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	Special	February 9, 2024	March 1, 2024	March 7, 2024
$0.08	Quarterly	April 25, 2024	May 6, 2024	May 13, 2024
$0.08	Quarterly	July 26, 2024	August 6, 2024	August 13, 2024
$0.08	Quarterly	October 25, 2024	November 5, 2024	November 12, 2024
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025
$0.08	Quarterly	April 23, 2025	May 5, 2025	May 12, 2025
$0.08	Quarterly	July 29, 2025	August 8, 2025	August 15, 2025
Preferred Shares
The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.
Note 10. Derivative Instruments
The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2025 and December 31, 2024, the Company had 2,750,000 and 5,500,000 metric million British thermal unit gas contracts outstanding, respectively.
The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company had realized losses of $0.4 million and $0.9 million for the three and six months ended June 30, 2025, respectively, and had an unrealized gain of $1.8 million and unrealized loss of $0.4 million for the three and six months ended June 30, 2025, respectively. The Company had no such gains or losses for the three and six months ended June 30, 2024. The Company records all derivative instruments at fair value and had liabilities recorded of $1.4 million and $1.8 million as of June 30, 2025 and December 31, 2024, respectively.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
Note 11. Fair Value of Financial Instruments
The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of June 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$1,356	$—	$1,356

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$1,835	$—	$1,835
During the six months ended June 30, 2025, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the six months ended June 30, 2025.
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
Debt — The Company's outstanding debt is carried at cost. As of June 30, 2025 and December 31, 2024, there were no borrowings outstanding under the ABL Facility, with $113.5 million available, net of outstanding letters of credit of $2.5 million. The estimated fair value of the Notes as of June 30, 2025 was approximately $158.9 million based upon observable market data (Level 2).
Note 12. Segment Information
The Company generates revenue primarily through the production of steelmaking coal for sale to the steel industry. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.
Following the commencement of revenue-generating activities for the Blue Creek mine during the three months ended June 30, 2025, the manner in which the Company's chief operating decision maker (“CODM”), the Chief Executive Officer, measures financial performance and allocates resources changed. The Company reassessed its segment reporting and has determined that it continues to have one reportable segment identified as Mining which consists of: Mine No. 4, Mine No. 7 and the Blue Creek mine.
The Company has determined that its natural gas and royalty businesses did not meet the criteria in ASC 280 to be considered as a reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts. The Company recast prior period information related to the change in segments, however, there were no revenues or cost of revenues associated with the Blue Creek mine.
The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest income (expense), and income tax expense (benefit) by segment.

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)
The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Revenues
Mining	$288,491	$390,424	$583,424	$888,423
All other	9,032	6,099	14,042	11,613
Total revenues	$297,523	$396,524	$597,466	$900,036

Segment profit
Revenue	$288,491	$390,424	$583,424	$888,423
Cash cost of sales (exclusive of depreciation and depletion)(1)	224,504	259,690	468,532	543,862
Other segment items(2)	1,908	1,614	3,615	3,030
Segment profit	$62,079	$129,120	$111,277	$341,531

Transportation and royalties
Mining	$75,067	$102,794	$157,684	$215,880
All other	—	—	—	—
Total transportation and royalties	$75,067	$102,794	$157,684	$215,880

Depreciation and depletion
Mining	$41,014	$36,064	$84,005	$74,081
All other	2,241	2,086	4,527	4,092
Total depreciation and depletion	$43,255	$38,150	$88,532	$78,173

Assets
Mining	$2,288,119	$2,431,438	$2,288,119	$2,431,438
All other	357,283	129,419	357,283	129,419
Total assets	$2,645,402	$2,560,857	$2,645,402	$2,560,857

Capital expenditures
Mining	$73,828	$109,122	$141,246	$206,912
All other	1,138	1,839	2,230	3,752
Total capital expenditures	$74,966	$110,961	$143,476	$210,664
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
For the three and six months ended June 30, 2025 and 2024, the Company's Mining segment had revenues comprising greater than 10% from the following customers:

WARRIOR MET COAL, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS (Continued)
SIX MONTHS ENDED JUNE 30, 2025 (UNAUDITED)

	For the three months ended June 30,		For the six months ended June 30,
Customers(1)	2025	2024	2025	2024
Customer A	$35,892	$64,891	$—	$133,530
Customer B	—	50,224	—	118,708
Customer C	—	48,692	—	107,714
Customer D	—	48,334	—	109,099
Customer E	—	42,960	—	—
Customer F	32,813	—	—	—

(1) Customers with a zero did not trip the 10% quantitative threshold for that period.
The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income (loss) adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; interest income, net; income tax expense (benefit) and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$62,079	$129,120	$111,277	$341,531
Other revenues	9,032	6,099	14,042	11,613
Cost of other revenues	(8,210)	(10,673)	(16,083)	(20,638)
Depreciation and depletion	(43,255)	(38,150)	(88,532)	(78,173)
Selling, general and administrative	(11,923)	(15,492)	(30,365)	(34,352)
Interest income, net	2,193	8,327	5,379	15,360
Income tax (expense) benefit	(4,310)	(8,519)	1,720	(27,641)
Net income (loss)	$5,606	$70,711	$(2,562)	$207,700

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2025 and June 30, 2024. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”
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
As of December 31, 2024, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, our two operating mines, had approximately 82.4 million metric tons of recoverable reserves and our undeveloped Blue Creek mine contained 69.0 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves, which total 108.7 million metric tons. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australia Index Price (the "S&P Platts Index"). Our Mine No. 4 steelmaking coal is a High Volatility A ("HVA") quality that typically trades at a larger discount to the price of coal from Mine No. 7. We now primarily target the LV hard coking coal indices price for our Mine No. 4 and Blue Creek mine coal. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and Low Vol to High Vol. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.
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
Update on the Development of Blue Creek
On February 21, 2025, we provided an update on the Blue Creek project. Due to the implementation of innovative technologies and best practices we increased nameplate capacity of the Blue Creek mine 25% to 5.4 million metric tons from the original production plan of 4.4 million metric tons. The additional capacity increases our overall nameplate capacity by 75%, from 7.3 million metric tons per year to 12.7 million metric tons per year. We also have the ability to increase the nameplate capacity 83% or an additional 0.6 million metric tons to 6.0 million metric tons per year by adding an additional continuous miner unit. We expect the addition of Blue Creek to enhance our already advantageous position on the global cost curve, improve our profitability and cash flow generation, and cement our position as a leading pure play steelmaking coal producer.
As a result of excellent progress made so far in 2025 in completing certain milestones ahead of schedule, the project is now ahead of schedule with the longwall anticipated to start up early in the first quarter of 2026. We expect to produce approximately 900 thousand metric tons in 2025 of which we have produced 543 thousand metric tons to date. Due to the accelerated startup of the longwall we now expect to produce approximately 3.6 million metric tons in 2026 an increase from the original estimated 2.7 million metric tons and approximately 4.4 million metric tons in 2027.

In the second quarter of 2025, we also achieved a great milestone in the development of the Blue Creek project, by selling 217 thousand metric tons of steelmaking coal, which were the first commercial sales from this project, ahead of schedule. This milestone marks a critical inflection point in the development of this premier asset, representing the beginning of a transition from capital investment to revenue generations. We also continued to make excellent progress towards completing the Blue Creek project as we completed the installation of the truck dump, rail loadout and module A of the preparation plant, which allowed us the ability to send the first trainloads of steelmaking coal to the Port of Mobile in Alabama for our first shipments to customers. We have invested approximately $823.5 million in the project to date, including $51.8 million in the second quarter of 2025 and $107.0 million year-to-date. We expect to spend $225 to $250 million in 2025 on the continued development of Blue Creek. Our baseline total project cost estimate ranges from $995 million to $1.075 billion.
Recent Developments
The second quarter of 2025 was marked by continued weakness in the global steelmaking coal industry, with premium low-vol index prices declining 24% from the prior year comparable quarter and 33% year-over-year. The platts premium low-vol index averaged $184.22 per metric ton for the second quarter of 2025 compared to $242.31 for the second quarter of 2024. The lower seaborne prices were driven by weak steel demand from China and India, trade and tariff uncertainties, a slowdown in global economic growth and seasonal demand decline. As of July 14, 2025, the Platts Index price for premium LV coal was $182.00 per metric ton. Per the Wood Mackenzie global metallurgical coal short-term outlook released in June 2025, premium LV coal is expected to remain under pressure driven by gradually recovering met coal supply from Australia and a seasonal slowdown in steel demand from India. Premium LV coal is expected to remain rangebound between $182.00 and $195.00 per metric ton for the remainder of the year.
The United States government announced a broad range of tariffs on foreign goods imported into the U.S., with certain nations and regions responding with retaliatory tariffs on U.S. goods. The trade and tariff uncertainties have already contributed to lower seaborne prices. Any new tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for steelmaking coal, disruptions in our supply chain, material changes in the pricing of steelmaking coal, limits on trade with the U.S. or other potentially adverse economic outcomes. It is too early to quantify the impact of the tariffs on the Company's financial statements. We continue to analyze the impact of tariffs on our business and actions we can take to minimize their impact.
On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes include, among other things, an update to IRC Section 250 Deduction: FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified metallurgical coal as a critical mineral eligible for the advanced manufacturing production tax credit under Section 45X (the "45X Credit") of the Internal Revenue Code. The 45X Credit for metallurgical coal provides for a credit of 2.5% of eligible production costs through 2029. Section 50202 of the OBBBA also temporarily decreases the royalty rate for coal leases on federal lands to not more than 7% through 2034. We are currently assessing the impact of the OBBBA on our consolidated financial statements.
Collective Bargaining Agreement
The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.

How We Evaluate Our Operations
As discussed in Note 16 - Segments Information to our consolidated financial statements included in Part I, Item 1 of this Form 10-Q, our operating segments changed during the three and six months ended June 30, 2025. Following the commencement of revenue-generating activities for the Blue Creek mine, the Company restructured the periodic management and internal reporting packages to address the shift in strategy. As a result of these changes, the Company has determined that its operating segments had changed and that beginning in the current reporting period the Company now has three operating segments: the existing underground operations of Mine No. 4 and Mine No. 7 and the Blue Creek mine. The segment reporting for prior periods has been reclassified to conform to the current period presentation.
The Company has determined that the three operating segments are similar in both quantitative and qualitative characteristics and thus, the three operating segments have been aggregated into one reportable segment identified as Mining, which represents our primary business, the mining and exporting of steelmaking coal for the steel industry. All other operations and results are reported under the “All Other” category as a reconciling item to consolidated amounts, which includes the business results from our sale of natural gas extracted as a byproduct from our underground coal mines and royalties from our leased properties. Our natural gas and royalty businesses do not meet the criteria in ASC 280, Segment Reporting, to be considered as operating or reportable segments.
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024

Segment Adjusted EBITDA	$62,079	$129,120	$111,277	$341,531
Metric tons sold	2,013	1,904	3,983	3,835
Metric tons produced	2,094	1,970	4,139	3,831
Average net selling price per metric ton	$143.31	$205.05	$146.48	$231.66
Cash cost of sales per metric ton	$111.53	$136.39	$117.63	$141.82
Cost of production %	67%	61%	67%	61%
Transportation and royalties %	33%	39%	33%	39%
Adjusted EBITDA	$53,568	$115,943	$93,056	$316,140
Segment Adjusted EBITDA
We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; interest income, net; income tax expense (benefit) and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024

Cost of sales (exclusive of depreciation and depletion)	$226,412	$261,305	$472,147	$546,892
Asset retirement obligation accretion	(966)	(703)	(1,931)	(1,405)
Stock compensation expense	(942)	(912)	(1,684)	(1,625)
Cash cost of sales	$224,504	$259,690	$468,532	$543,862
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) before interest income, net, income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market (gain) loss on gas hedges and business interruption expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:
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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2025	2024	2025	2024
Net income (loss)	$5,606	$70,711	$(2,562)	$207,700
Interest income, net	(2,195)	(8,327)	(5,380)	(15,360)
Income tax expense (benefit)	4,310	8,519	(1,720)	27,641
Depreciation and depletion	43,255	38,150	88,532	78,173
Asset retirement obligation accretion (1)	1,331	1,298	2,662	2,595
Stock compensation expense (2)	2,045	5,040	10,098	14,187
Other non-cash accretion (3)	495	451	989	902
Mark-to-market (gain) loss on gas hedges (4)	(1,303)	—	415	—
Business interruption (5)	24	101	22	302
Adjusted EBITDA	$53,568	$115,943	$93,056	$316,140
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

Results of Operations
Three Months Ended June 30, 2025 and 2024
The following table summarizes certain unaudited financial information for these periods.

	For the three months ended June 30,
($ in thousands)	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$288,491	97.0%	$390,424	98.5%
Other revenues	9,032	3.0%	6,099	1.5%
Total revenues	297,523	100.0%	396,524	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	226,412	76.1%	261,305	65.9%
Cost of other revenues (exclusive of items shown separately below)	8,210	2.8%	10,673	2.7%
Depreciation and depletion	43,255	14.5%	38,150	9.6%
Selling, general and administrative	11,923	4.0%	15,492	3.9%
Total costs and expenses	289,800	97.4%	325,620	82.1%
Operating income	7,723	2.6%	70,904	17.9%
Interest expense	(2,890)	(1.0)%	(915)	(0.2)%
Interest income	5,083	1.7%	9,241	2.3%
Income before income tax expense	9,916	3.3%	79,230	20.0%
Income tax expense	4,310	1.4%	8,519	2.1%
Net income	$5,606	1.9%	$70,711	17.8%
Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended June 30,
	2025	2024
Met Coal (metric tons in thousands)
Metric tons sold	2,013	1,904
Metric tons produced	2,094	1,970
Average net selling price per metric ton	$143.31	$205.05
Cash cost of sales per metric ton	$111.53	$136.39
We produced 2.1 million metric tons of steelmaking coal for the three months ended June 30, 2025 compared to 2.0 million metric tons for the three months ended June 30, 2024, representing a 6% increase. The increased production was driven by 316 thousand metric tons produced by three continuous miner units at the Blue Creek mine developing the initial longwall panel partially offset by a decrease of 191 thousand metric tons produced at the legacy mines.
Sales for the three months ended June 30, 2025 were $288.5 million compared to $390.4 million for the three months ended June 30, 2024. The $101.9 million decrease in sales was primarily driven by a $124.3 million decrease in sales related to a $61.74 per metric ton decrease in the average net selling price per metric ton of our steelmaking coal offset partially by a $22.4 million increase in sales due to a 6% increase in steelmaking coal sales volume. The average net selling price of our steelmaking coal decreased $61.74 from $205.05 per metric ton in the second quarter of 2024 to $143.31 per metric ton in the second quarter of 2025.
For the three months ended June 30, 2025, our geographic customer sales volume mix was 52% in Asia, 37% in Europe, and 11% in South America. For the three months ended June 30, 2024, our geographic customer sales volume mix was 41% in Asia, 38% in Europe and 21% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the three months ended June 30, 2025 were $9.0 million compared to $6.1 million for the three months ended June 30, 2024. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts and earned royalty revenue. The $2.9 million increase in other revenues is primarily driven by gains on mark-to-market gas hedges of $1.3 million, and an increase in the Southern Louisiana natural gas price average per Million British Thermal Unit ("MMBtu") of 70% offset partially by a decrease in natural gas sales volumes of 6% for the three months ended June 30, 2025 as compared to the prior year comparable period.
Cost of sales was $226.4 million, or 76.1% of total revenues, for the three months ended June 30, 2025, compared to $261.3 million, or 65.9% of total revenues for the three months ended June 30, 2024. The $34.9 million decrease is primarily driven by a $50.1 million decrease due to a $24.86 per metric ton decrease in cash cost of sales per metric ton due to lower average net selling prices of steelmaking coal and its impact on our labor, transportation and royalty costs; the sales mix of Blue Creek coal with its inherent lower cost structure; our disciplined approach to cost control and an increase in tons produced. The decrease in costs of sales is offset partially by a 109 thousand metric ton increase in steelmaking coal sales volume. For the three months ended June 30, 2025, cost of production represented 67% of cost of sales and transportation and royalties accounted for approximately 33% compared to cost of production of 61% and transportation and royalties of 39% for the three months ended June 30, 2024.
Cost of other revenues was $8.2 million or 2.8% of total revenues, for the three months ended June 30, 2025, compared to $10.7 million, or 2.7% of total revenues for three months ended June 30, 2024. The decrease is primarily driven by the reduction of gas compression costs in operations and a 6% decrease in gas sales volumes.
Depreciation and depletion expenses were $43.3 million, or 14.5% of total revenues, for the three months ended June 30, 2025, compared to $38.2 million, or 9.6% of total revenues for the three months ended June 30, 2024. The $5.1 million increase in depreciation and depletion is primarily driven by an increase in additional assets placed into service at Blue Creek combined with a 6% increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $11.9 million, or 4.0% of total revenues, for the three months ended June 30, 2025, compared to $15.5 million, or 3.9% of total revenues, for the three months ended June 30, 2024. The $3.6 million decrease in selling, general and administrative expenses for the period is primarily due to a decrease in employee related expenses combined with our continued focus on tightly managing expenses across the business.
Interest expense was $2.9 million, or 1.0% of total revenues, for the three months ended June 30, 2025, compared to interest expense of $0.9 million, or 0.2% of total revenues, for the three months ended June 30, 2024. The $2.0 million increase is due to an increase in interest on newly leased equipment.
Interest income was $5.1 million, or 1.7% of total revenues for the three months ended June 30, 2025, compared to $9.2 million, or 2.3% of total revenues for the three months ended June 30, 2024. The $4.2 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.
For the three months ended June 30, 2025, we recognized income tax expense of $4.3 million compared to income tax expense of $8.5 million for the three months ended June 30, 2024. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $4.3 million income tax expense for the three months ended June 30, 2025, includes a benefit related to depletion, Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") and Section 45l Deduction: Marginal Well Credit.
The OBBBA was enacted on July 4, 2025, and updated the IRC Section 250 Deduction: FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes will take effect for taxable years beginning after December 31, 2025. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.

Six Months Ended June 30, 2025 and 2024
The following table summarizes certain unaudited financial information for these periods.

	For the six months ended June 30,
($ in thousands)	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$583,424	97.6%	$888,423	98.7%
Other revenues	14,042	2.4%	11,613	1.3%
Total revenues	597,466	100.0%	900,036	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	472,147	79.0%	546,892	60.8%
Cost of other revenues (exclusive of items shown separately below)	16,083	2.7%	20,638	2.3%
Depreciation and depletion	88,532	14.8%	78,173	8.7%
Selling, general and administrative	30,365	5.1%	34,352	3.8%
Total costs and expenses	607,127	101.6%	680,055	75.6%
Operating (loss) income	(9,661)	(1.6)%	219,982	24.4%
Interest expense	(4,997)	(0.8)%	(2,036)	(0.2)%
Interest income	10,376	1.7%	17,395	1.9%
Net (loss) income before income tax expense	(4,282)	(0.7)%	235,341	26.1%
Income tax (benefit) expense	(1,720)	(0.3)%	27,641	3.1%
Net (loss) income	$(2,562)	(0.4)%	$207,700	23.1%
Sales and cost of sales components on a per unit basis were as follows:

	For the six months ended June 30,
	2025	2024
Met Coal (metric tons in thousands)
Metric tons sold	3,983	3,835
Metric tons produced	4,139	3,831
Average net selling price per metric ton	$146.48	$231.66
Cash cost of sales per metric ton	$117.63	$141.82
We produced 4.1 million metric tons of steelmaking coal for the six months ended June 30, 2025 compared to 3.8 million metric tons for the six months ended June 30, 2024, representing an 8% increase. The increased production was driven by 543 thousand metric tons produced by three continuous miner units at the Blue Creek mine developing the initial longwall panel.
Sales for the six months ended June 30, 2025 were $583.4 million compared to $888.4 million for the six months ended June 30, 2024. The $305.0 million or 34% decrease in sales was primarily driven by a $339.3 million decrease in sales related to a 37% or $85.18 per metric ton decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $34.3 million increase in sales due to a 4% or 0.1 million metric ton increase in steelmaking coal sales volume. The 4% increase in sales volumes was driven by the first commercial sales of 217 thousand metric tons of Blue Creek steelmaking coal ahead of schedule.
For the six months ended June 30, 2025, our geographic customer sales volume mix was 47% in Asia, 37% in Europe and 16% in South America. For the six months ended June 30, 2024, our geographic customer sales volume mix was 44% in Asia, 37% in Europe, 18% in South America and 1% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.
Other revenues for the six months ended June 30, 2025 were $14.0 million compared to $11.6 million for the six months ended June 30, 2024. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $2.4 million increase in other revenues is due to the increase in the Southern Louisiana natural gas price average of 66% offset partially by a decrease in sales volume of 5% and losses on mark-to-market gas hedges of $0.4 million for the six months ended June 30, 2025.
Cost of sales (exclusive of items shown separately below) was $472.1 million, or 79.0%, of total revenues, for the six months ended June 30, 2025, compared to $546.9 million, or 60.8% of total revenues for the six months ended June 30, 2024. The $74.7 million decrease is primarily driven by a $96.3 million decrease due to a $24.19 per metric ton decrease in cash cost of sales per metric ton offset partially by a $21.0 million increase due to a 4% or 0.1 million metric ton increase in steelmaking coal sales volume. The $96.3 million decrease in cash cost of sales per metric ton is due to lower average net selling prices of steelmaking coal and its impact on our labor, transportation and royalty costs; the sales mix of Blue Creek coal and its inherent lower cost structure; our disciplined approach to cost control and an increase in tons produced. For the six months ended June 30, 2025, cost of production represented 67% of cost of sales and transportation and royalties accounted for approximately 33% compared to cost of production of 61% and transportation and royalties of 39% for the six months ended June 30, 2024.
Depreciation and depletion expenses were $88.5 million, or 14.8% of total revenues, for the six months ended June 30, 2025, compared to $78.2 million, or 8.7%, for the six months ended June 30, 2024. The $10.4 million increase in depreciation and depletion is primarily driven by additional assets placed into service at Blue Creek and a 4% or 0.1 million metric ton increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.
Selling, general and administrative expenses were $30.4 million, or 5.1% of total revenues, for the six months ended June 30, 2025, compared to $34.4 million, or 3.8% of total revenues, for the six months ended June 30, 2024. The $4.0 million decrease in selling, general and administrative expenses for the period is primarily due to a decrease in employee related expenses combined with our continued focus on tightly managing expenses across the business.
Interest expense was $5.0 million, or 0.8% of total revenues, for the six months ended June 30, 2025, compared to $2.0 million, or 0.2% of total revenues, for the six months ended June 30, 2024. The $3.0 million increase is due an increase in interest on newly leased equipment.
Interest income was $10.4 million, or 1.7% of total revenues for the six months ended June 30, 2025, compared to $17.4 million, or 1.9%, of total revenues for the six months ended June 30, 2024. The $7.0 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.
We recognized income tax benefit of $1.7 million and income tax expense of $27.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax loss at the end of the interim reporting period. The $1.7 million income tax benefit for the six months ended June 30, 2025 includes a benefit related to depletion, Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") and Section 45l Deduction: Marginal Well Credit.
The OBBBA was enacted on July 4, 2025, and updated the IRC Section 250 Deduction: FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes will take effect for taxable years beginning after December 31, 2025. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.
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
Our total liquidity as of June 30, 2025 was $545.0 million, consisting of cash and cash equivalents of $383.3 million, short-term investments of $38.1 million, which is net of $9.7 million posted as collateral, long-term investments of $10.1 million and $113.5 million available under our ABL Facility. As of June 30, 2025, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility.
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
In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.7 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $1.1 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules require, among other requirements, self-insured operators to apply for self-insurance authorization and all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On February 20, 2025, we received another letter from the DOL notifying us that we did not need to provide any of the information requested under the published final rule and the DOL will provide us with additional guidance in the future after consultation with the new DOL leadership.
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2025, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $47.0 million, $18.6 million as collateral for self-insured black lung related claims and $12.6 million for miscellaneous purposes.
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
Statements of Cash Flows
Cash balances were $383.3 million and $491.5 million at June 30, 2025 and December 31, 2024, respectively.
The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2025	2024
Net cash provided by operating activities	$48,463	$251,033
Net cash used in investing activities	(172,097)	(223,309)
Net cash provided by (used in) financing activities	15,490	(56,898)
Net decrease in cash, cash equivalents and restricted cash	$(108,144)	$(29,174)
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
Net cash provided by operating activities was $48.5 million for the six months ended June 30, 2025, and was primarily attributed to a net loss of $2.6 million adjusted for depreciation and depletion expense of $88.5 million, stock based compensation expense of $10.1 million, deferred income tax benefit of $3.3 million, accretion of asset retirement obligations of $2.7 million, amortization of debt issuance costs and debt discount of $0.8 million, mark-to-market loss on gas hedges of $0.4 million and an increase in our net working capital of $45.3 million. The increase in our net working capital was primarily driven by increases in accounts receivable due to higher sales volumes and the timing of sales, increased inventory, lower accrued expenses and higher accounts payable due to timing of payments.
Net cash provided by operating activities was $251.0 million for the six months ended June 30, 2024, and was primarily attributed to net income of $207.7 million adjusted for depreciation and depletion expense of $78.2 million, stock based compensation expense of $14.2 million, deferred income tax expense of $6.8 million, accretion of asset retirement obligations of $2.6 million, amortization of debt issuance costs and debt discount of $0.8 million, and an increase in our net working capital of $57.1 million. The increase in our working capital was primarily driven by an increase in accounts receivable due to higher sales volumes and the timing of sales, partially offset by increased accounts payable due to timing of payments.

Investing Activities
Net cash used in investing activities was $172.1 million and $223.3 million for the six months ended June 30, 2025 and 2024, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by proceeds from the sale of investments of $1.5 million. Capital expenditures for the development of Blue Creek were $107.0 million and $152.6 million for the six months ended June 30, 2025 and 2024, respectively.
Financing Activities
Net cash provided in financing activities was $15.5 million for the six months ended June 30, 2025, primarily due to the receipt of proceeds on equipment financing of $48.8 million offset partially by principal repayments of finance lease obligations of $14.5 million, payments for taxes related to net share settlement of equity awards of $9.4 million and payment of regular quarterly dividends of $9.4 million. Net cash used in financing activities was $56.9 million for the six months ended June 30, 2024, primarily due to the payment of regular quarterly and special dividends of $36.2 million, payments for taxes related to net share settlement of equity awards of $11.8 million and principal repayments of finance lease obligations of $8.9 million.
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
During the six months ended June 30, 2025, we have paid $9.4 million of regular quarterly dividends under the Capital Allocation Policy.
Regular Quarterly Dividend
On February 9, 2024, our Board approved an increase in the regular quarterly cash dividend by 14% and declared a regular quarterly cash dividend of $0.08 per share, which was paid February 26, 2024, to stockholders of record as of the close of business on February 20, 2024.
On April 25, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on May 13, 2024, to stockholders of record as of the close of business on May 6, 2024
On February 11, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid March 3, 2025, to stockholders of record as of the close of business on February 24, 2025.
On April 23, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on May 12, 2025, to stockholders of record as of the close of business on May 5, 2025.
On July 29, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which we plan to distribute on August 15, 2025, to stockholders of record as of the close of business on August 8, 2025.

Special Dividend
On February 9, 2024, our Board declared a special cash dividend of $0.50 per share, which was paid on March 7, 2024 to stockholders of record as of the close of business on March 1, 2024.
ABL Facility
The ABL Facility will mature on December 6, 2026. As of June 30, 2025, no loans were outstanding under the ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the ABL Facility. At June 30, 2025, we had $113.5 million of availability under the ABL Facility.
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
The ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the ABL Facility is less than a certain amount. As of June 30, 2025, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the ABL Facility also contains customary events of default.
We were in compliance with all applicable covenants under the ABL Facility as of June 30, 2025.
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
Our capital expenditures were $143.5 million and $210.7 million for the six months ended June 30, 2025 and June 30, 2024, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the six months ended June 30, 2025 were $107.0 million and $823.6 million has been spent on this project to date. Our deferred mine development costs were $30.1 million and $12.6 million for the six months ended June 30, 2025 and June 30, 2024, respectively, and relate to the development of Blue Creek.
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
As of June 30, 2025, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report.
Off-Balance Sheet Arrangements
In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2025, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $47.0 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $12.6 million.

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
We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of June 30, 2025, the Company had 2,750,000 metric million British thermal unit gas swap contracts outstanding.
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
Credit Risk
Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2025 and December 31, 2024, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.
Interest Rate Risk
We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.
Our ABL Facility bears an interest rate equal to SOFR, plus a credit adjustment spread, ranging currently from 11 bps to 43 bps, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2025, assuming we had $113.5 million outstanding under our ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the ABL Facility by approximately $1.1 million.
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
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2025. Based on the evaluation of our disclosure controls and procedures as of June 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table sets forth share repurchases of our common stock made during the three months ended June 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
April 1, 2025 - April 30, 2025
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
May 1, 2025 - May 31, 2025
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
June 1, 2025 - June 30, 2025
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
Item 5. Other Information.
Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended June 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.4
Second Amended and Restated Bylaws of Warrior Met Coal, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38061) filed with the Commission on August 1, 2025).

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

WARRIOR MET COAL, INC.

Date: August 6, 2025	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)