Form 10-Q
period 2025-09-30
WARRIOR MET COAL, INC.
filed 2025-11-05
CIK 1691303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of November 3, 2025: 52,570,156

TABLE OF CONTENTS

Forward-Looking Statements		1

Part I. Financial Information		3
Item 1.	Financial Statements	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	3
	Condensed Balance Sheets as of September 30, 2025 (Unaudited) and December 31, 2024	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	5
	Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2025 (Unaudited) and September 30, 2024 (Unaudited)	6
	Notes to Condensed Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	31
Item 4.	Controls and Procedures	32

Part II. Other Information		32
Item 1.	Legal Proceedings	32
Item 1A.	Risk Factors	32
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults on Senior Securities	33
Item 4.	Mine Safety Disclosures	33
Item 5.	Other Information	33
Item 6.	Exhibits	34

Signatures		35

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this "Form 10-Q" or "this report") includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies, including any potential changes to our production and sales volumes as a result of our negotiations with the labor union representing certain of our hourly employees. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the impact of global pandemics, including the impact of any such pandemic on our business, employees, suppliers and customers, the metallurgical ("met") or steelmaking coal and steel industries, and global economic markets;
•
the impacts of inflation and tariffs on our business, including on our costs and our profitability;
•
our relationships with, and other conditions affecting, our customers;
•
successful implementation of our business strategies;
•
unavailability of, or price increases in, the transportation of our met or steelmaking coal;
•
significant cost increases and fluctuations, and delay in the delivery of raw materials, mining equipment and purchased components;
•
work stoppages, negotiation of labor contracts, employee relations and workforce availability;
•
competition and foreign currency fluctuations;
•
litigation, including claims not yet asserted;
•
terrorist attacks or security threats, including cybersecurity threats;
•
global steel demand and the downstream impact on steelmaking coal prices;
•
impact of weather and natural disasters on demand and production;
•
a substantial or extended decline in pricing or demand for steelmaking coal;
•
inherent difficulties and challenges in the coal mining industry that are beyond our control;
•
our ability to develop or acquire steelmaking coal reserves in an economically feasible manner;
•
geologic, equipment, permitting, site access, operational risks and new technologies related to mining;
•
inaccuracies in our estimates of our steelmaking coal reserves;
•
costs associated with our workers’ compensation benefits;
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
•
our obligations surrounding reclamation and mine closure;
•
our substantial indebtedness and debt service requirements;
•
our ability to comply with covenants in our Amended ABL Facility (as defined below) and Indenture (as defined below);
•
our ability to maintain adequate liquidity and the cost, availability and access to capital and financial markets;
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
•
geopolitical events, including the effects of the Russia-Ukraine war and the ongoing conflict in the Middle East; and
•
the inability to transport our products to customers due to rail performance issues or the impact of weather and mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues:
Sales	$319,969	$319,944	$903,393	$1,208,366
Other revenues	8,620	7,776	22,662	19,389
Total revenues	328,589	327,720	926,055	1,227,755
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	239,525	231,598	711,672	778,489
Cost of other revenues (exclusive of items shown separately below)	7,546	8,854	23,629	29,491
Depreciation and depletion	43,594	36,642	132,126	114,815
Selling, general and administrative	17,200	11,510	47,566	45,861
Total costs and expenses	307,865	288,604	914,993	968,656
Operating income	20,724	39,116	11,062	259,099
Interest expense	(2,307)	(1,422)	(7,304)	(3,458)
Interest income	4,435	8,679	14,812	26,074
Income before income tax (benefit) expense	22,852	46,373	18,570	281,715
Income tax (benefit) expense	(13,746)	4,607	(15,466)	32,248
Net income	$36,598	$41,766	$34,036	$249,467
Basic and diluted net income per share:
Net income per share—basic	$0.70	$0.80	$0.65	$4.78
Net income per share—diluted	$0.70	$0.80	$0.65	$4.78
Weighted average number of shares outstanding—basic	52,594	52,330	52,549	52,167
Weighted average number of shares outstanding—diluted	52,650	52,394	52,578	52,221
Dividends per share:	$0.08	$0.08	$0.24	$0.74

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per-share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$336,283	$491,547
Short-term investments	56,242	14,622
Trade accounts receivable	141,985	140,867
Inventories, net	219,050	207,590
Income tax receivable	3,066	—
Prepaid expenses and other receivables	45,402	32,436
Total current assets	802,028	887,062
Restricted cash	7,814	7,585
Mineral interests, net	76,469	72,245
Property, plant and equipment, net	1,762,829	1,549,470
Deferred income taxes	3,427	3,210
Long-term investments	2,025	44,604
Other long-term assets	28,204	27,340
Total assets	$2,682,796	$2,591,516
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$46,214	$40,178
Accrued expenses	100,533	85,369
Asset retirement obligations	13,032	13,032
Short-term financing lease liabilities	25,155	13,208
Other current liabilities	9,416	18,643
Total current liabilities	194,350	170,430
Long-term debt	154,087	153,612
Asset retirement obligations	74,425	72,138
Black lung obligations	34,879	34,467
Long-term financing lease liabilities	57,329	6,217
Deferred income taxes	49,751	63,835
Total liabilities	564,821	500,699
Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of September 30, 2025 and December 31, 2024; 54,791,997 issued and 52,570,156 outstanding as of September 30, 2025; 54,533,374 issued and 52,311,533 outstanding as of December 31, 2024)	548	545
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of September 30, 2025 and December 31, 2024)	(50,576)	(50,576)
Additional paid in capital	296,017	289,808
Retained earnings	1,871,986	1,851,040
Total stockholders’ equity	2,117,975	2,090,817
Total liabilities and stockholders’ equity	$2,682,796	$2,591,516

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$34,036	$249,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	132,126	114,815
Deferred income tax benefit	(14,301)	(3,355)
Stock based compensation expense	15,309	15,061
Amortization of debt issuance costs and debt discount	1,225	1,188
Accretion of asset retirement obligations	3,993	3,897
Mark-to-market gain on gas hedges	(295)	—
Changes in operating assets and liabilities:
Trade accounts receivable	(1,118)	(54,402)
Income tax receivable	(3,066)	7,833
Inventories, net	(8,708)	(8,094)
Prepaid expenses and other receivables	(13,514)	(3,727)
Accounts payable	13,179	6,146
Accrued expenses and other current liabilities	(1,383)	(403)
Other	(4,326)	(15,185)
Net cash provided by operating activities	153,157	313,241
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(226,054)	(326,542)
Deferred mine development costs	(71,776)	(19,544)
Acquisition of leased mineral rights	(9,363)	—
Proceeds from (purchase of) investments	1,267	(49,721)
Net cash used in investing activities	(305,926)	(395,807)
FINANCING ACTIVITIES
Dividends paid	(13,618)	(40,475)
Proceeds from equipment financing	48,771	—
Principal repayments of finance lease obligations	(28,035)	(12,735)
Payments for taxes related to net share settlement of equity awards	(9,384)	(11,777)
Net cash used in financing activities	(2,266)	(64,987)
Net decrease in cash, cash equivalents and restricted cash	(155,035)	(147,553)
Cash, cash equivalents and restricted cash at beginning of period	499,132	738,197
Cash, cash equivalents and restricted cash at end of period	$344,097	$590,644

Cash and cash equivalents at beginning of period	$491,547	$738,197
Restricted cash at beginning of period	7,585	—
Cash, cash equivalents and restricted cash at beginning of period	$499,132	$738,197

Cash and cash equivalents at end of period	$336,283	$583,158
Restricted cash at end of period	7,814	7,486
Cash, cash equivalents and restricted cash at end of period	$344,097	$590,644

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Common Stock
Balance, beginning of period	$548	$545	$545	$542
Issuance of shares	—	—	3	3
Balance, end of period	548	545	548	545
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	290,676	281,801	289,808	279,332
Stock based compensation expense	5,341	917	15,596	15,166
Tax withholdings on vested equity awards	—	—	(9,387)	(11,780)
Balance, end of period	296,017	282,718	296,017	282,718
Retained Earnings
Balance, beginning of period	1,839,636	1,816,617	1,851,040	1,645,148
Net income	36,598	41,766	34,036	249,467
Dividends declared	(4,248)	(4,243)	(13,090)	(40,475)
Balance, end of period	1,871,986	1,854,140	1,871,986	1,854,140
Total Stockholders' Equity	$2,117,975	$2,086,827	$2,117,975	$2,086,827

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

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

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). Operating results for the three and nine months ended September 30, 2025 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2025. The balance sheet at December 31, 2024 has been derived from the audited financial statements for the year ended December 31, 2024 included in the 2024 Annual Report.

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

As of September 30, 2025 and December 31, 2024, short-term investments consisted of $56.2 million and $14.6 million, respectively, in cash and fixed income securities. The short-term investments as of September 30, 2025 and December 31, 2024 consisted of $9.8 million and $9.5 million, respectively, posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016. The Company also had $46.4 million and $5.1 million in fixed income securities with maturities less than twelve months as of September 30, 2025 and December 31, 2024, respectively.

As of September 30, 2025 and December 31, 2024, long-term investments consisted of $2.0 million and $44.6 million in fixed income securities with maturities greater than twelve months, respectively.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of September 30, 2025 and December 31, 2024, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Note 3. Inventories, net

Inventories, net are summarized as follows (in thousands):

	September 30, 2025	December 31, 2024
Coal	$107,981	$118,504
Raw materials, parts, supplies and other, net	111,069	89,086
Total inventories, net	$219,050	$207,590

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

Note 4. Income Taxes

For the three and nine months ended September 30, 2025 and 2024, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and nine months ended September 30, 2025, the Company had income tax benefit of $13.7 million and $15.5 million, respectively. The effective income tax rate for the nine months ended September 30, 2025 varied from the statutory federal income tax rate of 21%, primarily due to tax benefits related to depletion, marginal gas well credits and a discrete return to provision adjustment related to Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") deductions. For the three and nine months ended September 30, 2024, the Company had income tax expense of $4.6 million and $32.2 million, respectively. These periods also include a benefit related to depletion and IRC Section 250 Deduction: FDII.

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The changes include, among other things, an update to IRC Section 250 Deduction: FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified metallurgical coal as a critical mineral eligible for the advanced manufacturing production tax credit under Section 45X (the "45X Credit") of the Internal Revenue Code. The 45X Credit for metallurgical coal provides for a credit of 2.5% of eligible production costs in tax years 2026 through 2029. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the provisions effective in 2025, there was no material impact to our effective tax rate for the quarter ended September 30, 2025, and we do not expec the impact to be material to our full year 2025 effective tax rate. For the provisions, effective in 2026, we are currently assessing the potential impact of these tax law changes on our business and financial results.

Note 5. Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2025	December 31, 2024	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	September 2028(2)
Debt discount	(2,430)	(2,905)
Total debt	154,087	153,612
Less: current debt	—	—
Total long-term debt	$154,087	$153,612

(1)
Borrowings under the Amended ABL Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") ranging from 1.5% to 2.0% or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging from 0.5% to 1.0%.
(2)
The Amended ABL Facility extends the maturity date to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date).

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

Amended ABL Facility

On August 28, 2025, Warrior Met Coal, Inc. (the “Company”) entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amends the Company's existing Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increases the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extends the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amends certain borrowing base calculations and other terms and provisions of the credit facility.

As of September 30, 2025, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. As of September 30, 2025, the Company had $140.5 million of availability under the Amended ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time).

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2025	December 31, 2024
Finance lease right-of-use assets, net(1)	$138,411	$56,702
Finance lease liabilities
Current	25,155	13,208
Noncurrent	57,329	6,217
Total finance lease liabilities	$82,484	$19,425

Weighted average remaining lease term - finance leases (in months)	66.7	17.9
Weighted average discount rate - finance leases(2)	7.32%	7.25%

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $59.0 million and $50.3 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of September 30, 2025 and the Balance Sheets as of December 31, 2024, respectively.
(2)
When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Operating lease cost(1):	$5,259	$7,176	$17,938	$27,988
Finance lease cost:
Amortization of leased assets	5,904	5,548	17,361	17,081
Interest on lease liabilities	2,367	866	5,534	3,539
Net lease cost	$13,530	$13,590	$40,833	$48,608

(1)
Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

Maturities of lease liabilities for the Company's finance leases as of September 30, 2025 were as follows (in thousands):

Finance Leases(1)
2025	$9,187
2026	28,960
2027	20,756
2028	18,556
2029	8,445
Thereafter	9,055
Total	94,959
Less: amount representing interest	(12,475)
Present value of lease liabilities	$82,484

(1)
Finance lease payments include $5.9 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the nine months ended September 30,
	2025	2024
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5,534	$3,539
Financing cash flows from finance leases	$(20,736)	$12,735
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$78,317	$9,263

Note 7. Net Income per Share

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Numerator:
Net income	$36,598	$41,766	$34,036	$249,467
Denominator:
Weighted-average shares used to compute net income per share—basic	52,594	52,330	52,549	52,167
Dilutive restrictive stock awards	56	64	29	54
Weighted-average shares used to compute net income per share—diluted	52,650	52,394	52,578	52,221
Net income per share—basic	$0.70	$0.80	$0.65	$4.78
Net income per share—diluted	$0.70	$0.80	$0.65	$4.78

Note 8. Commitments and Contingencies

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2025 and December 31, 2024, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2025 and December 31, 2024, there were no items accrued for miscellaneous litigation.

Other Commitments and Contingencies

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2025 and December 31, 2024, the Company had no liability recorded for minimum throughput requirements.

Royalty Obligations

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $17.6 million and $58.8 million and $25.6 million and $101.7 million for the three and nine months ended September 30, 2025 and 2024, respectively.

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

Under the New Stock Repurchase Program, the Company may repurchase shares of its common stock from time to time, in amounts, at prices and at such times as the Company deems appropriate, subject to market and industry conditions, share price, regulatory requirements and other considerations as determined from time to time by the Company. The Company’s repurchases may be executed using open market purchases or privately negotiated transactions in accordance with applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act, and repurchases may be executed pursuant to Rule 10b5-1 under the Exchange Act. Repurchases will be subject to limitations in the Amended ABL Facility and the Indenture. The Company intends to fund repurchases under the New Stock Repurchase Program from cash on hand and/or other sources of liquidity. Any future repurchases of shares of the Company's common stock will be subject to the 1% excise tax under the Inflation Reduction Act.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

As of September 30, 2025 and December 31, 2024, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

Dividends

The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date
$0.08	Quarterly	February 9, 2024	February 20, 2024	February 26, 2024
$0.50	Special	February 9, 2024	March 1, 2024	March 7, 2024
$0.08	Quarterly	April 25, 2024	May 6, 2024	May 13, 2024
$0.08	Quarterly	July 26, 2024	August 6, 2024	August 13, 2024
$0.08	Quarterly	October 25, 2024	November 5, 2024	November 12, 2024
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025
$0.08	Quarterly	April 23, 2025	May 5, 2025	May 12, 2025
$0.08	Quarterly	July 29, 2025	August 8, 2025	August 15, 2025
$0.08	Quarterly	October 28, 2025	November 7, 2025	November 14, 2025

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.

Note 10. Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2025 and December 31, 2024, the Company had 1,500,000 and 5,500,000 metric million British thermal unit gas contracts outstanding, respectively.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company had realized losses of $0.2 million and $1.1 million for the three and nine months ended September 30, 2025, respectively, and had unrealized gains of $0.7 million and $0.3 million for the three and nine months ended September 30, 2025, respectively. The Company had no such gains or losses for the three and nine months ended September 30, 2024. The Company records all derivative instruments at fair value and had liabilities recorded of $0.4 million and $1.8 million as of September 30, 2025 and December 31, 2024, respectively.

Note 11. Fair Value of Financial Instruments

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

	Fair Value Measurements as of September 30, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$431	$—	$431

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$1,835	$—	$1,835

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

During the nine months ended September 30, 2025, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the nine months ended September 30, 2025.

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

Debt — The Company's outstanding debt is carried at cost. As of September 30, 2025 and December 31, 2024, there were no borrowings outstanding under the Amended ABL Facility, with $140.5 million available, net of outstanding letters of credit of $2.5 million. The estimated fair value of the Notes as of September 30, 2025 was approximately $159.3 million based upon observable market data (Level 2).

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

The Company has determined that its natural gas and royalty businesses did not meet the criteria in ASC 280 to be considered as a reportable segment. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts. The Company recast prior period information related to the change in segments, however, there were no revenues or cost of revenues associated with the Blue Creek mine.

The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest income (expense), and income tax expense (benefit) by segment.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Revenues
Mining	$319,969	$319,944	$903,393	$1,208,366
All other	8,620	7,776	22,662	19,389
Total revenues	$328,589	$327,720	$926,055	$1,227,755

Segment profit
Revenue	$319,969	$319,944	$903,393	$1,208,366
Cash cost of sales (exclusive of depreciation and depletion)(1)	237,216	229,744	705,748	773,605
Other segment items(2)	2,309	1,854	5,924	4,884
Segment profit	$80,444	$88,346	$191,721	$429,877

Transportation and royalties
Mining	$79,347	$78,029	$237,031	$293,909
All other	—	—	—	—
Total transportation and royalties	$79,347	$78,029	$237,031	$293,909

Depreciation and depletion
Mining	$41,492	$34,415	$125,497	$108,496
All other	2,102	2,227	6,629	6,319
Total depreciation and depletion	$43,594	$36,642	$132,126	$114,815

Assets
Mining	$2,540,831	$2,433,606	$2,540,831	$2,433,606
All other	141,965	146,842	141,965	146,842
Total assets	$2,682,796	$2,580,448	$2,682,796	$2,580,448

Capital expenditures
Mining	$81,353	$114,196	$222,599	$321,108
All other	1,225	1,682	3,455	5,434
Total capital expenditures	$82,578	$115,878	$226,054	$326,542

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2025 (UNAUDITED)

For the three and nine months ended September 30, 2025 and 2024, the Company's Mining segment had revenues comprising greater than 10% from the following customers:

	For the three months ended September 30,		For the nine months ended September 30,
Customers(1)	2025	2024	2025	2024
Customer A	$51,234	$—	$105,117	$—
Customer B	38,837	—	—	—
Customer C	—	53,445	—	190,138
Customer D	—	45,322	—	190,811
Customer E	—	35,245	—	182,075
Customer F	—	—	—	178,087

(1)
Customers with a zero did not trip the 10% quantitative threshold for that period.

The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues; cost of other revenues; depreciation and depletion expense; selling, general and administrative expenses; interest income, net; income tax benefit (expense) and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income (loss), which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2025	2024	2025	2024
Segment Adjusted EBITDA	$80,444	$88,346	$191,721	$429,877
Other revenues	8,620	7,776	22,662	19,389
Cost of other revenues	(7,546)	(8,854)	(23,629)	(29,491)
Depreciation and depletion	(43,594)	(36,642)	(132,126)	(114,815)
Selling, general and administrative	(17,200)	(11,510)	(47,566)	(45,861)
Interest income, net	2,128	7,257	7,508	22,616
Income tax benefit (expense)	13,746	(4,607)	15,466	(32,248)
Net income	$36,598	$41,766	$34,036	$249,467

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2025 and September 30, 2024. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2024 included in our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”

Overview

We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality steelmaking coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4 and Mine No. 7. We also commenced longwall operations at our transformational Blue Creek mine based in Alabama eight months ahead of schedule in October 2025.

As of December 31, 2024, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), Mine No. 4 and Mine No. 7, had approximately 82.4 million metric tons of recoverable reserves and our Blue Creek mine contained 69.0 million metric tons of recoverable reserves and 39.7 million metric tons of coal resources exclusive of reserves, which total 108.7 million metric tons. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australia Index Price (the "S&P Platts Index"). Our Mine No. 4 and Blue Creek steelmaking coal are a High Volatility A ("HVA") quality that typically trades at a larger discount to the price of coal from Mine No. 7. We now primarily target the LV hard coking coal indices price for our Mine No. 4 and Blue Creek mine coal. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low sulfur, low-to-medium ash, and Low Vol to High Vol. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.

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

Commencement of Blue Creek Longwall

On February 21, 2025, we provided an update on the Blue Creek project. Due to the implementation of innovative technologies and best practices we increased nameplate capacity of the Blue Creek mine 25% to 5.4 million metric tons from the original production plan of 4.4 million metric tons. The additional capacity increases our overall nameplate capacity by 75%, from 7.3 million metric tons per year to 12.7 million metric tons per year. We also have the ability to increase our overall nameplate capacity to 83% or an additional 0.6 million metric tons to 6.0 million metric tons per year by adding an additional continuous miner unit. We expect the addition of Blue Creek to enhance our already advantageous position on the global cost curve, improve our profitability and cash flow generation, and cement our position as a leading pure play steelmaking coal producer.

We commenced longwall operations at the Blue Creek mine eight months ahead of schedule and on budget in October 2025 and expect the commissioning towards full production to be completed in early 2026. Due to the accelerated startup of the longwall, we expect to produce approximately 1.6 million metric tons in 2025, of which we have produced 702 thousand metric tons as of September 30, 2025 and expect to produce approximately 4.1 to 4.4 million metric tons in 2026, which is an increase from the original estimated 2.7 million metric tons.

Other significant milestones achieved in the development of the Blue Creek project were the completion and installation of the Blue Creek overland clean coal belt along with the remaining modules of the preparation plant in October 2025, and made significant progress on the barge loadout facility. We have invested approximately $887.7 million in the project to date, including $64.2 million in the third quarter of 2025 and $171.2 million year-to-date. We remain on budget and expect to spend a total of $225 to $250 million in 2025 on the continued development of Blue Creek. Our baseline total project cost estimate ranges from $995 million to $1.075 billion. We expect to have largely spent any remaining amounts for Blue Creek after the end of the fiscal year by the end of the first quarter of 2026.

Strategic Expansion Through Federal Lease Acquisition

At the end of the third quarter of 2025, we were the successful bidder in a federal coal lease sale administered by the Bureau of Land Management (the "BLM"). The coal leases include approximately 14,050 acres in Tuscaloosa County, Alabama, with an estimated 53 million metric tons of high-quality steelmaking coal reserves. The total bid for the leases was $46.8 million and the acquisition of these leases represents a significant step in our long-term growth strategy, enhancing our reserve base and extending the life of our core mining operations. During the third quarter of 2025, we made the first deposit payment of $9.4 million of the total $46.8 million, which is refundable if the transaction does not close. Once we have closed this acquisition, the newly leased areas will be adjacent to existing infrastructure, allowing for efficient integration into our current operations and capital planning. While several regulatory and administrative steps remain before the acquisition is finalized, we are actively engaged with the relevant agencies to ensure timely progress and compliance with all requirements.

Recent Developments

Weak market conditions continued into the third quarter of 2025 marked by continued weakness in the global steelmaking coal industry, with premium low-vol index prices declining 13% from the prior year comparable quarter and 27% year-over-year. The Platts Premium Low-Vol index averaged $183.51 per metric ton for the third quarter of 2025 compared to $210.67 for the third quarter of 2024. The lower seaborne prices were driven by weak steel demand from China and India, trade and tariff uncertainties, a slowdown in global economic growth and seasonal demand decline. As of October 10, 2025, the Platts index price for premium LV coal was $192.00 per metric ton. Despite the continued weakness of Premium Low-Vol index prices, second tier coals, such as HVA and LV hard coking coal, have seen a material improvement in price relative to Premium Low-Vol index prices, improving from a low of 76% of the Premium Low Vol index price in July 2025 to a high of 89% of the Premium Low Vol index price in September 2025. Per the Wood Mackenzie global metallurgical coal short-term outlook released in September 2025, a gradual firming is anticipated for premium LV coal, supported by the seasonal return of Indian buyers after the monsoon season. This seasonal restocking cycle, combined with resilient steel production, positions India as a pivotal source for near-term demand. Premium LV coal is expected to remain volatile but broadly rangebound between $185.00 and $195.00 per metric ton for the remainder of the year.

The United States government continues to engage in a broad range of tariffs on foreign goods imported into the U.S., with certain nations and regions responding with retaliatory tariffs on U.S. goods. The trade and tariff uncertainties have continued to contribute to lower seaborne prices. Any new tariffs as well as other trade measures that may be implemented by the U.S. or retaliatory trade measures or tariffs implemented by other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for steelmaking coal, disruptions in our supply chain, material changes in the pricing of steelmaking coal, limits on trade with the U.S. or other potentially adverse economic outcomes. It is too early to quantify the impact of the tariffs on the Company's financial statements. We continue to analyze the impact of tariffs on our business and actions we can take to minimize their impact.

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

How We Evaluate Our Operations

As discussed in Note 12 - Segment Information to our condensed financial statements included in Part I, Item 1 of this Form 10-Q, following the commencement of revenue-generating activities for the Blue Creek mine during the three months ended June 30, 2025, the manner in which our chief operating decision maker, the Chief Executive Officer, measures financial performance and allocates resources changed. We reassessed our segment reporting and determined that we continued to have one reportable segment identified as Mining which consists of Mine No. 4, Mine No. 7 and the Blue Creek mine.

We determined that our natural gas and royalty businesses did not meet the criteria in ASC 280, Segment Reporting, to be considered as a reportable segment. Therefore, we have included their results in an "all other" category as a reconciling item to consolidated amounts. We recast prior period information related to the change in segments, however, there were no revenues or cost of revenues associated with the Blue Creek mine.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Segment Adjusted EBITDA	$80,444	$88,346	$191,721	$429,877
Metric tons sold	2,137	1,688	6,120	5,523
Metric tons produced	2,040	1,739	6,179	5,570
Average net selling price per metric ton	$149.73	$189.54	$147.61	$218.79
Cash cost of sales per metric ton	$111.00	$136.10	$115.32	$140.07
Cost of production %	67%	66%	67%	63%
Transportation and royalties %	33%	34%	33%	37%
Adjusted EBITDA	$70,641	$78,492	$163,697	$394,634

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Cost of sales (exclusive of depreciation and depletion)	$239,525	$231,598	$711,672	$778,489
Asset retirement obligation accretion	(965)	(702)	(2,896)	(2,107)
Stock compensation expense	(1,344)	(1,152)	(3,028)	(2,777)
Cash cost of sales	$237,216	$229,744	$705,748	$773,605

Adjusted EBITDA

We define Adjusted EBITDA as net income before interest income, net, income tax (benefit) expense, depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, mark-to-market gain on gas hedges and business interruption expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2025	2024	2025	2024
Net income	$36,598	$41,766	$34,036	$249,467
Interest income, net	(2,128)	(7,257)	(7,508)	(22,616)
Income tax (benefit) expense	(13,746)	4,607	(15,466)	32,248
Depreciation and depletion	43,594	36,642	132,126	114,815
Asset retirement obligation accretion (1)	1,331	1,302	3,993	3,897
Stock compensation expense (2)	5,211	874	15,309	15,061
Other non-cash accretion (3)	494	451	1,483	1,353
Mark-to-market gain on gas hedges (4)	(710)	-	(295)	-
Business interruption (5)	(3)	107	19	409
Adjusted EBITDA	$70,641	$78,492	$163,697	$394,634

(1)
Represents non-cash accretion expense associated with our asset retirement obligations.
(2)
Represents non-cash stock compensation expense associated with equity awards.
(3)
Represents non-cash accretion expense associated with our black lung obligations.
(4)
Represents mark-to-market gain recognized on gas hedges.
(5)
Represents business interruption expenses associated with the labor strike.

Results of Operations

Three Months Ended September 30, 2025 and 2024

The following table summarizes certain unaudited financial information for these periods.

	For the three months ended September 30,
($ in thousands)	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$319,969	97.4%	$319,944	97.6%
Other revenues	8,620	2.6%	7,776	2.4%
Total revenues	328,589	100.0%	327,720	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	239,525	72.9%	231,598	70.7%
Cost of other revenues (exclusive of items shown separately below)	7,546	2.3%	8,854	2.7%
Depreciation and depletion	43,594	13.3%	36,642	11.2%
Selling, general and administrative	17,200	5.2%	11,510	3.5%
Total costs and expenses	307,865	93.7%	288,604	88.1%
Operating income	20,724	6.3%	39,116	11.9%
Interest expense	(2,307)	(0.7)%	(1,422)	(0.4)%
Interest income	4,435	1.3%	8,679	2.6%
Income before income tax expense	22,852	7.0%	46,373	14.2%
Income tax (benefit) expense	(13,746)	(4.2)%	4,607	1.4%
Net income	$36,598	11.1%	$41,766	12.7%

Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended September 30,
	2025	2024
Met Coal (metric tons in thousands)
Metric tons sold	2,137	1,688
Metric tons produced	2,040	1,739
Average net selling price per metric ton	$149.73	$189.54
Cash cost of sales per metric ton	$111.00	$136.10

We produced 2.0 million metric tons of steelmaking coal for the three months ended September 30, 2025 compared to 1.7 million metric tons for the three months ended September 30, 2024, representing a 17.3% increase. The increased production was driven by an increase of 176 thousand metric tons at the legacy mines and an increase of 123 thousand metric tons produced by three continuous miner units at the Blue Creek mine developing the initial longwall panel.

Sales for the three months ended September 30, 2025 were $320.0 million compared to $319.9 million for the three months ended September 30, 2024. The $0.1 million increase in sales was primarily driven by an $85.1 million increase in sales due to a 26.6% increase in steelmaking coal sales volume primarily due to Blue Creek sales of 343 thousand metric tons offset partially by an $85.1 million decrease in sales related to a $39.81 per metric ton decrease in the average net selling price per metric ton of our steelmaking coal. The average net selling price of our steelmaking coal decreased $39.81 from $189.54 per metric ton in the third quarter of 2024 to $149.73 per metric ton in the third quarter of 2025.

For the three months ended September 30, 2025, our geographic customer sales volume mix was 43% in Europe, 38% in Asia, 18% in South America and 1% in the United States. For the three months ended September 30, 2024, our geographic customer sales volume mix was 44% in Europe, 41% in Asia, 15% in South America and 1% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the three months ended September 30, 2025 were $8.6 million compared to $7.8 million for the three months ended September 30, 2024. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts and earned royalty revenue. The $0.8 million increase in other revenues is primarily driven by gains on mark-to-market gas hedges of $0.7 million, and an increase in the Southern Louisiana natural gas price average per Million British Thermal Unit ("MMBtu") of 46% offset partially by a decrease in natural gas sales volumes of 1% for the three months ended September 30, 2025 as compared to the prior year comparable period.

Cost of sales was $239.5 million, or 72.9% of total revenues, for the three months ended September 30, 2025, compared to $231.6 million, or 70.7% of total revenues for the three months ended September 30, 2024. The $7.9 million increase is primarily driven by a $61.1 million increase due to a 449 thousand metric ton increase in steelmaking coal sales volume offset partially by a $53.6 million decrease due to a $25.10 per metric ton decrease in cash cost of sales per metric ton due to lower average net selling prices of steelmaking coal and its impact on our labor, transportation and royalty costs; the sales mix of Blue Creek coal with its inherent lower cost structure; our disciplined approach to cost control and an increase in tons produced. For the three months ended September 30, 2025, cost of production represented 67% of cost of sales and transportation and royalties accounted for approximately 33% compared to cost of production of 66% and transportation and royalties of 34% for the three months ended September 30, 2024.

Cost of other revenues was $7.5 million or 2.3% of total revenues, for the three months ended September 30, 2025, compared to $8.9 million, or 2.7% of total revenues for three months ended September 30, 2024. The decrease is primarily driven by the reduction of gas compression costs and a 1% decrease in gas sales volumes.

Depreciation and depletion expenses were $43.6 million, or 13.3% of total revenues, for the three months ended September 30, 2025, compared to $36.6 million, or 11.2% of total revenues for the three months ended September 30, 2024. The $7.0 million increase in depreciation and depletion is primarily driven by an increase in additional assets placed into service at Blue Creek combined with a 26.6% increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.

Selling, general and administrative expenses were $17.2 million, or 5.2% of total revenues, for the three months ended September 30, 2025, compared to $11.5 million, or 3.5% of total revenues, for the three months ended September 30, 2024. The $5.7 million increase in selling, general and administrative expenses for the period is primarily due to an increase in employee related expenses.

Interest expense was $2.3 million, or 0.7% of total revenues, for the three months ended September 30, 2025, compared to interest expense of $1.4 million, or 0.4% of total revenues, for the three months ended September 30, 2024. The $0.9 million increase is due to an increase in interest on newly leased equipment.

Interest income was $4.4 million, or 1.3% of total revenues for the three months ended September 30, 2025, compared to $8.7 million, or 2.6% of total revenues for the three months ended September 30, 2024. The $4.2 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.

For the three months ended September 30, 2025, we recognized an income tax benefit of $13.7 million compared to income tax expense of $4.6 million for the three months ended September 30, 2024. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $13.7 million income tax benefit for the three months ended September 30, 2025, is primarily due to tax benefits related to depletion, marginal gas well credits and a discrete return to provision adjustment related to a tax accounting election change in Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") deductions.

The OBBBA was enacted on July 4, 2025, and updated the FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes will take effect for taxable years beginning after December 31, 2025. The marginal well credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.

Nine Months Ended September 30, 2025 and 2024

The following table summarizes certain unaudited financial information for these periods.

	For the nine months ended September 30,
($ in thousands)	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$903,393	97.6%	$1,208,366	98.4%
Other revenues	22,662	2.4%	19,389	1.6%
Total revenues	926,055	100.0%	1,227,755	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	711,672	76.8%	778,489	63.4%
Cost of other revenues (exclusive of items shown separately below)	23,629	2.6%	29,491	2.4%
Depreciation and depletion	132,126	14.3%	114,815	9.4%
Selling, general and administrative	47,566	5.1%	45,861	3.7%
Total costs and expenses	914,993	98.8%	968,656	78.9%
Operating income	11,062	1.2%	259,099	21.1%
Interest expense	(7,304)	(0.8)%	(3,458)	(0.3)%
Interest income	14,812	1.6%	26,074	2.1%
Net income before income tax expense	18,570	2.0%	281,715	22.9%
Income tax (benefit) expense	(15,466)	(1.7)%	32,248	2.6%
Net income	$34,036	3.7%	$249,467	20.3%

Sales and cost of sales components on a per unit basis were as follows:

	For the nine months ended September 30,
	2025	2024
Met Coal (metric tons in thousands)
Metric tons sold	6,120	5,523
Metric tons produced	6,179	5,570
Average net selling price per metric ton	$147.61	$218.79
Cash cost of sales per metric ton	$115.32	$140.07

We produced 6.2 million metric tons of steelmaking coal for the nine months ended September 30, 2025 compared to 5.6 million metric tons for the nine months ended September 30, 2024, representing an 10.9% increase. The increased production was driven by an increase of 667 thousand metric tons produced by three continuous miner units at the Blue Creek mine developing the initial longwall panel.

Sales for the nine months ended September 30, 2025 were $903.4 million compared to $1,208.4 million for the nine months ended September 30, 2024. The $305.0 million or 25.2% decrease in sales was primarily driven by a $435.6 million decrease in sales related to a 32.5% or $71.18 per metric ton decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $130.6 million increase in sales due to a 10.8% or 597 thousand metric ton increase in steelmaking coal sales volume. The 10.8% increase in sales volumes was driven by sales of 560 thousand metric tons of Blue Creek steelmaking coal.

For the nine months ended September 30, 2025, our geographic customer sales volume mix was 44% in Asia, 39% in Europe, 16% in South America and 1% in the United States. For the nine months ended September 30, 2024, our geographic customer sales volume mix was 43% in Asia, 39% in Europe, 17% in South America and 1% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the nine months ended September 30, 2025 were $22.7 million compared to $19.4 million for the nine months ended September 30, 2024. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $3.3 million increase in other revenues is due to an increase in the Southern Louisiana natural gas price average of 59% and gains on mark-to-market gas hedges of $0.3 million offset partially by a decrease in sales volume of 4% for the nine months ended September 30, 2025.

Cost of sales (exclusive of items shown separately below) was $711.7 million, or 76.8%, of total revenues, for the nine months ended September 30, 2025, compared to $778.5 million, or 63.4% of total revenues for the nine months ended September 30, 2024. The $66.8 million decrease is primarily driven by a $151.5 million decrease due to a $24.75 per metric ton decrease in cash cost of sales per metric ton offset partially by an $83.6 million increase due to a 10.8% or 597 thousand metric ton increase in steelmaking coal sales volume. The $151.5 million decrease in cash cost of sales per metric ton is due to lower average net selling prices of steelmaking coal and its impact on our labor, transportation and royalty costs; the sales mix of Blue Creek coal and its inherent lower cost structure; our disciplined approach to cost control and an increase in tons produced. For the nine months ended September 30, 2025, cost of production represented 67% of cost of sales and transportation and royalties accounted for approximately 33% compared to cost of production of 63% and transportation and royalties of 37% for the nine months ended September 30, 2024.

Depreciation and depletion expenses were $132.1 million, or 14.3% of total revenues, for the nine months ended September 30, 2025, compared to $114.8 million, or 9.4% of total revenues, for the nine months ended September 30, 2024. The $17.3 million increase in depreciation and depletion is primarily driven by additional assets placed into service at Blue Creek and a 10.8% or 597 thousand metric ton increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.

Selling, general and administrative expenses were $47.6 million, or 5.1% of total revenues, for the nine months ended September 30, 2025, compared to $45.9 million, or 3.7% of total revenues, for the nine months ended September 30, 2024. The $1.7 million increase in selling, general and administrative expenses for the period is primarily due to an increase in employee related expenses.

Interest expense was $7.3 million, or 0.8% of total revenues, for the nine months ended September 30, 2025, compared to $3.5 million, or 0.3% of total revenues, for the nine months ended September 30, 2024. The $3.8 million increase is due an increase in interest on newly leased equipment.

Interest income was $14.8 million, or 1.6% of total revenues for the nine months ended September 30, 2025, compared to $26.1 million, or 2.1%, of total revenues for the nine months ended September 30, 2024. The $11.3 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.

We recognized income tax benefit of $15.5 million and income tax expense of $32.2 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax loss at the end of the interim reporting period. The effective income tax rate for the nine months ended September 30, 2025 varied from the statutory federal income tax rate of 21%, primarily due to tax benefits related to depletion, marginal gas well credits and a discrete return to provision adjustment related to a tax accounting election change in FDII deductions.

The OBBBA was enacted on July 4, 2025, and updated the FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes will take effect for taxable years beginning after December 31, 2025. The Marginal Well Credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.

Liquidity and Capital Resources

Overview

Our sources of cash have been steelmaking coal and natural gas sales to customers, proceeds received from the Notes and access to our Amended ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, working capital, our capital expenditures, including capital expenditures and mine development for the development of Blue Creek, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.

Going forward, we plan to use cash to fund debt service payments on our Notes, the Amended ABL Facility and our other indebtedness, to fund operating activities, working capital, the development of Blue Creek, capital expenditures, our reclamation obligations, our black lung obligations, professional fees and other non-recurring transaction expenses and strategic investments, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs, including the development of Blue Creek, going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the Amended ABL Facility, and, in the case of any future strategic investments, capital needs, the development of Blue Creek, or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.

Our total liquidity as of September 30, 2025 was $525.2 million, consisting of cash and cash equivalents of $336.3 million, short-term investments of $46.4 million, which is net of $9.8 million posted as collateral, long-term investments of $2.0 million and $140.5 million available under our Amended ABL Facility. As of September 30, 2025, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility.

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

In addition, in connection with the acquisition of certain assets of Walter Energy, we assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which we are self-insured. We have posted $18.6 million in surety bonds and $9.8 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $1.0 million that was acquired from Walter Energy. We received a letter from the U.S. Department of Labor ("DOL") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DOL on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DOL held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DOL lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision. In addition, on January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules require, among other requirements, self-insured operators to apply for self-insurance authorization and all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On February 20, 2025, we received another letter from the DOL notifying us that we did not need to provide any of the information requested under the published final rule and the DOL will provide us with additional guidance in the future after consultation with the new DOL leadership.

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2025, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $47.5 million, $18.6 million as collateral for self-insured black lung related claims and $11.8 million for miscellaneous purposes.

We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our Amended ABL Facility, will provide adequate resources to fund our debt service payments and planned operating and capital expenditure needs, including the development of Blue Creek, for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the current weakness in steelmaking coal prices and the uncertain economic impacts of new and existing tariffs on our business.

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

If our cash flows from operations are less than we require, we may need to incur additional debt or issue additional equity. From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be affected by many factors, including: (i) our credit ratings, (ii) the liquidity of the overall capital markets, (iii) the current state of the global economy and (iv) restrictions in our Amended ABL Facility, the indenture governing the Notes (the "Indenture"), and any other existing or future debt agreements. There can be no assurance that we will have or continue to have access to the capital markets on terms acceptable to us or at all.

Statements of Cash Flows

Cash balances were $336.3 million and $491.5 million at September 30, 2025 and December 31, 2024, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30,
	2025	2024
Net cash provided by operating activities	$153,157	$313,241
Net cash used in investing activities	(305,926)	(395,807)
Net cash used in financing activities	(2,266)	(64,987)
Net decrease in cash, cash equivalents and restricted cash	$(155,035)	$(147,553)

Operating Activities

Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax benefit, stock-based compensation expense, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations, mark-to-market adjustments on gas hedges and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers, production and sale of coal inventory and disbursements to our vendors is the primary driver of changes in our working capital.

Net cash provided by operating activities was $153.2 million for the nine months ended September 30, 2025, and was primarily attributed to a net income of $34.0 million adjusted for depreciation and depletion expense of $132.1 million, stock based compensation expense of $15.3 million, deferred income tax benefit of $14.3 million, accretion of asset retirement obligations of $4.0 million, amortization of debt issuance costs and debt discount of $1.2 million, mark-to-market gain on gas hedges of $0.3 million and an increase in our net working capital of $14.6 million. The increase in our net working capital was primarily driven by increases in prepaid longwall costs and increased inventory, offset partially by increased accounts payable due to timing of payments.

Net cash provided by operating activities was $313.2 million for the nine months ended September 30, 2024, and was primarily attributed to net income of $249.5 million adjusted for depreciation and depletion expense of $114.8 million, stock based compensation expense of $15.1 million, accretion of asset retirement obligations of $3.9 million, deferred income tax benefit of $3.4 million, amortization of debt issuance costs and debt discount of $1.2 million, and an increase in our net working capital of $52.6 million. The increase in our working capital was primarily driven by an increase in accounts receivable due to higher sales volumes and the timing of sales and increased inventory offset partially by increased accounts payable due to timing of payments.

Investing Activities

Net cash used in investing activities was $305.9 million and $395.8 million for the nine months ended September 30, 2025 and 2024, respectively, primarily due to purchases of property, plant and equipment and mine development. In addition, for the nine months ended September 30, 2025 we made the first payment of $9.4 million for the new federal coal leases. Capital expenditures for the development of Blue Creek were $171.2 million and $246.4 million for the nine months ended September 30, 2025 and 2024, respectively.

Financing Activities

Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2025, primarily due to the receipt of proceeds on equipment financing of $48.8 million offset partially by principal repayments of finance lease obligations of $28.0 million, payment of regular quarterly dividends of $13.6 million and payments for taxes related to net share settlement of equity awards of $9.4 million.

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

During the nine months ended September 30, 2025, we have paid $13.6 million of regular quarterly dividends under the Capital Allocation Policy.

Regular Quarterly Dividend

On February 9, 2024, our Board approved an increase in the regular quarterly cash dividend by 14% and declared a regular quarterly cash dividend of $0.08 per share, which was paid February 26, 2024, to stockholders of record as of the close of business on February 20, 2024.

On April 25, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on May 13, 2024, to stockholders of record as of the close of business on May 6, 2024

On July 26, 2024, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on August 13, 2024, to stockholders of record as of the close of business on August 6, 2024

On February 11, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid March 3, 2025, to stockholders of record as of the close of business on February 24, 2025.

On April 23, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on May 12, 2025, to stockholders of record as of the close of business on May 5, 2025.

On July 29, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on August 15, 2025, to stockholders of record as of the close of business on August 8, 2025.

On October 28, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which we plan to distribute on November 14, 2025, to stockholders of record as of the close of business on November 7, 2025.

Special Dividend

On February 9, 2024, our Board declared a special cash dividend of $0.50 per share, which was paid on March 7, 2024 to stockholders of record as of the close of business on March 1, 2024.

Amended ABL Facility

On August 28, 2025, Warrior Met Coal, Inc. (the “Company”) entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amends the Company's existing Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increases the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extends the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amends certain borrowing base calculations and other terms and provisions of the credit facility. As of September 30, 2025, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. At September 30, 2025, we had $140.5 million of availability under the Amended ABL Facility.

Revolving loan (and letter of credit) availability under the Amended ABL Facility is subject to a borrowing base, which at any time is equal to the sum of certain eligible billed and unbilled accounts receivable, certain eligible inventory, certain eligible supplies inventory and qualified cash, in each case, subject to specified advance rates. The borrowing base availability is subject to certain reserves, which may be established by the agent in its reasonable credit discretion. The reserves may include rent reserves, lower of cost or market reserves, port charges reserves and any other reserves that the Agent determines in its reasonable credit judgment to the extent such reserves relate to conditions that could reasonably be expected to have an adverse effect on the value of the collateral included in the borrowing base.

Borrowings under the Amended ABL Facility bear interest at a rate equal to either (i) the Secured Overnight Financing Rate ("SOFR"), or (ii) an alternate base rate plus, in each case of the foregoing (i) and (ii), an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. In addition to paying interest on the outstanding borrowings under the Amended ABL Facility, we are required to pay a fee in respect of unutilized commitments, which is based on the availability of the commitments under the Amended ABL Facility, ranging from 25 bps to 37.5 bps. We are also required to pay a fee on amounts available to be drawn under outstanding letters of credit under the Amended ABL Facility at a rate not in excess of 200 bps, and certain administrative fees.

The Amended ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the Amended ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the Amended ABL Facility is less than a certain amount. As of September 30, 2025, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the Amended ABL Facility also contains customary events of default.

We were in compliance with all applicable covenants under the Amended ABL Facility as of September 30, 2025.

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

Our capital expenditures were $226.1 million and $326.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the nine months ended September 30, 2025 were $171.2 million and $887.7 million has been spent on this project to date. Our deferred mine development costs were $71.8 million and $19.5 million for the nine months ended September 30, 2025 and September 30, 2024, respectively, and relate to the development of Blue Creek.

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

As of September 30, 2025, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2024 Annual Report.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2025, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $47.5 million, for collateral for self-insured black lung related claims totaling $18.6 million and for miscellaneous purposes totaling $11.8 million.

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

We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of September 30, 2025, the Company had 1,500,000 metric million British thermal unit gas swap contracts outstanding.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2025 and December 31, 2024, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our Amended ABL Facility bears an interest rate equal to SOFR, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the Amended ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2025, assuming we had $140.5 million outstanding under our Amended ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the Amended ABL Facility by approximately $1.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2025. Based on the evaluation of our disclosure controls and procedures as of September 30, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the three months ended September 30, 2025:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
July 1, 2025 - July 31, 2025
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
August 1, 2025 - August 31, 2025
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
September 1, 2025 - September 30, 2025
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	—		—

(1)
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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended September 30, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.5

Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)

10.1

First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of August 28,2025, by and among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent) (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on September 2, 2025).

31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104).

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WARRIOR MET COAL, INC.

Date: November 5, 2025	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)