Form 10-K
period 2025-12-31
WARRIOR MET COAL, INC.
filed 2026-02-12
CIK 1691303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of voting stock held by non-affiliates of the registrant, based on the closing price of the common stock on June 30, 2025, the registrant’s most recently completed second fiscal quarter, as reported by the New York Stock Exchange, was approximately $2.5 billion.

Number of shares of common stock outstanding as of February 11, 2026: 52,570,156

Documents Incorporated By Reference

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference into Part III of this report for the year ended December 31, 2025.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Annual Report”) includes statements of our expectations, intentions, plans and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are intended to come within the safe harbor protection provided by those sections. These statements, which involve risks and uncertainties, relate to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable and may also relate to our future prospects, developments and business strategies. We have used the words “anticipate,” “approximately,” “assume,” “believe,” “could,” “contemplate,” “continue,” “estimate,” “expect,” “target,” “future,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “should” and similar terms and phrases, including in references to assumptions, in this Annual Report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed in or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to:

•
the impact of global pandemics, including its impact on our business, employees, suppliers and customers, the steelmaking coal and steel industries, and global economic markets;
•
the impacts of inflation on our business, including on our costs and our profitability;
•
our relationships with, and other conditions affecting, our customers;
•
successful implementation of our business strategies;
•
unavailability of, or price increases in, the transportation of our metallurgical (“met”) or steelmaking coal;
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
•
our ability to comply with covenants in our First Amendment to the Second Amended and Restated Credit Facility (the “Amended ABL Facility”) and the Indenture (as defined below);
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
•
geopolitical events, including the effects of the Russia-Ukraine war;
•
the inability to transport our products to customers due to rail performance issues or the impact of weather and mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama; and
•
other factors, including the other factors discussed in “Risk Factors.”

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

Part I

Item 1. Business

Overview

Warrior Met Coal, Inc. (together with its subsidiaries, the "Company" or "Warrior") is a U.S.-based, environmentally and socially minded supplier to the global steel industry headquartered in Brookwood, Alabama. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality met or steelmaking coal, also known as hard coking coal (“HCC”), operating highly efficient longwall operations in our underground mines based in Alabama, Mine No. 4, Mine No. 7 and Blue Creek. Our steelmaking coal production totaled 9.3 million metric tons in 2025. Our natural gas operations remove and sell natural gas from our owned and leased coal seams by reducing natural gas levels in our mines.

We operate as a one reportable segment. See the consolidated financial statements beginning on page F-1 of this Annual Report for our consolidated revenues, profit/loss and total assets.

Our Competitive Strengths

We believe that we have the following competitive strengths:

Leading pure play steelmaking coal producer focused on premium steelmaking coal products. Unlike other publicly listed U.S. coal companies, substantially all of our revenue is derived from the sale of premium steelmaking coal in the global seaborne markets. Our resources are primarily allocated to the mining, transportation and marketing of steelmaking coal. The premium nature of our steelmaking coal makes it ideally suited as a base feed coal for steel makers and our Mine No. 7 steelmaking coal is a low volatility ("Low Vol") coal that results in price realizations near or above the S&P Global Platts Index (as defined below). Our Mine No. 4 and Blue Creek steelmaking coals are a high volatility ("High Vol") A quality coal that typically trades at a discount to the price of coal from Mine No. 7. We primarily target the East Coast High Vol A index for sales of our Mine No. 4 and Blue Creek coals that are destined for the Atlantic Basin. Whereas we target a variety of indices, including Platts Premium Low Vol and Platts Low Vol HCC for sales destined to the Pacific Basins. Our Blue Creek coal is also primarily sold into Asia and is sold on a cost and freight ("CFR") basis. The combination of high strength, high fluidity, low sulfur, low-to-medium ash, Low Vol to High Vol, and other characteristics of our coals, as well as our ability to blend them, makes our HCC product an important component within our customers’ overall coking coal requirements. As a result of our premium steelmaking coal, we are able to achieve higher realized prices and operating margins relative to other U.S. steelmaking coal producers.

World-class Blue Creek commences longwall operations. We commenced longwall operations at the Blue Creek mine in October 2025, eight months ahead of schedule and on budget. Even in these early stages of production and sales, Blue Creek has already contributed to lower cash costs, further improving our position in the first-quartile global cost curve. In addition, Blue Creek's low-cost structure has reduced our all-in cash cost breakeven point and enhanced our profitability and cash flow generation. Blue Creek is a High Vol A coal reserve with an estimated mine life of approximately 40 years assuming a single longwall operation. The commencement of longwall operations at Blue Creek, combined with better-than-expected recovery and the anticipated addition of a fourth continuous miner unit, is expected to increase our annual High Vol A nameplate production capacity up to approximately 6.4 million metric tons per year, thereby increasing our annual nameplate production capacity by 88% from 7.3 million metric tons per year to 13.7 million metric tons per year. While our nameplate production capacity has significantly increased, actual annual sales and production volumes will be dependent upon steelmaking coal market conditions.

We are initially focused on optimizing production volume from the first longwall operation before considering the capital expenditures and time requirements associated with developing a second longwall. We believe this optimization can be achieved with minimal to no incremental capital expenditures. From the outset of Blue Creek's development, our plans contemplated the potential to add a second longwall should market fundamentals warrant it, and the project's infrastructure has been designed with the flexibility to support higher volumes.

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

Robust logistics and significant logistical cost advantage to the seaborne market. We have developed a logistics strategy based on multiple modalities, multiple carriers for both rail and river transportation and multiple terminals to ensure reliability of supply and cost-competitive rates. Our ability to move our coals via rail and/or barge is a significant advantage for Warrior. Our three operating mines are located approximately 300 miles from our primary export terminal in Mobile, Alabama. Our proximity to port and the flexibility of our logistics networks underpin our logistical cost advantage compared to other U.S. steelmaking coal producers. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Europe, South America and Asia. We have a shipping time and distance advantage serving customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada. Our strategic location is enhanced by our long-tenured, well-established customer portfolio.

High realized prices and low variable cost structure drive industry leading margins. The coal from our mines is competitive in quality with the premium HCC produced in Australia, which is used to set pricing for the industry. The combination of low sulfur, low-to-medium ash, Low Vol to High Vol A and high coking strength drives our consistently high price realization relative to other U.S. steelmaking coal producers who typically focus on lower rank steelmaking coals. We believe our mines are some of the lowest cost steelmaking coal mines in North America.

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

Disciplined financial policies to ensure stable performance. We believe maintaining financial discipline will provide us with the ability to manage the volatility in our business resulting from changes in steelmaking coal prices. We intend to preserve a strong and conservative balance sheet, with sufficient liquidity and financial flexibility to support our operations. As of December 31, 2025, we had approximately $483.9 million of available liquidity consisting of $300.0 million of cash and cash equivalents, short-term investments of $43.4 million, net of $9.9 million posted as collateral, and available liquidity under our Amended ABL Facility of $140.5 million. In the event we generate cash flow in excess of the needs of our business, we plan to take a holistic approach to capital allocation and will evaluate a range of options, including debt repayment. We will seek to preserve our capital structure with low financial leverage that is largely free from legacy liabilities in order to ensure maximum free cash flow generation.

Highly experienced leadership team with deep industry expertise. Our Chief Executive Officer (“CEO”), Walter J. Scheller, III, is the former CEO of Walter Energy, Inc. ("Walter Energy") and has eleven years of direct experience managing Mine No. 4 and Mine No. 7, and over 30 years of experience in longwall coal mining. Furthermore, our Chief Operating Officer, Jack Richardson, has extensive direct operational experience in steelmaking coal longwall mining. We have a strong record of operating safe mines and are committed to environmental excellence. Our dedication to safety is at the core of all of our overall operations as we work to further reduce workplace incidents by focusing on policy awareness and accident prevention. Our continued emphasis on enhancing our safety performance has resulted in total reportable incidence rates of 2.51 at Mine No. 4, 1.64 at Mine No. 7 and 2.01 at Blue Creek for the year ended December 31, 2025, which is 53% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.20 for the six months ended June 30, 2025, which represents the latest data available.

Strong focus on reducing greenhouse gas emissions and water usage. Investors and other third parties are increasingly focused on sustainability matters. With a view towards being an industry leader in environmental stewardship, we are actively engaged in several initiatives that occur before, during and after mining to reduce greenhouse gas ("GHG") emissions, including the capture of coalbed methane. We remain committed to reducing our GHG emissions and water usage and have made steady progress toward our 2030 emissions reduction target of 50% and 25% from our 2021 baseline year, respectively. We are pleased to report that we reduced our Scope 1 and Scope 2 GHG emissions by 37% from baseline year levels and achieved a 34% water recycling rate in 2025.

We also operate a low-quality gas plant, which is able to improve the quality of ordinarily unsaleable gas that would otherwise escape to the atmosphere. The improved gas is then sold and used by consumers. This plant operates using a complex system that concentrates the methane by removing other gases such as nitrogen and oxygen. For the full year 2025, we achieved an estimated methane capture rate of 74% through our low-quality gas plant and flaring initiatives. Through our commitment to reducing the use of fresh water in our operations, we invested in innovative dry-coal slurry systems to optimize water use throughout the coal production process. The dry slurry systems reached full operating status at Mine No. 7 in early 2025 and at Blue Creek in late 2025. These systems serve as a foundational component of Warrior's broader strategy to improve water efficiency across our operations. The system uses advanced mechanical and pneumatic technologies to separate the coal from impurities without the heavy reliance on water required by traditional slurry systems. We also continuously work to evaluate and test emerging technologies that can optimize our water usage and successfully achieved a 99.6% compliance record with the EPA National Pollutant Discharge Elimination System ("NPDES") program, which addresses water pollution by regulating point source discharges. We remain committed to taking steps to decrease our carbon footprint by reducing GHG emissions and water usage, minimizing our impact on the environment.

Our Business Strategies

Our objective is to increase stockholder value through our continued focus on asset optimization and cost management to drive profitability and cash flow generation. Our key strategies to achieve this objective are described below:

Maximize profitable production. In the year ended December 31, 2025, we produced a record high 9.3 million metric tons of steelmaking coal from Mine No. 7, Mine No. 4 and Blue Creek. With the commencement of longwall operations at Blue Creek in October 2025, we anticipate a significant increase in our High Vol A steelmaking coal in 2026. Based on our management’s operational experience, we are confident in our ability to continue to produce at or close to capacity in a safe and efficient manner, and with a comparable cost profile to our current costs, should market conditions warrant.

Maximize strategic organic growth and profitability. On November 5, 2025, we announced that longwall operations commenced at Blue Creek, eight months ahead of schedule. The Blue Creek mine ramped steadily toward full production. Even in these early stages of production and sales, Blue Creek's contributions to our financial results are having a notable impact, which we expect will only increase as the mine continues to ramp up toward full production. The new single longwall at Blue Creek combined with better-than-expected recovery and the anticipated addition of a fourth continuous miner unit is expected to increase the nameplate production capacity up to approximately of 6.4 million metric tons per annum of premium High Vol A steelmaking coal over the first ten years of production. We expect Blue Creek to be a transformational investment that will increase annual production capacity by 88% and expand the range of premium hard coking coals we supply to our global customers. While our nameplate production capacity has significantly increased, actual annual sales and production volumes will be dependent upon steelmaking coal market conditions. We are initially focused on optimizing production from the first longwall operation before evaluating the capital requirements and timing associated with developing a second longwall. We believe this optimization can be achieved with minimal to no incremental capital expenditures. From the outset of Blue Creek's development, our plans contemplated the potential addition of a second longwall should market fundamentals warrant it, and the project's infrastructure was designed to support higher volumes. We anticipate that Blue Creek will decrease our cash costs and further strengthen our position in the first quartile global cost curve. In addition, due to Blue Creek's expected low-cost structure, we expect it will significantly drive down our all-in cash cost breakeven point and enhance our profitability and cash flow generation.

In addition to the operational progress at Blue Creek, we strengthened our long-term growth platform through the recently finalized federal coal leases with the Bureau of Land Management ("BLM"). These leases provide access to approximately 48 million metric tons of additional reserves, enhancing the strategic resource base that underpins our development initiatives. The additional BLM reserves increase long-term production visibility, support optionality for incremental mining areas at both Blue Creek and Mine No. 4, and further reinforce the multi-decade runway for organic growth.

Broaden our marketing reach and maintain strong correlation between realized coal prices and the S&P Platts Index. We follow a commercial strategy focused on optimizing our net price realizations, which includes: (i) opportunistic selling into the spot steelmaking coal market and (ii) to a lesser extent selected instances of entering into fixed price contracts. Each of these elements is intended to further embed our coal product among a broader group of steel customers. Traditionally, we have predominantly marketed our coal to European and South American buyers. In recent years, due to a combination of market dynamics and geopolitical events we have expanded the marketing of our coal to Asia and we are actively marketing our coal to India and Southeast Asia buyers. For the year ended December 31, 2025, our sales geographic customer mix was 48% in Asia, 37% in Europe, 14% in South America and 1% in the U.S. This compares to our geographic customer mix for the year ended December 31, 2024 of 42% in Asia, 38% in Europe, 19% in South America and 1% in the U.S. When advantageous, we work with strategic partners to assist in the marketing of our coals. We benefit from the local presence and knowledge of these partners to capture the highest value for our premium coals.

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

Description of Our Business

Our underground mining operations are headquartered in Brookwood, Alabama and as of December 31, 2025, based on a reserve report prepared by Marshall Miller & Associates, Inc., were estimated to have approximately 179.3 million metric tons of recoverable reserves located in west central Alabama between the cities of Birmingham and Tuscaloosa. Operating at approximately 2,000 feet below the surface, Mines No. 4 and No. 7 are two of the deepest underground coal mines in North America. Our now-operational Blue Creek mine is a slope mine and is one of the last remaining large-scale premium High

Vol A reserves in the U.S., with an estimated 40-year mine life. The steelmaking coal within these mines is mined using longwall extraction technology with development support from continuous miners.

Our underground mining operations are located approximately 300 miles from our export terminal at the Port of Mobile in Alabama, which we believe to be the shortest mine-to-port distance of any U.S.-based steelmaking coal producer. Our low and variable cost structure, and our flexible and efficient rail and barge network underpins our cost advantage and dependable access to the seaborne markets. We sell our coal to a diversified customer base of blast furnace steel producers, primarily located in Asia, Europe and South America. We have a shipping time and distance advantage serving our customers throughout the Atlantic Basin relative to competitors located in Australia and Western Canada.

Our HCC, mined from the Southern Appalachian region of the United States, is characterized by low-to-high volatile matter, low sulfur, high fluidity, and high strength. These qualities make our coal ideally suited as a coking coal for the manufacture of steel. As a result of our high-quality coal, our realized price for Mine No. 7 coal has historically approximated the Platts Premium Low Volatility FOB Australian Index price (the “S&P Platts Index”). Our Mine No. 4 and Blue Creek steelmaking coals are a High Vol A quality coal that typically trades at a discount to the price of coal from Mine No. 7. We primarily target the East Coast High Vol A index for sales of our Mine No. 4 and Blue Creek coals that are destined for the Atlantic Basin. Whereas we target a variety of indices, including Platts Premium Low Vol and Platts Low Vol HCC for sales destined to the Pacific Basins. Our Blue Creek coal is also primarily sold into Asia and is sold on a cost and freight ("CFR") basis.

We have 90.1 million metric tons of recoverable reserves at Mines No. 4 and No. 7. Mines No. 4 and No. 7 are located near Brookwood, Alabama, and are serviced by CSX railroad. A coal producer is typically responsible for transporting the coal from the mine to an export coal-loading facility. Exported coal is usually sold at the loading port, with the buyer responsible for further transportation from the port to their location. Both mines also have access to our barge load-out facility on the Black Warrior River. Service via both rail and barge culminates in delivery to the Port of Mobile in Alabama, where shipments are exported to our international customers via ocean vessels. Substantially all of our steelmaking coal sales consist of sales to international customers. We also have alternative outbound logistics routes to increase transportation and vessel shipping optionality.

We also have 89.2 million metric tons of recoverable reserves and 54.0 million metric tons of coal resources exclusive of reserves at Blue Creek. We have the ability to acquire adjacent reserves and we also plan to continue to explore areas currently categorized as resources exclusive of reserves to further increase our reserve tonnage. Blue Creek is located near Brookwood, Alabama, and is serviced by NS railroad to the export coal-loading facility in Mobile, Alabama. Blue Creek also has its own barge loadout facility on the Black Warrior River, which is expected to be completed in the second quarter of 2026. Exported coal is usually sold at the loading port, and is primarily sold on a CFR basis to customers in Asia.

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

Competition

Substantially all of our steelmaking coal sales are exported. Our major competitors sell into our core business areas of Asia, Europe and South America. We primarily compete with producers of premium steelmaking coal from Australia, Canada, Russia, Mozambique and the United States. The principal factors on which we compete are steelmaking coal prices at the port of delivery, coal quality and characteristics, customer relationships and the reliability of supply. The demand for our steelmaking coal is significantly dependent on the general global economy and the worldwide demand for steel. Although there are significant challenges in the current economy, we believe that we have competitive strengths in our business areas that provide us with distinct advantages.

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

Environmental, Social and Governance

We take pride in our environmental record and strive to be an industry leader in environmental stewardship. We recently released our annual Environmental, Social and Corporate Governance ("ESG") sustainability report that was prepared in accordance with the Sustainability Accounting Standards Board standards for Coal Operations and highlights our goals of becoming an industry leader in environmental stewardship, maintaining a strong environmental compliance record and safety statistics that are better than the industry average, and forming collaborative partnerships focused on workforce development and our communities.

We continually invest in new technologies to lessen our environmental impact and to improve our efficiencies and productivity. Our executive leadership team, from our Board down, is fully committed to being a responsible corporate citizen to our employees, customers, communities, and other stakeholders. Highlights of our sustainability strategies are detailed below.

Environmental

We work to safely and efficiently produce some of the highest quality HCC steelmaking coal for our global customers while minimizing our environmental impact. This includes accounting for and working to reduce our GHG emissions, water usage and impact on biodiversity.

GHG Emissions

We remain committed to reducing our GHG emissions and have made steady progress toward our 2030 emissions reduction target of 50% from our 2021 baseline year. After completing our third inventory of Scope 1 and Scope 2 GHG emissions in reference to GHG Protocol Standards, we achieved notable progress in 2025. While Scope 1 emissions, encompassing direct emissions from Warrior-owned or controlled sources, increased slightly year-over-year in 2025 due to an increase of ventilation air methane encountered in certain geology at Mine No. 7, the Company realized a slight year-over-year decrease in Scope 2 emissions and remains on track to achieve the stated 50% emission reduction target by 2030. Collectively, Company-wide total Scope 1 and Scope 2 emissions in 2025 decreased by over 27% from our 2021 baseline year. Our emissions intensity, a measure of CO2e per unit of production, improved by 54% compared to our 2021 baseline year, showcasing our ability to maintain high production efficiency while reducing environmental impacts.

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

Central to our emission reduction efforts is methane management, as methane remains the predominant GHG emission in our operations. For the full year 2025, we achieved an estimated methane capture rate of 74% through advanced degasification systems and flaring initiatives. Our innovative degasification network enables the transformation of methane, a necessary byproduct of mining, into an energy source, mitigating its release into the atmosphere and turning it into an asset.

Water Management

We remain committed to reducing our water consumption and have made steady progress toward our 2030 reduction target of 25% from our 2021 baseline year. We recognize water as an essential natural resource and we are committed to responsible usage in support of our facilities. We continuously work to evaluate and test emerging technologies that can optimize our water usage. Freshwater is primarily used for processing coal or sent underground for use in mining operations, such as dust control. This optimizes the performance of our mining machinery and helps create and maintain a safe environment for our workforce. We are proud that we achieved a 34% water recycling rate in 2025, decreasing water withdrawn from freshwater and municipal sources..

Through our commitment to reducing the use of fresh water in our operations, we invested in innovative dry-coal slurry systems to optimize water use throughout the coal production process. The dry slurry systems reached full operating status at Mine No. 7 in early 2025 and at Blue Creek in late 2025. The systems uses advanced mechanical and pneumatic technologies to separate coal from impurities without the heavy reliance on water required by traditional slurry systems. By replacing water-intensive methods, the system significantly reduces water usage, minimizes the generation of coal slurry waste, and eliminates the need for large impoundments for waste storage. Not only does this conserve critical natural resources but also reduces the environmental impact associated with wastewater treatment and disposal.

Waste Management

We have a strong environmental compliance record (99.6%) with the EPA's NPDES program, which addresses water pollution by regulating point sources that discharge pollutants into U.S. waters. According to the World Resources Institute, we do not have any mines operating within or near regions identified with high or extremely high baseline water stress. In 2023, we implemented the EMIS software, which enhances our monitoring and tracking for water quality and usage, waste management, and GHG emissions, among other items. Currently, we control seven certified tailings impoundment facilities that are subject to MSHA regulations and certification. Of these seven impoundments, five are classified as low hazard facilities and only two of the five are active. Our two high-hazard slurry tailings impoundments are subject to comprehensive risk assessments and third-party inspections to uphold stringent safety standards and regulatory compliance. In 2025, we completed comprehensive Emergency Action Plans for the two high-hazard facilities certified by third-party experts outlining detailed emergency contacts and actions to be taken in the event of an unexpected incident. We have also joined the Alabama Dam Safety Program, a voluntary initiative administered through local Emergency Management Agencies that tracks and documents dam performance and inspection data to support planning, public safety, and enhanced transparency around facility stewardship. Demonstrating our commitment to safe and sustainable operations, we continue to prioritize the diligent management and eventual decommissioning of these sites in alignment with our long-term sustainability objectives.

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

For five consecutive years we have earned awards demonstrating our commitment to the environment and these efforts reinforce our reputation as a leader in responsible mining and land stewardship, emphasizing our commitment to maintaining ecological balance and ensuring a sustainable future for all of our stakeholders. Prioritizing biodiversity protection is integral to our ESG strategy, demonstrating our dedication to the long-term health of the ecosystems that share our operational landscape.

Coal Mine Methane and Secure Geological Storage of Carbon Oxide

We continue to evaluate current and pending regulations on clean hydrogen production, carbon sequestration and methane capturing tax credits offered under Internal Revenue Code Sections 45Q and 45V as amended and introduced by the Inflation Reduction Act of 2022. We are in discussions with potential third-party partners to identify ways to optimize our existing network for capturing coal mine methane ("CMM") as feedstock for the potential production of hydrogen and to serve as secure geological storage for captured qualified carbon oxide which are products and services incentivized by the credits. Other potential incentives include, but are not limited to, voluntary markets, power generation, other related tax credit programs, and commercial opportunities within emerging technology and compliance programs. There may be a significant capital investment required in order to comply with the regulations and, there can be no assurance that our actions, or any others we may take, will be successful in taking advantage of the credits available. In addition, the Trump Administration may make changes to the regulations on production tax credits and incentives that are currently offered under Sections 45Q and 45V.

Social

Safety

Safety is an essential part of our identity and operations, woven into every aspect of our business. In 2025, our commitment to safety remained steadfast across our mining operations. Regularly tracking safety performance is a critical part of our operations, with a clear focus on personal injury and reportable accident data. Throughout 2025, we allocated in excess of $4.0 million to safety and security related initiatives. These investments include advanced safety equipment, training and competency programs, enhanced monitoring and communication systems and comprehensive inspection and audit activities. In 2025, our total incidence rate was 1.96, which is 53% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.20 for the six months ended June 30, 2025, which represents the latest data available. Our improvements and constant progress reflect the effectiveness of our ongoing investments in safety protocols, training programs and advanced safety equipment. We allocate significant resources to these areas, demonstrating our commitment to maintaining and advancing the highest degree of safety standards. Our safety infrastructure is led by a team of over 30 dedicated safety professionals spread across our corporate and mining operations, including two dedicated Mine Rescue teams. These teams, the only mine operated rescue teams in the state apart from the state sponsored groups, exemplify our unwavering commitment to safety and emergency preparedness. In 2025, we also lead the creation of the Crimson Safety Council, Alabama's newest chapter of the Joseph A. Holmes Safety Association, which received recognition from the Alabama Mining Association. This milestone reflects our leadership in promoting safety culture not only within our own operations but across the broader mining community.

Training

We support employee development and policy compliance through a combination of instructor‑led training, technical certification programs, and self‑paced digital learning. In 2025, employees completed more than 57,000 hours of training, representing a 14% increase year over year. Training was delivered through over 400 instructor‑led classes and covered underground and surface refresher courses, new‑hire onboarding, maintenance, advanced first aid, and leadership development. These programs are designed to promote safe operations, regulatory compliance, and the development of skills aligned with our operational and growth objectives.

Our learning and development framework integrates organizational development, technical training, and leadership development supported by a centralized learning management system. In 2025, employees completed over 400 digital courses and participated in 126 hours of live virtual instruction delivered by subject‑matter experts. Leadership development incorporated strengths‑based assessments, engagement surveys, coaching, and in‑person instruction, resulting in over 950 hours of structured leadership development, including individualized coaching for employees and interns. We also continued to invest in training infrastructure, including an e‑learning lab and immersive simulation technology, to enhance workforce readiness and support long‑term capability building across the organization..

Human Capital

As of December 31, 2025, we had more than 1,485 employees, of whom 945 were hourly employees and 540 were salaried employees. Our human capital strategy focuses on safety, workforce development, engagement, and long‑term retention. The Board of Directors, through its Human Resources and Compensation Committee, provides oversight of employee‑related policies and practices, including compensation and benefits, talent development, engagement, and workforce well‑being. We seek to foster a workplace culture grounded in professionalism, respect, fairness, and accountability, and we view our employees as central to the execution of our operational and long‑term growth strategies.

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

Opportunity and Inclusion: We work to foster an environment in which each person can thrive. This includes treating everyone with respect, valuing diversity, and fostering safe and inclusive environments. Warrior's Code of Business Conduct and Ethics and Human Rights Policy promote and support diversity by offering a workplace in which people are protected from harassment and discrimination based on gender, race, age, sexual orientation, and other factors. Employees have the right and are empowered to report issues via several reporting channels, including our third party-managed confidential employee hotline should they wish to remain anonymous. As of December 31, 2025, approximately one-third of our Board was female, an our workforce reflected a mix of backgrounds. Our workforce's diverse composition spans age and experience as well. As of December 31, 2025, approximately 12% of our employees were between the ages of 18 and 25 and another 25% were between 25 and 35, meaning 38% of our workforce is under the age of 35. This provides a strong base of early-career employees, forming a critical pipeline of future leaders. At the same time, 27% of our employees are between 35 and 45 and 23% are between 45 and 55, with half of our workforce, 49%, in this mid-career range. These experienced employees provide technical expertise, institutional knowledge, and mentorship needed to develop the next generation of talent.

Human Rights: Respect for human rights is a core value. Our Human Rights Policy is informed by internationally recognized standards and applies across our operations. The Board of Directors provides oversight of our human rights commitments, and we strive to conduct our business in a manner that respects the dignity, equality, and rights of our employees and other stakeholders.

Community Engagement

We recognize the importance of maintaining strong relationships with the communities in which we operate. We engage with local stakeholders, including employees and their families, schools, community organizations, and local officials, through ongoing dialogue and collaboration. In 2025, we contributed over $1.5 million to charitable and community organizations and supported community initiatives through more than 1,700 hours of employee volunteer service. Our Volunteer Paid Time Off program enables employees to participate in hands‑on community service and reinforces our commitment to being a responsible corporate citizen.

Governance

Our Board of Directors oversees the Company’s governance framework, including policies, strategies, and initiatives related to environmental, social, and governance (“ESG”) matters. The Board is supported by four standing committees—the Audit Committee, Human Resources and Compensation Committee, Nominating and Corporate Governance Committee, and the Sustainability, Environmental, Health and Safety Committee—each of which plays a defined role in providing oversight of corporate governance, risk management, ethics, and compliance. The Nominating and Corporate Governance Committee is responsible for developing and maintaining the Company’s Corporate Governance Guidelines, recommending qualified candidates for Board service, and overseeing the evaluation of the Board and senior management. The Board and its committees operate pursuant to written charters that are reviewed periodically and are available on the Company’s website.

The Sustainability, Environmental, Health and Safety Committee (“SEHS Committee”) assists the Board in overseeing the Company’s sustainability strategy and performance, including environmental stewardship, workforce health and safety, and related risk management. The SEHS Committee reviews the effectiveness of the Company’s sustainability, environmental, health, and safety policies, programs, and initiatives and monitors compliance with applicable laws and regulations. Management provides regular quarterly reports to the SEHS Committee addressing safety performance, environmental metrics, regulatory compliance, and progress against sustainability priorities. Through this structure, the Board maintains active oversight of ESG‑related risks and opportunities and integrates sustainability considerations into broader strategic and operational decision‑making.

The Board also oversees the Company’s enterprise risk management (“ERM”) framework, with the Audit Committee playing a central role in reviewing risk assessment processes and significant risk exposures, including regulatory, operational, cybersecurity, and compliance risks. ESG‑related risks are incorporated into the Company’s risk identification and assessment processes. In addition, the Board oversees the Company’s ethics and compliance program, which is grounded in the Code of Business Conduct and Ethics and supported by regular training, internal controls, and a confidential third‑party reporting mechanism. Governance oversight of sustainability, ethics, and risk management is intended to promote accountability, transparency, and long‑term value creation for stockholders and other stakeholders.

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

Mine Safety and Health

The MSHA, under the Federal Mine Safety and Health Act of 1977 (the “Mine Act”) and the Mine Improvement and New Emergency Response Act of 2006 (the “MINER Act”), as well as regulations adopted under these federal laws impose rigorous safety and health standards on mining operations. Such standards are comprehensive and affect numerous aspects of mining operations, including, but not limited to: training of mine personnel, mining procedures, ventilation, blasting, use of mining equipment, dust and noise control, communications and emergency response procedures. For instance, MSHA implemented a rule in August 2014 to reduce miners’ exposure to respirable coal dust, which reduced respirable dust standards for certain occupants and miners and required certain monitoring of shift dust levels. In August 2016, Phase III of MSHA’s respirable dust rule went into effect, further lowering the respirable dust standards. Separately, MSHA has implemented a rule imposing a requirement on certain continuous mining machines, requiring operators to provide proximity detection systems. In 2024, MSHA issued a final rule to lower miners' exposure to respirable crystalline silica and improve respiratory protection for all airborne hazards. MSHA monitors compliance with these laws and standards by regularly inspecting mining operations and taking enforcement actions where MSHA believes there to be non-compliance. These federal mine safety and health laws and regulations have a significant effect on our operating costs.

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

In addition, certain of our subsidiaries are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Revenue Act of 1977 and the Black Lung Benefits Reform Act of 1977, each as amended (together, the “Black Lung Benefits Act”), and are insured under a guaranteed cost insurance policy beginning on April 1, 2016 through May 31, 2018 for black lung and workers compensation related claims of any of our employees. From June 1, 2018 to May 31, 2020 and June 1, 2020 to May 31, 2024, we had a deductible policy where we were responsible for the first $0.5 million and $1.0 million, respectively, for each black lung and workers compensation related claim from any of our employees. Beginning on June 1, 2024, we have a deductible policy where we are responsible for the first $2.0 million for each black lung and workers compensation related claim from any of our employees.

We also assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $9.9 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $0.9 million that was acquired from Walter Energy. We received a letter from the Division of Coal Mine Workers' Compensation ("DCWMC") on February 21, 2020, under its new process for self-insurance renewals, which would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DCWMC on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the Department of Labor ("DOL"). On February 9, 2022, the DCWMC held a conference with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DCWMC lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. We appealed this decision.

On January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025 (the "2025 Final Regulations"). The 2025 Final Regulations required, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On January 14, 2025, we received a letter from the DCMWC outlining the new procedures and application process for authorizing operators to self-insure under the new regulation. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, we received another letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCWMC further stated that additional guidance would be provided in due course after consultation with the new DOL leadership. The changes in the final rules required by the DOL may have a greater impact on our profitability and cash flows in the future. Under the Black Lung Benefits Act, each coal mine operator must make payments to a trust fund for the payment of benefits and medical expenses to claimants who last worked in the coal industry prior to January 1, 1970. The trust fund is funded by an excise tax on production; however, this excise tax does not apply to coal shipped outside the United States. Based on our limited sales of coal in the United States, we do not expect to incur a material expense related to this excise tax. However, the excise tax may result in a material expense to us in the future if our coal sales in the United States significantly increase. The Patient Protection and Affordable Care Act includes significant changes to the federal black lung program, including an automatic survivor benefit paid upon the death of a miner with an awarded black lung claim and the establishment of a rebuttable presumption with regard to pneumoconiosis among miners with 15 or more years of coal mine employment that are totally disabled by a respiratory condition. These changes could have a material impact on our costs expended in association with the federal black lung program. In addition to possibly incurring liability under federal statutes we may also be liable under state laws for black lung claims. For additional information, please see “Part I, Item 1A. Risk Factors—Risks Related to Regulatory Compliance—We are responsible for medical and disability benefits for black lung disease under federal law."

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

On December 12, 2008, the OSM finalized rulemaking regarding the interpretation of the stream buffer zone provisions of SMCRA, which confirmed that excess spoil from mining and refuse from coal preparation could be placed in permitted areas of a mine site that constitute waters of the United States. The rule was subsequently vacated based, in part, upon the fact that the U.S. Fish & Wildlife Service was not consulted with respect to possible effects on endangered species under terms of the Endangered Species Act. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule apply, including OSM’s 1983 rule, which requires coal companies to keep operations 100 feet from streams or otherwise minimize any damage. Because the rule was repealed pursuant to applicable Congressional Review Act procedures, the Agency is barred from issuing any future rule that is "substantially similar," absent new legislation. Still, it remains unclear whether and how additional federal actions could further impact regulatory or enforcement activities pursuant to the SMCRA.

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

Surety bond rates have increased in recent years and the market terms of such bonds have generally become less favorable. In addition, the number of companies willing to issue surety bonds has decreased. Bonding companies may also require posting of collateral, typically in the form of letters of credit to secure the surety bonds. Moreover, the changes in the market for coal used to generate electricity in recent years have led to bankruptcies involving prominent coal producers. Several of these companies relied on self-bonding to guarantee their responsibilities. In response to these bankruptcies, the OSM issued a Policy Advisory in August 2016 to state agencies that are authorized under the SMCRA to implement the act in their states, notifying those state agencies that the OSM would more closely review self-bonding arrangements. Certain states had previously announced or have since announced that they would either limit or no longer accept self-bonding to secure reclamation obligations under the state mining laws. Although the Policy Advisory was rescinded in October 2017, some states may be reluctant to approve self-bonding arrangements. This may lead to increased demand for other forms of financial assurance, which may strain capacity for those instruments and increase our costs of obtaining and maintaining the amounts of financial assurance needed for our operations. These actions, individually and collectively, may increase the amount of financial assurance needed and limit the types of acceptable instruments, straining the capacity of the surety markets to meet demand. This may increase the time required to obtain, and increase the cost of obtaining, the required financial assurances. Although Alabama’s regulatory framework technically allows for self-bonding, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. As of December 31, 2025, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $47.5 million, $18.6 million as collateral for self-insured black lung related claims, $16.0 million for federal coal leases and $6.4 million for miscellaneous purposes.

Climate Change

Global climate change continues to attract considerable public and scientific attention, with widespread concern about the impacts of human activity, especially the emission of GHGs, such as carbon dioxide and methane. Some of our operations directly emit GHGs. Further, the products that we produce result in the release of carbon dioxide into the atmosphere by end-users. Laws and regulations governing emissions of GHGs have been adopted by foreign governments (including the European Union and member countries), U.S. Congress and regulatory agencies, individual states in the U.S. and regional governmental authorities. Recently, however, U.S. federal policy regarding the regulation of GHGs has shifted. The EPA has historically regulated GHG emissions pursuant to the Agency's December 2009 findings that GHG emissions present an endangerment to public health and welfare because, according to the EPA, emissions of such gases contribute to warming of the earth's atmosphere and other climatic changes. However, as first announced by President Trump in a February 2025 executive order and later confirmed by the EPA in August 2025, the Agency is reconsidering its 2009 endangerment findings, which focused on six GHGs, including carbon dioxide and nitrous oxide (which are emitted from coal combustion) and methane (which is emitted from coal beds). On August 1, 2025, the EPA published a proposed rule to rescind the 2009 endangerment findings and repeal the associated regulations to restrict emissions of GHGs under existing provisions of the Clean Air Act, including rules that regulate emissions of GHGs from motor vehicles and certain large stationary sources of emissions such as power plants or industrial facilities. The EPA's proposed rule cites a scientific report prepared by the Department of Energy, which was recently challenged by an environmental group in federal court. The outcome of that litigation may impact the EPA's cited scientific basis for the proposal or delay the rulemaking. Once finalized, however, the rule could significantly impact GHG regulation in the U.S. Also, the Inflation Reduction Act of 2022 ("IRA") which contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure, amongst other provisions has been subject to aggressive changes under the Trump Administration, with many IRA programs now halted. The IRA incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, which could decrease demand for, and in turn the prices of, fossil fuel energy products. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse many of these climate rules and incentives, including pausing the disbursement of funds under the IRA and eliminating the "electric vehicle mandate." Despite this shift, almost one-half of U.S. states have taken legal measures to reduce emissions of GHGs primarily through the planned development of GHG emission inventories and/or regional GHG cap and trade programs. Further, numerous proposals have been made and are likely to continue to be made at the international, regional and state levels of government that are intended to limit emissions of GHGs by enforceable requirements and voluntary measures.

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

In addition, on May 9, 2024, the EPA published final rules that implement new emission limits and guidelines for carbon dioxide from fossil-fuel-fired electric generating units. The new limits and guidelines require ambitious reductions in carbon dioxide emissions and would significantly reduce GHG emissions from existing coal-fired electric generating units. As such, the rules could have a material adverse impact on coal-fired power plants and the demand for thermal coal nationally. On June 11, 2025, the EPA issued a proposed rule that would repeal GHG emissions standards for fossil-fuel-fired power plants. While the power plant rules do not affect our marketing of our steelmaking coal, any continued regulatory focus could lead to future GHG regulations for the mining industry and its steelmaking customers, which ultimately could make it more difficult or costly for us to conduct our operations or adversely affect demand for our products.

Demand for steelmaking coal and natural gas also may be impacted by international efforts to reduce GHG emissions. In December 2015, the United States joined the international community at the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change in Paris, France. The text of the Paris Agreement calls for nations to undertake “ambitious efforts” to hold the increase in the global average temperature to well below 2º C above pre-industrial levels and pursue efforts to limit the temperature increase to 1.5º C above pre-industrial levels; reach global peaking of GHG emissions as soon as possible; and take action to conserve and enhance sinks and reservoirs of GHGs, among other requirements. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement, effective November 4, 2020, President Biden issued an executive order on January 20, 2021 to rejoin the Paris Agreement, which took effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties (as defined below) in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to "accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies." The Biden Administration announced a new climate target for the United States on December 19, 2024, which includes a 61-66 percent reduction in economy-wide net GHG emissions by 2035, as compared to 2005 levels. Though the United States Ambassador to the United Nations submitted formal notice to withdraw from the Paris Agreement (effective January 27, 2026), it is possible that the Paris Agreement and subsequent domestic and international regulations will have adverse effects on the market for steelmaking coal, natural gas, and other fossil fuel products. Many state and local leaders have stated their intent to intensify efforts to support the international commitments.

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

Clean Air Act

The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. These laws are constantly evolving and may become more stringent. For example, on April 3, 2024, the EPA published a final rule imposing more stringent emission standards for hazardous air pollutants for integrated iron and steel manufacturing facilities. While the EPA issued a decision on August 14, 2024, to voluntarily reconsider certain aspects of the rule, the EPA maintains that the final rule remains valid. The EPA intends to issue a correction notice to address certain errors and needed clarifications in the final rule and, in the interim, certain compliance deadlines have been extended to April 2027 to allow for EPA's reconsideration. As described above, existing and proposed regulations also subject GHG emissions to regulation under the Clean Air Act.

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

Recent regulatory actions and court decisions created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, the EPA and the USACE jointly promulgated final rules expanding the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then, on April 21, 2020, the EPA and the USACE published a final rule replacing the 2015 rule, and significantly reducing the waters subject to federal regulation under the Clean Water Act. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of "waters of the United States" protected under the CWA. On September 8, 2023, the EPA and the USACE published a final rule conforming their regulations to the decision. Most recently, the EPA published a proposed rule on November 20, 2025, to further clarify the scope of "waters of the United States." If finalized as proposed, CWA jurisdiction would be limited to relatively permanent, standing or continuously flowing bodies of water, as well as wetlands that are connected and indistinguishable from such waterbodies.

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

We also make available on our website (http://www.warriormetcoal.com) all of the documents (including any amendments thereto) that we file or furnish with the SEC, free of charge, as soon as reasonably practicable after we electronically file such material with the SEC. Our Code of Business Conduct and Ethics, Corporate Governance Guidelines and the charters of our audit committee, human resources and compensation committee, nominating and corporate governance committee and sustainability, environmental, health & safety committee are also available on our website and in print free of charge to any stockholder who requests them. Requests should be sent by mail to our corporate secretary at our executive office at 16243 Highway 216, Brookwood, Alabama 35444. Information contained on our website is not incorporated by reference into this Annual Report. We intend to disclose on our website any amendments or waivers to our Code of Business Conduct and Ethics that are required to be disclosed pursuant to Item 5.05 of Form 8-K.

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

Risks Related to Our Business

•
Deterioration in global economic conditions, including the impacts of global pandemics, conflicts including wars, and inflation on our business, may adversely affect our business, results of operations and cash flows and if we fail to implement our business strategies successfully, our financial performance could be harmed;
•
We may be unsuccessful or experience delays or operational challenges in completing the remaining development and ramp-up of Blue Creek, which could significantly affect our operations and/or limit our long-term growth;
•
If transportation for our steelmaking coal is disrupted, unavailable or more expensive for our customers, our ability to sell steelmaking coal could suffer;
•
Work stoppages, labor shortages and other labor relations matters may harm our business. Union-represented labor creates an increased risk of work stoppages and higher labor costs;
•
Significant competition, as well as changes in foreign markets or economies, could harm our sales, profitability and cash flows;
•
Our sales in foreign jurisdictions are subject to risks and uncertainties, such as changes in tariffs and other trade measures, which could adversely affect our results of operations, financial position and cash flows;

Risks Related to Our Industry

•
Substantially all of our revenues are derived from the sale of steelmaking coal and our business may suffer from a substantial or extended decline in steelmaking coal pricing and demand or other factors beyond our control. This lack of diversification of our business could adversely affect our financial condition, results of operations and cash flows;
•
Met coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline;
•
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
•
Our inability to develop steelmaking coal reserves in an economically feasible manner or our inability to acquire additional steelmaking coal reserves that are economically recoverable may adversely affect our business;

•
Any significant downtime of our major pieces of mining equipment could impair our ability to supply steelmaking coal to our customers and materially and adversely affect our results of operations and cash flows;
•
We may not recover our investments in our mining, exploration and other assets, which may require us to recognize impairment charges related to those assets;

Risks Related to Regulatory Compliance

•
We are responsible for medical and disability benefits for black lung disease under federal law. Changes in the estimated claims to be paid or changes in the amount of collateral required may affect our operating results and cash flows;
•
Extensive federal and state environmental, health and safety laws and regulations impose significant costs on our operations and future regulations could increase these costs, limit our ability to produce or adversely affect our ability to meet our customers' demands;
•
Failure to obtain or renew surety bonds on acceptable terms could affect our ability to secure reclamation and coal lease obligations and, therefore, our ability to mine or lease steelmaking coal;
•
We have reclamation and mine closing obligations. If the assumptions underlying our accruals are inaccurate, we could be required to expend greater amounts than anticipated;

Risks Related to our Financial Results and Finances

•
Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations and dividend policy, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments on the Notes;
•
We may be unable to generate sufficient taxable income from future operations, which may limit or eliminate our ability to utilize our significant federal and state tax NOLs or our deferred tax assets;

Risks Related to the Ownership of our Common Stock

•
The market price of our common stock may fluctuate significantly and investors in our common stock could incur substantial losses;
•
Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our Amended ABL Facility and the indenture governing the Notes (the "Indenture"), and will be on the sole discretion of the Board and will also depend on many factors;
•
Our common stock is subject to the 382 Transfer Restrictions (as defined below) under our certificate of incorporation and the Amended Rights Agreement (as defined below) which are intended to prevent a Section 382 "ownership change," which if not complied with, could result in the forfeiture of such stock and related dividends or substantial dilution of the stock ownership, respectively; and
•
Delaware law and our charter documents may impede or discourage a takeover or change of control, which could adversely affect the price of our common stock.

Risks Related to Our Business

Our activities may be adversely affected by global pandemics or other widespread illnesses and the related effects on public health, which may prevent us from meeting our targeted production levels and/or executing our planned development initiatives (including, but not limited to, completing the remaining development and ramp-up of Blue Creek), negatively impact our customers’ demand for steelmaking coal and their ability to honor or renew contracts, adversely affect the health and welfare of Company personnel or prevent our vendors and contractors from performing normal and contracted activities.

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

Additionally, we face risks related to ongoing wars, including the Russia-Ukraine war that began in February 2022 and the Israel-Hamas war that began in October 2023, as well as trade disruptions related to the conflicts in the Persian Gulf, the Red Sea and Venezuela. The extent and duration of the military conflicts, resulting sanctions and other trade measures, and future market or supply disruptions in these and other regions, are impossible to predict, but could be significant and may have a severe adverse effect on the region. Globally, various governments, such as the European Union, have banned imports from Russia including commodities such as natural gas and coal. These events significantly impacted coking coal markets by disrupting previously existing trading patterns and may lead to further volatility in the price of certain commodities, including steelmaking coal. The resulting volatility, including market expectations of potential changes in coal prices and inflationary pressures on steel products, including as a result of tariffs and other trade measures imposed on steel, may significantly affect prices for our coal or the cost of supplies and equipment.

The wars, sanctions and other trade measures, as well as any escalation of the conflicts and future developments, could significantly affect coking coal prices and the demand for our coal. This could have a material adverse effect on our business, financial condition and results of operations, along with our operating costs, making it difficult to execute our planned capital expenditure program or complete the remaining development and ramp-up of Blue Creek. Additionally, the geopolitical and macroeconomic consequences of the wars and associated sanctions and other trade measures cannot be predicted, but could severely impact the world economy. If any of these events occur, the resulting political instability and societal disruption could reduce overall demand for our coal, causing a reduction in our revenues or an increase in our costs, which would materially adversely affect our results of operations, financial condition and cash flows.

If steelmaking coal prices drop to or below levels experienced in 2015 and the first half of 2016 for a prolonged period or if there are further downturns in economic conditions, particularly in developing countries such as India, our business, financial condition or results of operations could be adversely affected. While we are focused on cost control and operational efficiencies, there can be no assurance that these actions, or any others we may take, will be sufficient in response to challenging economic and financial conditions. In addition, the current level of steelmaking coal prices may not be sustainable.

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

Inflation rates in the U.S. recently increased to levels not seen in several years, and were even higher in the mining sector, which may result in decreased demand for our products, increases in our operating costs, constrained credit and liquidity, reduced government spending and volatility in financial markets. Future increases in costs for supplies that are used directly or indirectly in the normal course of our business and increases in other operating costs, such as increases in steel prices, freight rates, labor and other materials and supplies may negatively impact our profitability. Tariffs (including retaliatory tariffs) could also increase the cost of equipment as well as the parts and components to service our equipment. Our efforts to recover inflation-based or tariff-based cost increases from suppliers or customers may be hampered as a result of the structure of our contracts and the contract bidding process as well as competitive pressure in the industry, economic conditions and the countries to which we sell our coal. Accordingly, substantial inflation may have an adverse impact on our business, including the remaining development and ramp-up of Blue Creek, financial position, results of operations and cash flows. Inflation has also resulted in higher interest rates in the U.S., which could increase our cost of debt borrowing in the future.

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

Our ability to receive payment for steelmaking coal sold and delivered depends on the continued creditworthiness and financial stability of our customers. If we determine that a customer is not creditworthy or if a customer declares bankruptcy, we may not be required to deliver steelmaking coal sold under the customer’s sales contract. If this occurs, we may decide to sell the customer’s steelmaking coal on the spot market, which may be at prices lower than the contracted price, or we may be unable to sell the steelmaking coal at all. In addition, if customers refuse to accept shipments of our steelmaking coal for which they have an existing contractual obligation, our revenues will decrease and we may have to reduce production at our mines until our customers’ contractual obligations are honored. Further, competition with other steelmaking coal suppliers could cause us to extend credit to customers on terms that could increase the risk of payment default. Furthermore, our metallurgical customers operate in a highly competitive and cyclical industry where their creditworthiness could deteriorate rapidly. Our inability to collect payment from counterparties to our sales contracts may materially adversely affect our business, financial condition, results of operations and cash flows.

A significant reduction of, or loss of, purchases by our largest customers could materially adversely affect our profitability.

For the year ended December 31, 2025, we derived approximately 56% of our total sales revenues from our five largest customers. There are inherent risks whenever a significant percentage of total revenues are concentrated with a limited number of customers, and it is not possible for us to predict the future level of demand for our steelmaking coal that will be generated by our largest customers. We expect to renew, extend or enter into new supply agreements with these and other customers; however, we may be unsuccessful in obtaining such agreements with these customers and these customers may discontinue purchasing steelmaking coal from us, reduce the quantity of steelmaking coal that they have historically purchased from us or pressure us to reduce the prices that we charge for our steelmaking coal due to market, economic or competitive conditions. If any of our major customers were to significantly reduce the quantities of steelmaking coal they purchase from us and we are unable to replace these customers with new customers (or we fail to obtain new, additional customers), or if we are otherwise unable to sell steelmaking coal to those customers on terms as favorable to us as the terms under our current agreements, our profitability could suffer significantly.

If we fail to implement our business strategies successfully, our financial performance could be harmed.

Our future financial performance and success are dependent in large part upon our ability to successfully implement our business strategies. We may not be able to implement our business strategies successfully or achieve the anticipated benefits. If we are unable to do so, our long-term growth, profitability and ability to service any debt we incur in the future may be materially adversely affected. Even if we are able to implement some or all of the key elements of our business plan successfully, our operating results may not improve to the extent we anticipate, or at all. Implementation of our business strategies, including the remaining development and ramp-up of Blue Creek, could also be affected by a number of factors beyond our control, such as global economic conditions, steelmaking coal prices, domestic and foreign steel demand, inflation and environmental, health and safety laws and regulations.

A key element of our business strategy involves increasing production at our existing mines and completing the remaining development and ramp-up of Blue Creek in a cost-efficient manner. As we expand our business activities, there will be additional demands on our financial, technical, operational and management resources. These aspects of our strategy are subject to numerous risks and uncertainties, including:

•
an inability to retain or hire experienced crews and other personnel and other labor relations matters;
•
a lack of customer demand for our mined steelmaking coal;

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

We may be unsuccessful or experience delays or operational challenges in completing the remaining development and ramp-up of Blue Creek, which could significantly affect our operations and/or limit our long-term growth.

We commenced longwall operations at Blue Creek in October 2025, eight months ahead of schedule. Although this represents a significant milestone in the development of Blue Creek, the completion of the remaining construction activities and the successful ramp‑up and operation of the longwall involve substantial risks. Our continued development and ongoing ramp‑up require additional capital expenditures that we may not recover. In addition, during the remaining construction, commissioning and early operating phases, we may encounter numerous financial, regulatory, operational, geological, environmental, political and legal uncertainties that are beyond our control and that may cause unforeseen delays or unexpected increases in costs. If the remaining development and ramp‑up activities do not proceed as planned, we may be unable to achieve expected production levels, costs, margins or returns within the anticipated timeframe—or at all—which could have a material adverse effect on our financial condition, results of operations, liquidity or cash flows.

We spent approximately $240.3 million on the development of Blue Creek in 2025, $956.8 million on the project to date and expect to invest approximately $50.0 to $75.0 million in 2026 for the final construction of the Blue Creek mine. The continued development, commissioning, ramp-up and integration of Blue Creek involves numerous risks, including, but not limited to, the following:

•
uncertainties in the national and worldwide economy and the price of steelmaking coal;
•
our ability to obtain additional debt and/or equity financing to fund the remaining development, permitting, construction, ramp-up and mining activities on terms acceptable to us, or at all;
•
delays or challenges in integrating newly acquired federally owned mineral leases into the mine plan and obtaining associated approvals;
•
the diversion of management’s attention from our existing mining operations;
•
our ability to obtain favorable tax or other incentives;
•
potential opposition from non-governmental organizations, local groups, or local residents;
•
the fact that our development, construction, commissioning and ramp-up costs may be higher than our estimates and could increase our planned capital expenditure and liquidity requirements;
•
shortages of construction materials, equipment or critical spare parts, and delays in the delivery of such materials and equipment;
•
unanticipated equipment malfunctions or breakdowns, including longwall equipment, ventilation systems and other critical infrastructure;

•
delays associated with unexpected adverse geological conditions, geotechnical variability, methane conditions, roof control challenges, or weather-related impacts, as well as accidents and other factors beyond our control;
•
failure to obtain, or delays in obtaining, all necessary governmental and third-party rights-of-way, easements, permits, licenses and approvals;
•
local infrastructure conditions and other logistical challenges; including rail, port or workforce availability;
•
the possibility that we may have insufficient expertise to manage the commissioning and ramp-up phases profitably or without incurring undue operational risk;
•
the fact that the steelmaking coal reserves at Blue Creek may not be as economically recoverable as planned or may experience quality variability impacting market realizations;
•
difficulties in integrating Blue Creek with our existing operations, including workforce training, sequencing of longwall moves and coordination of logistics, and failure to achieve estimated economies of scale; and
•
our ability to hire and retain qualified construction, commissioning, operations and maintenance personnel.

Because Blue Creek is in the early stages of ramp‑up, we are subject to additional risks specific to achieving stable, full‑capacity longwall operations, including lower‑than‑expected early production rates, lower recovery, higher unit costs during the ramp period, operational disruptions, ventilation or methane‑related constraints, equipment performance issues, and the timing and execution of planned longwall moves. Any of these factors could result in extended downtime, lower throughput, diminished yields, unplanned capital expenditures, reduced sales volumes, higher transportation or demurrage costs, or lower realized pricing, which could adversely affect our profitability and cash flows during the ramp‑up period.

We cannot assure you that we will be able to overcome these risks or successfully complete the remaining development, commissioning and ramp-up of Blue Creek. If we are unable to complete, or are substantially delayed in completing, the ramp-up of Blue Creek, our business, financial condition, results of operations, cash flows and ability to pay dividends to our stockholders could be adversely affected. Furthermore, even if Blue Creek is fully developed, commissioned, and operating, we cannot assure you that it will operate at a profit sufficient to recover our total investment. In addition, once in full operation, Blue Creek will increase our exposure to the mining and operational risks discussed elsewhere in this Report, including risks associated with having our production concentrated in Alabama, mining hazards and operating risks, transportation risks, liability risks and regulatory risks. See “-Risks Related to Our Business-All of our mining operations are located in Alabama, making us vulnerable to risks associated with having our production concentrated in one geographic area”, “-Steelmaking coal mining involves many hazards and operating risks, and is dependent upon many factors and conditions beyond our control, which may cause our profitability and financial position to decline”, “-If transportation for our steelmaking coal is disrupted, unavailable or more expensive for our customers, our ability to sell steelmaking coal could suffer”, “-Our business is subject to inherent risks, some for which we maintain third party insurance. We may incur losses and be subject to liability claims that could have a material adverse effect on our financial condition, results of operations or cash flows” and “-Our mines are subject to stringent federal and state safety regulations that increase our cost of doing business at active operations and may place restrictions on our methods of operation. In addition, federal, state or local regulatory agencies have the authority to order certain of our mines to be temporarily or permanently closed under certain circumstances, which could materially and adversely affect our ability to meet our customers’ demands.”

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

Our business may require substantial capital investment and maintenance expenditures, and we may not have access to the capital required to reach and sustain full productive capacity at our mines, including the ramp-up of Blue Creek.

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

In addition, although longwall operations at Blue Creek commenced in October 2025, the mine continues to ramp-up toward full production, and we must continue to invest capital to complete remaining surface infrastructure, support commissioning activities, and achieve stable, full‑capacity longwall performance. The ramp‑up period may require higher capital and operating expenditures than expected, including capital for longwall equipment, ventilation systems, conveyor infrastructure, parts and maintenance, and potential modifications to mine plans or surface facilities. Any decision to increase production at our existing mines or the continued development and ramp‑up of Blue Creek could increase our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates. We cannot assure you that we will be able to maintain our production levels or generate sufficient cash flow, or that we will have access to sufficient financing to continue our production, exploration, permitting and development activities at or above our present levels and on our current or projected timelines, and we may be required to defer all or a portion of our capital expenditures. Our results of operations, business and financial condition may be materially adversely affected if we cannot make such capital expenditures.

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

If we fail to maintain satisfactory labor relations, disputes with the unionized portion of our workforce could affect us adversely. Union-represented labor creates an increased risk of work stoppages and higher labor costs. As of December 31, 2025, 56.0% of our employees were represented by the UMWA. In connection with the acquisition of certain assets of Walter Energy, we negotiated the Collective Bargaining Agreement (“CBA”) with the UMWA, which was ratified by the UMWA’s members on February 16, 2016 and had a five-year term. The CBA contract with the UMWA expired on April 1, 2021, and the UMWA initiated a strike. On February 16, 2023, the labor union representing certain of our hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The return-to-work process for eligible employees who wished to return to work has been completed. We continue to engage in good faith efforts with the labor union to reach an agreement on a new contract. Future work stoppages, labor union issues or labor disruptions at our mining operations, as well as at the operations of key customers or service providers, could impede our ability to produce and deliver our products, to receive critical equipment and supplies or to collect payment. This may increase our costs or impede our ability to operate one or more of our operations.

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

Further, potential changes to international trade agreements, trade concessions, foreign currency fluctuations or other political and economic arrangements may benefit steelmaking coal producers operating in countries other than the United States. We may be adversely impacted on the basis of price or other factors with companies that in the future may benefit from favorable foreign trade policies or other arrangements. In addition, increases in steelmaking coal prices could encourage existing producers to expand capacity or could encourage new producers to enter the market. Overcapacity and increased production within the steelmaking coal industry, both domestically and internationally, could materially reduce steelmaking coal demand and prices and therefore materially reduce our revenues and profitability. In addition, our ability to ship our steelmaking coal to international customers depends on port and transportation capacity. Increased competition within the domestic steelmaking coal industry for international sales could result in us not being able to obtain throughput capacity at port facilities, as well as transport capacity, could cause the rates for such services to increase to a point where it is not economically feasible to export our steelmaking coal. Additionally, as sales continue to grow in new markets, longer sales cycles and time to collection may produce swings in working capital from period to period.

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
•
government currency controls;
•
fluctuations in foreign currency exchange and interest rates; and
•
political and economic instability, changes, hostilities and other disruptions, as well as changes in diplomatic and trade relationships.

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

New and existing tariffs as well as other trade measures, including retaliatory measures, that may be implemented by the U.S. or other countries could result in reduced economic activity, increased costs in operating our business, reduced demand and/or changes in purchasing behaviors for steelmaking coal, disruptions in our supply chain, material changes in the pricing of steelmaking coal, limits on trade with the United States or other potentially adverse economic outcomes. While we have historically been successful at managing the impacts of trade barriers on our business, we cannot predict future developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position and cash flows.

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

A cyberattack may involve persons gaining unauthorized access to our digital systems for purposes of gathering, monitoring, releasing, misappropriating or corrupting proprietary or confidential information, or causing operational disruption. Unauthorized physical access to one of our facilities or electronic access to our information systems could result in, among other things, unfavorable publicity, litigation by affected parties, damage to sources of competitive advantage, disruptions to our operations, loss of customers, financial obligations for damages related to the theft or misuse of such information and costs to remediate such security vulnerabilities, any of which could have a substantial impact on our results of operations, financial condition or cash flows. As cyber incidents continue to evolve, we may be required to expend additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerability to cyber incidents. Additionally, we may be unable to anticipate, detect or prevent future attacks, particularly as the methodologies utilized by attackers change frequently or are not recognized until launched, and we may be unable to investigate or remediate incidents because attackers are increasingly using techniques and tools designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence.

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

Risks Related to Our Industry

Our business may suffer as a result of a substantial or extended decline in steelmaking coal pricing or the failure of any recovery or stabilization of steelmaking coal prices, as well as any substantial or extended decline in the demand for steelmaking coal and other factors beyond our control, which could negatively affect our operating results and cash flows.

Our profitability depends on the prices at which we sell our steelmaking coal, which are largely dependent on prevailing market prices. A substantial or extended decrease in steelmaking coal pricing or the failure of a price recovery or stabilization following such decrease will negatively affect our operating cash flows. We have experienced significant price fluctuations in our steelmaking coal business, and we expect that such fluctuations will continue. Demand for, and therefore the price of, steelmaking coal is driven by a variety of factors, including, but not limited to, the following:

•
the domestic and foreign supply and demand for steelmaking coal;
•
the quantity and quality of steelmaking coal available from competitors;
•
the demand for and price of steel;
•
adverse weather, climatic and other natural conditions, including natural disasters;
•
domestic and foreign economic conditions, including slowdowns in domestic and foreign economies and financial markets;
•
global and regional political events, including the unknown geopolitical consequences of the wars between Ukraine and Russia and between Israel and Hamas, actions between the United States and Venezuela and other events of global unrest;

•
domestic and foreign legislative, regulatory and judicial developments, environmental regulatory changes and changes in energy policy and energy conservation measures that could adversely affect the steelmaking coal industry, such as legislation further limiting carbon emissions;
•
changing tariff policies, including retaliatory tariffs;
•
widespread acceptance of carbon sequestration and proliferation of improved carbon sequestration technology;
•
capacity, reliability, availability and cost of transportation and port facilities, and the proximity of available steelmaking coal to such transportation and port facilities;
•
technological advancements, including those related to electric arc furnaces; and
•
other factors beyond our control, such as terrorism, war, and pandemics.

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

We rely on the steelmaking coal production from our two active steelmaking coal mines for substantially all of our revenues. For the year ended December 31, 2025, revenues from the sale of steelmaking coal accounted for approximately 97.5% of our total revenues. As noted above, demand for steelmaking coal depends on domestic and foreign steel demand. At times, the pricing and availability of steel can be volatile due to numerous factors beyond our control. Any economic downturn could adversely affect demand for our steelmaking coal and contribute to volatile supply and demand conditions affecting prices and volumes. In addition, global conditions may significantly affect the demand for steelmaking coal. When steel prices are lower, the prices that we charge steelmaking customers for our steelmaking coal may decline, which could adversely affect our financial condition, results of operations and cash flows. Since we are heavily dependent on the steelmaking industry, adverse economic conditions in this industry, even in the presence of otherwise favorable economic conditions in the broader coal industry, could have a significantly greater impact on our financial condition and results of operations than if our business were more diversified. In addition, our lack of diversification may make us more susceptible to such adverse economic conditions than our competitors with more diversified operations and/or asset portfolios, such as those that produce thermal coal in addition to steelmaking coal.

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

Our mining operations, including our preparation and transportation infrastructure, are subject to inherent hazards and operating risks that could disrupt operations, decrease production and increase the cost of mining for varying lengths of time. Specifically, underground mining and related processing activities present risks of injury to persons and damage to property and equipment. In addition, steelmaking coal mining is dependent upon a number of conditions beyond our control that can disrupt operations and/or affect our costs and production schedules at particular mines. These risks, hazards and conditions include, but are not limited to:

•
variations in geological conditions, such as the thickness of the steelmaking coal seam and amount of rock embedded in the steelmaking coal deposit and variations in rock and other natural materials overlying the steelmaking coal deposit, that could affect the stability of the roof and the side walls of the mine;
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

The number and quality of viable financing alternatives available to us may be significantly impacted by unfavorable lending and investment policies by financial institutions associated with concerns about environmental impacts of carbon based fuels, including coal. Negative views with respect to environmental and social matters and related governance considerations could result in a low ESG or sustainability score and could harm the perception of our Company by certain investors and activists or result in the exclusion of our securities from consideration by those investors. In addition, there are fewer insurance companies willing to provide line of business coverages related to ESG concerns which can result in higher company premiums and retained losses.

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

Certain financial institutions, including banks and insurance companies, have taken actions to limit available financing, insurance and other services to entities that produce or use fossil fuels. Increasingly, the actions of such financial institutions and insurance companies are based upon non-standardized ESG or "sustainability" scores, ratings and benchmarking studies provided by various organizations that assess corporate governance related to environmental and social matters. Currently, there are no universal standards for such scores or ratings, but some investors and stockholders value sustainability evaluations. Further, there have been efforts in recent years by members of the general financial and investment communities, including investment advisors, sovereign wealth funds, public pension funds, universities, other institutional investors and activists, to divest themselves and to promote the divestment of securities issued by companies involved in carbon based fuels or that have low ratings or scores in studies and assessments of the type noted above, including coal producers. These entities also have been pressuring lenders to limit financing available to such companies. Companies in the energy industry, and in particular those focused on coal, natural gas or petroleum extraction and refining, often perform worse under ESG assessments compared to companies in other industries. These may have adverse consequences including, but not limited to:

•
restricting our ability to access capital and financial markets in the future;

•
excluding our securities from the portfolios of certain investment funds and investors;
•
reducing the demand and price for our equity securities;
•
increasing the cost of borrowing;
•
causing a decline in our credit ratings;
•
reducing the availability, and/or increasing the cost of, third-party insurance;
•
increasing our retention of risk through self-insurance;
•
making it more difficult to obtain surety bonds, letters of credit, bank guarantees or other financing; and
•
limiting our flexibility in business development activities such as the remaining development of Blue Creek, mergers, acquisitions or divestitures.

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

Moreover, while we may publish voluntary disclosures regarding ESG matters from time to time, many of the statements in those voluntary disclosures are based on hypothetical expectations and assumptions that may or may not be representative of current or actual risks or events, or forecasts of expected risks or events, including the costs associated therewith. Such expectations and assumptions are necessarily uncertain and may be prone to error or subject to misinterpretation given the long timelines involved in measuring and reporting on many ESG matters. In addition, we may commit to certain ESG initiatives over time, such as investing capital in project and technologies to reduce our greenhouse gas emissions; however, we may not ultimately be able to achieve our goals or reach our commitments, either on the timeframes or costs initially anticipated or at all due to factors within or outside of our control. If we do not, or are perceived to not, adapt or comply with investor or stakeholder expectations and standards on ESG matters, we may suffer from reputational damage and increased risk of litigation or activism, which could materially and adversely affect our business, results of operations, financial position and cash flow.

The SEC published final rules on March 6, 2024, relating to the disclosure of a range of climate-related risks and other information. Several lawsuits have been filed challenging the rules. In April 2024, the SEC agreed to pause the rules to facilitate an orderly judicial resolution and, in March 2025, the SEC voted to end its defense of the rules. Though the SEC climate disclosure rules are subject to ongoing litigation and final agency action remains pending, the SEC's withdrawal confirms the federal shift away from climate and ESG policies. To the extent these or similar federal or state rules are implemented, we and/or our customers could incur increased costs related to the assessment and disclosure of climate-related information. Enhanced climate disclosure requirements could also accelerate any trend by certain stakeholders and capital providers to restrict or seek more stringent conditions with respect to their financing of certain carbon intensive sectors. There may be increased levels of regulation, disclosure-related and otherwise, with respect to ESG matters, which would likely lead to increased compliance costs, as well as scrutiny that could heighten all of the risks identified in this risk factor. Such ESG matters may also affect our suppliers or customers, which could augment or cause additional impacts to our business or operations.

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

•
geological and mining conditions, including faults in the steelmaking coal seam;
•
historical production from the area compared with production from other producing areas;
•
the percentage of steelmaking coal ultimately recoverable;
•
the assumed effects of regulations and taxes and other payments to governmental agencies;
•
our ability to obtain, maintain and renew all required permits;
•
future improvements in mining technology;

•
assumptions concerning the timing of the development of the reserves; and
•
assumptions concerning equipment and operational productivity, future steelmaking coal prices, operating costs, including those for critical supplies such as fuel, tires and explosives, capital expenditures and development and reclamation costs.

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

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, the Mine Act and the Black Lung Benefits Act, each as amended, and are self-insured for black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries as assumed in the acquisition of certain assets of Walter Energy for the period prior to April 1, 2016. We perform an annual actuarial evaluation of the overall black lung liabilities as of each December 31st. The calculation is performed using assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. If the number of or severity of successful claims increases, or we are required to accrue or pay additional amounts because the successful claims prove to be more severe than our original assessment, our operating results and cash flows could be negatively impacted. Our self-insurance program for these legacy liabilities is unique to the industry and was specifically negotiated with the DOL. As of December 31, 2025, we have posted $18.6 million in surety bonds and $9.9 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $0.9 million that was acquired in the acquisition of certain assets of Walter Energy. We received a letter from the Division of Coal Mine Workers' Compensation ("DCMWC") on February 21, 2020 under its new process for self-insurance renewals that would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DCMWC on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DCMWC held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DCMWC lowering the amount of collateral required to be posted from $39.8 million to $28 million. We appealed this decision.

On January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025. The final rules require, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On January 14, 2025, we received a letter from the DCMWC outlining the new procedures and application process for authorizing operators to self-insure under the new regulations. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, we received another letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCWMC further stated that additional guidance would be provided in due course after consultation with the new DOL leadership. For additional information see “Part I, Item 1. Business-Environmental and Regulatory Matters-Workers’ Compensation and Black Lung.” Our estimated total black lung liabilities as of December 31, 2025 were $36.1 million (net of the black lung trust). In future years, the DOL could require us to increase the amount of the collateral which could negatively impact our cash flows.

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
•
plugging and abandoning of wells to remove coalbed methane; and
•
environmental laws and regulations, including those related to GHGs and climate change; air quality; water quality; stream and surface water quality and protection; management of materials generated by mining operations; the storage, treatment and disposal of wastes; protection of plants and wildlife such as threatened or endangered species; protection of wetlands; and remediation of contaminated soil and groundwater.

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

The SMCRA requires that comprehensive environmental protection and reclamation standards be met during the course of and following completion of mining activities. Among other requirements, the SMCRA provides that the applicable regulatory authority may not issue a permit unless the operation has been designed to prevent material damage to the hydrologic balance outside the permit area. In 1983, the OSM issued rules providing that no land within 100 feet of a stream shall be disturbed by surface mining activities, unless specifically authorized by the regulatory authority. On December 20, 2016, the OSM published a new, finalized “Stream Protection Rule,” setting standards for “material damage to the hydrologic balance outside the permit area” that are applicable to surface and underground mining operations. However, on February 16, 2017, President Trump signed a joint congressional resolution disapproving the Stream Protection Rule pursuant to the Congressional Review Act. Accordingly, the regulations in effect prior to the Stream Protection Rule now apply, including OSM’s 1983 rule. Because the rule was repealed via Congressional Review Act procedure, the Agency is barred from issuing any future rule that is “substantially similar,” absent new legislation. Still, it remains unclear whether and how additional federal actions could further impact regulatory or enforcement activities pursuant to the SMCRA.

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

Recent regulatory actions and court decisions created some uncertainty over the scope of CWA jurisdiction. On June 29, 2015, in response to Supreme Court decisions discussing the scope of CWA jurisdiction, the EPA and the USACE jointly promulgated final rules expanding the scope of waters protected under the CWA, revising regulations that had been in place for more than 25 years. However, on October 22, 2019, the agencies published a final rule to repeal the 2015 rules and then on April 21, 2020, the EPA and the USACE published a replacement rule that would have significantly reduced the scope of waters subject to federal regulation under the CWA. On August 30, 2021, a federal court struck down the replacement rule and, on January 18, 2023, the EPA and the USACE published a final rule that would restore water protections that were in place prior to 2015. However, on May 25, 2023, the Supreme Court issued an opinion substantially narrowing the scope of "waters of the United States" protected under the CWA. On September 8, 2023, the EPA and the USACE published a final rule conforming their regulations to the decision. Most recently, the EPA published a proposed rule on November 20, 2025, to further clarify the scope of "waters of the United States." If finalized as proposed, CWA jurisdiction would be limited to relatively permanent, standing or continuously flowing bodies of water, as well as wetlands that are connected and indistinguishable from such waterbodies.

It is unknown what future changes will be implemented to the permitting review and issuance process or to other aspects of mining operations, but increased regulatory focus, future laws and judicial decisions could materially and adversely affect all coal mining companies. In addition, the public, including non-governmental organizations, anti-mining groups and individuals, have certain statutory rights to comment upon and submit objections to requested permits and environmental impact statements prepared in connection with applicable regulatory processes, and otherwise engage in the permitting process, including bringing citizens’ lawsuits to challenge the issuance of permits, the validity of environmental impact statements or performance of mining activities. OSM finalized a "10-day rule" under the Biden Administration in April 2024 making it easier for the public to appeal decisions related to mining permits and operations under the SMCRA to the federal government, though the EPA rescinded the rule on June 16, 2025.

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

The Clean Air Act and comparable state laws that regulate air emissions affect coal mining operations both directly and indirectly. Direct impacts on coal mining may occur through permitting requirements and/or emission control requirements relating to particulate matter, such as fugitive dust, or fine particulate matter measuring 2.5 micrometers in diameter or smaller (PM 2.5). These regulations were tightened in 2024, during the Biden Administration, to further limit the discharge of PM 2.5, though current EPA leadership views the 2024 rule as unlawful and the Agency has requested the U.S. Court of Appeals for the D.C. Circuit—where the rule is being challenged by state attorneys general and businesses—to vacate the rule. The Clean Air Act indirectly affects our mining operations by extensively regulating the air emissions of sulfur dioxide, nitrogen oxides, mercury, ozone and other compounds emitted by steel manufacturers, coke ovens and coal-fired utilities. Increased regulation of air emissions could increase our operating costs and impact the demand for, price of and value of our products.

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

There are many legal and regulatory approaches currently in effect or being considered to address GHGs, including international treaty commitments and new foreign, federal and state legislation and regulations, that may impose carbon emissions taxes or fees, incentivize emission reductions, or establish a “cap and trade” program. In particular, in August 2022, President Biden signed the IRA into law, though many IRA programs have since been halted. As enacted, the IRA contains billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, investments in advanced biofuels and supporting infrastructure and carbon capture and sequestration, amongst other provisions. These incentives could accelerate the transition of the economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives. However, on January 20, 2025, President Trump signed multiple executive orders seeking to reverse these climate incentives, including pausing the disbursement of funds under the IRA. The same day, President Trump also issued executive orders to encourage fossil fuel production and exploration on federal lands and waters, while moving away from renewable energy and electric vehicles.

At the international level, in December 2015, the United States participated in the 21st Conference of the Parties of the United Nations Framework Convention on Climate Change (“Conference of Parties”) in Paris, France. The resulting Paris Agreement calls for the parties to undertake “ambitious efforts” to limit the average global temperature, and to conserve and enhance sinks and reservoirs of GHG. The Paris Agreement went into effect on November 4, 2016. The Paris Agreement establishes a framework for the parties to cooperate and report actions to reduce GHG emissions. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, which went into effect on February 19, 2021. On April 21, 2021, the United States announced that it was setting an economy-wide target of reducing its GHG emissions by 50-52 percent below 2005 levels in 2030. In November 2021, in connection with the 26th session of the Conference of Parties in Glasgow, Scotland, the United States and other world leaders made further commitments to reduce GHGs, including reducing global methane emissions by at least 30% by 2030 and ending the international public finance of new unabated coal power generation abroad by the end of 2021. The resulting Glasgow Climate Pact calls upon the parties to “accelerate efforts towards the phase-down of unabated coal power and phase-out inefficient fossil fuel subsidies.” The Biden Administration announced a new climate target for the United States on December 19, 2024, which includes a 61-66 percent reduction in economy-wide net GHG emissions by 2035, as compared to 2005 levels. However, President Trump signed an executive order on January 20, 2025, directing the United States Ambassador to the United Nations to immediately withdraw from the Paris Agreement. The U.S. withdrawal from the Paris Agreement became effective on January 27, 2026.

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

Federal and state laws require us to obtain surety bonds or post other financial security to secure performance or payment of certain long-term obligations, such as mine closure or reclamation costs, coalbed methane well closure and reclamation costs, federal and state workers’ compensation and black lung benefits costs, coal leases and other obligations. The amount of security required to be obtained can change as the result of new federal or state laws, as well as changes to the factors used to calculate the bonding or security amounts. We may have difficulty procuring or maintaining our surety bonds. Our bond issuers may demand higher fees or additional collateral, including letters of credit or other terms less favorable to us upon those renewals. Because we are required by state and federal law to have these bonds or other acceptable security in place before mining can commence or continue, our failure to maintain surety bonds, letters of credit or other guarantees or security arrangements would materially and adversely affect our ability to mine or lease steelmaking coal. That failure could result from a variety of factors, including lack of availability, higher expense or unfavorable market terms, the exercise by third-party surety bond issuers of their right to refuse to renew the surety and restrictions on availability of collateral for current and future third-party surety bond issuers under the terms of our financing arrangements.

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

As of December 31, 2025, we had approximately $240.7 million of outstanding indebtedness (consisting of $156.5 million of Notes, net of $2.3 million in unamortized debt discount and debt issuance costs and $84.2 million of financing lease obligations), all of which are secured, and $140.5 million of availability under our Amended ABL Facility (subject to meeting the borrowing base and other conditions therein).

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
•
make us more vulnerable to downturns in our business or the economy; or
•
expose us to the risk of increased interest rates, as certain of our borrowings, including borrowings under the Amended ABL Facility, are at variable rates of interest and are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement.

In addition, our Amended ABL Facility and the Indenture contain restrictive covenants that limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our indebtedness.

We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness that may not be successful.

Our ability to pay principal and interest on the Notes and the Amended ABL Facility and to satisfy our other debt obligations will depend upon, among other things:

•
our future financial and operating performance (including the realization of any cost savings described herein), which will be affected by prevailing economic, industry and competitive conditions and financial, business, legislative, regulatory and other factors, many of which are beyond our control; and
•
our future ability to borrow under the Amended ABL Facility, the availability of which depends on, among other things, our complying with the covenants in the Amended ABL Facility.

We cannot assure you that our business will generate cash flow from operations, or that we will be able to draw under the Amended ABL Facility or otherwise, in an amount sufficient to fund our liquidity needs, including the payment of principal and interest on the Notes.

If our cash flows and capital resources are insufficient to service our indebtedness, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the Notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our ability to restructure or refinance our debt will depend on the condition of the capital markets and our financial condition at such time. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. In addition, the terms of existing or future debt agreements, including the Amended ABL Facility and the Indenture, may restrict us from adopting some of these alternatives. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. We may not be able to consummate those dispositions for fair market value or at all. Furthermore, any proceeds that we could realize from any such dispositions may not be adequate to meet our debt service obligations then due. Our inability to generate sufficient cash flow to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, could result in a material adverse effect on our business, results of operations and financial condition and could negatively impact our ability to satisfy our obligations under the Notes.

If we cannot make scheduled payments on our indebtedness, we will be in default, and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Amended ABL Facility could terminate their commitments to loan money, our secured lenders (including the lenders under the Amended ABL Facility and the holders of the Notes) could foreclose against the assets securing their loans and the Notes and we could be forced into bankruptcy or liquidation.

Despite our current indebtedness levels, we may still be able to incur substantially more debt, including secured indebtedness.

As of December 31, 2025, we had approximately $240.7 million of total debt outstanding (consisting of $156.5 million of Notes, net of $2.3 million in unamortized debt discount and debt issuance costs, and $84.2 million of financing lease obligations). Despite our current indebtedness, we may be able to incur substantial additional debt in the future, including secured indebtedness. As of December 31, 2025, we had no amounts drawn under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. At December 31, 2025, we had $140.5 million of availability under the Amended ABL Facility (calculated net of $2.5 million of letters of credit issued and outstanding at such time). Although covenants under the Indenture and the Amended ABL Facility will limit our ability to incur additional indebtedness, these restrictions are subject to a number of qualifications and exceptions and, under certain circumstances, debt incurred in compliance with these restrictions could be substantial. Further, subsidiaries that we designate as unrestricted subsidiaries can incur unlimited additional indebtedness that is structurally senior to the Notes. In addition, the Indenture and the Amended ABL Facility will not limit us from incurring obligations that do not constitute indebtedness as defined therein.

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

The Amended ABL Facility and the Indenture contain, and any other existing or future indebtedness of ours would likely contain, a number of covenants that will impose significant operating and financial restrictions on us, including restrictions on our and our subsidiaries' ability to, among other things:

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

In addition, our Amended ABL Facility requires us to maintain a minimum fixed charge coverage ratio at any time when the average availability is less than a certain amount at such time. In that event, we must satisfy a minimum fixed charge ratio of 1.0 to 1.0.

A failure to comply with the covenants under the Amended ABL Facility or any of our other future indebtedness could result in an event of default, which, if not cured or waived, could have a material adverse effect on our business, financial condition and results of operations. In the event of any such event of default, the lenders thereunder:

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

Such actions by the lenders under the Amended ABL Facility could also cause cross defaults under our other indebtedness. If we were unable to repay those amounts, the lenders under the Amended ABL Facility could proceed against the collateral granted to them to secure the Amended ABL Facility. If any of our outstanding indebtedness under the Amended ABL Facility or our other indebtedness, including the Notes, were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

The need to maintain capacity for required letters of credit could limit our ability to provide financial assurance for self-insured obligations and negatively impact our ability to fund future working capital, capital expenditures or other general corporate requirements.

Our Amended ABL Facility includes, among other things, provisions that provide for the issuance of letters of credit. Obligations secured by letters of credit may increase in the future. If we do not maintain sufficient borrowing capacity under our Amended ABL Facility, we may be unable to provide financial assurance for self-insured obligations and could negatively impact our ability to fund future working capital, capital expenditure or other general corporate requirements.

Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.

Borrowings under our Amended ABL Facility are at variable rates of interest and are based upon benchmarks that are subject to potential change or elimination, including as a result of the FCA Announcement, and therefore expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

We may be unable to generate sufficient taxable income from future operations, or other circumstances could arise, which may limit or eliminate our ability to utilize our significant federal and state tax NOLs or our deferred tax assets.

In connection with the acquisition of certain assets of Walter Energy consummated on March 31, 2016, we acquired deferred tax assets primarily associated with federal and state NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. As of December 31, 2025, we have utilized all of our federal NOLs and federal general business credit carryforwards and we had state NOLs of approximately $948.9 million.

On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the “Act”). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on our Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2025, we have a valuation allowance against our state deferred income tax assets of approximately $45.0 million.

Certain factors could change or circumstances could arise that could further limit or eliminate the amount of the available federal and state NOLs to the Company, such as an ownership change, an adjustment by a tax authority or changes in state and federal tax legislation. Also, certain circumstances, including our failing to generate sufficient future taxable income from operations, could limit our ability to fully utilize our deferred tax assets. Under the Internal Revenue Code of 1986, as amended (the "Code"), and similar state laws, a company is generally allowed a deduction for federal and state NOLs against its federal and state taxable income. At December 31, 2025, these state NOLs represent a deferred tax asset of approximately $2.9 million, net of the valuation allowance.

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

Certain transactions, including public offerings by us or our stockholders and redemptions may cause us to undergo an “owner shift” which by itself or when aggregated with other owner shifts that we have undergone or will undergo could cause us to experience an ownership change. Our certificate of incorporation contains transfer restrictions (the “382 Transfer Restrictions”) to minimize the likelihood of an ownership change. See “-Risks Related to the Ownership of Our Common Stock"-Our common stock is subject to the 382 Transfer Restrictions under our certificate of incorporation and the Amended Rights Agreement which are intended to prevent a Section 382 “ownership change,” which if not complied with, could result in the forfeiture of such stock and related distributions or substantial dilution of the stock ownership, respectively. Accordingly, this may impact the market price of our common stock and discourage third parties from seeking strategic transactions with us that could be beneficial to our stockholders.” The 382 Transfer Restrictions were originally set to expire in April 2020. Pursuant to the first amendment to the certificate of incorporation approved by our stockholders at the Company’s Annual Meeting of Stockholders held on April 23, 2019, we effected a three-year extension of the 382 Transfer Restrictions until April 19, 2023, which became effective on March 18, 2020 upon the filing of a certificate of amendment setting forth such amendment with the Secretary of State of the State of Delaware. Pursuant to the second amendment to the certificate of incorporation approved by our stockholders at the Company's Annual Meeting of Stockholders held on April 26, 2022, we effected a further extension of the 382 Transfer Restrictions until April 19, 2026. In addition, on February 14, 2020, we adopted an NOLs rights agreement, which was amended on March 4, 2022 and December 8, 2023 (the “Rights Agreement,” and as amended, the "Amended Rights Agreement"), to supplement the 382 Transfer Restrictions through April 19, 2026 and increase the exercise price, respectively. See “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations-Amended Rights Agreement.” We may engage in transactions or approve waivers of the 382 Transfer Restrictions or the Amended Rights Agreement that may cause an ownership shift. In doing so, we expect to first perform the calculations necessary to confirm that our ability to use our federal and state NOLs and other federal and state income tax attributes will not be affected or otherwise determine that such transactions or waivers are in our best interests. For example, under certain circumstances, the Board may determine it is in our best interest to exempt certain transactions from the operation of the 382 Transfer Restrictions and the Amended Rights Agreement, if such transaction is determined not to be detrimental to the utilization of our federal and state NOLs or otherwise in our best interests. These calculations are complex and reflect certain necessary assumptions. Accordingly, it is possible that we could approve or engage in a transaction involving our common stock that causes an ownership change and impairs the use of our federal and state NOLs and other federal and state income tax attributes. For more information, see “-Risks Related to the Ownership of Our Common Stock-We could engage in or approve transactions involving our common stock that adversely affect significant stockholders and our other stockholders.”

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
•
general economic conditions, overall market fluctuations, and changes in the price of steelmaking coal, steel or other commodities;
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

•
maintain a comprehensive compliance function;
•
comply with rules promulgated by the New York Stock Exchange;
•
prepare and distribute periodic public reports in compliance with our obligations under the federal securities laws;
•
maintain internal policies; and
•
engage outside counsel and accountants in the above activities.

We are responsible for assessing the operating effectiveness of internal controls over financial reporting and we may conclude that our internal controls over financial reporting are ineffective. During the course of the preparation of our consolidated financial statements, we evaluate our internal controls to identify and correct deficiencies in our internal controls over financial reporting. If we fail to maintain an effective system of disclosure controls or internal control over financial reporting, including satisfaction of the requirements of the Sarbanes-Oxley Act, we may not be able to accurately or timely report on our financial results or adequately identify and reduce fraud. As a result, the financial condition of our business could be adversely affected, current and potential future stockholders could lose confidence in us and/or our reported financial results, which may cause a negative effect on the trading price of our common stock. We could also be exposed to litigation or regulatory proceedings, which may be costly or divert management attention. Additionally, our independent registered public accounting firm may issue an adverse report indicating that our internal controls are not effective due to deficiencies in how our controls are documented, designed, operated or reviewed. Efforts to remediate any such deficiencies and otherwise comply with these requirements may strain our resources, and we may be unable to do so in a timely or cost-effective manner.

Any declaration and payment of future dividends to holders of our common stock or stock repurchases will depend on future financial performance and may be limited by restrictive covenants of our Amended ABL Facility and the Indenture, and will be at the sole discretion of the Board and will also depend on many factors.

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

In addition, any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our Amended ABL Facility and the Indenture, and will be at the sole discretion of the Board and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, borrowing availability under our Amended ABL Facility, statutory and contractual restrictions applying to the payment of dividends and other considerations that the Board deems relevant. The terms of our Amended ABL Facility and the Indenture may restrict our ability to pay cash dividends on our common stock. We are prohibited from paying any cash dividend on our common stock unless we satisfy certain conditions. Furthermore, we are permitted under the terms of our Amended ABL Facility and the Indenture to incur additional indebtedness, the terms of which may severely restrict or prohibit the payment of dividends and the associated debt service may impact our ability to satisfy the conditions for paying dividends under our Amended ABL Facility and the Indenture. The agreements governing our current and future indebtedness may not permit us to pay dividends on our common stock.

Accordingly, we cannot make any assurance that future dividends will be paid or future repurchases will be made.

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

Because we sell a significant portion of our production in international markets, our operations and activities inside and outside the U.S., as well as the shipment of our products across international borders, require us to comply with a number of federal, state, local and foreign laws and regulations, which are complex and increase our risks of doing business, including internationally. These laws and regulations include those relating to import and export controls, tariffs, economic sanctions, national security, customs, tax, money laundering and anti-corruption (such as the U.S. Foreign Corrupt Practices Act of 1977, as amended and the U.K. Bribery Act). We cannot predict how these laws or their interpretation, administration and enforcement will change over time. There can be no assurance that our employees, contractors, agents, distributors, customers, payment parties or third parties working on our behalf will not take actions in violation of these laws. Any such violation could result in substantial fines, sanctions, civil and/or criminal penalties and curtailment of operations in certain jurisdictions, and might adversely affect our business, financial condition, results of operations and cash flows. In addition, actual or alleged violations could damage our reputation and ability to do business. Furthermore, detecting, investigating, and resolving actual or alleged violations is expensive and can consume significant time and attention of our senior management.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We recognize the importance of assessing, identifying, and managing material risks associated with cybersecurity threats, as such term is defined in Item 106(a) of Regulation S-K. These risks include, among other things, operational risks; intellectual property theft; fraud; extortion; harm to employees or customers; violation of privacy or security laws; other litigation and legal risk; and reputational risks. Our enhanced approach is grounded in industry-leading practices, including the National Institute of Standards and Technology Cybersecurity Framework version 2.0, and is designed to actively manage cyber risks while embedding cybersecurity into our Company's workplace culture. We have in place and continuously monitor and improve cybersecurity processes, technologies, and controls to aid in our efforts to assess, identify, and manage such material risks. We continue to make investments in people, processes and technology to enhance our cybersecurity risk assessment, identification and management capabilities and to strengthen our cybersecurity risk response posture. Additionally, as part of our Information Technology controls framework, management has established a suite of preventative and detective controls which enhance and strengthen the Company's cybersecurity program.

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

We evaluate cybersecurity risk independently, and we have integrated cybersecurity risk into the Company’s overall Enterprise Risk Management (“ERM”) process. The IT function is responsible for cybersecurity risk and reports to our Chief Administrative Officer. The Chief Financial Officer and the Director of Treasury and Risk Management are responsible for our ERM process, which is performed annually and updated throughout the year and involves a cross-functional group of management, including our Director of IT who has over 20 years of information technology experience. Pursuant to our ERM process, cybersecurity risk is evaluated based on likelihood, severity, speed of onset and persistence (the duration of time during which the organization could be impacted). We also leverage third parties, where needed, in connection with cybersecurity risk management, strategy and incident response.

In the event that management identifies significant risk exposures with respect to cybersecurity, it will present such exposure to our Audit Committee. Our Cybersecurity Incident Response Plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate, and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate brand and reputational damage. This would include notifying the appropriate individuals, investigating the incident, evaluating materiality, and responding to the incident. We have in the past and may continue to retain outside legal counsel, where necessary, to guide incident response efforts and perform a confidential and privileged review of the facts and circumstances surrounding suspected or confirmed cybersecurity incidents. If an incident were to occur, we may engage other service providers, where needed, to assist with the collection of forensic artifacts and perform additional procedures necessary to resolve and report any material cybersecurity incidents. Although we have cyber insurance and believe that our cybersecurity processes and controls are adequate, cybersecurity risk has increased due to remote access and increased sophistication of cybersecurity adversaries, as well as the increased frequency of malware attacks. As such, technology failures or cybersecurity breaches could still create system disruptions or unauthorized disclosure or alterations of confidential information and disruptions to the systems of our third-party suppliers and providers.

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

Cybersecurity Governance

Cybersecurity is an important part of our risk management processes and an area of increasing focus for our Board and management. Though management is responsible for the day-to-day management of risks we face, including cybersecurity risks, the Board, as a whole and through its committees, has the ultimate responsibility for oversight of the Company’s risks and risk management strategy. We perform assessments to evaluate our cybersecurity risk as it relates to the organization and assets.

The Board has delegated to certain committee’s oversight responsibility for risks that are directly related to each such committee's area of focus. The Audit Committee oversees our major financial risk exposures, including cybersecurity. The Audit Committee receives periodic reports from management regarding cybersecurity and management's assessment of current and future cybersecurity risks. The ERM process, which includes cybersecurity, is performed annually and updates are discussed quarterly, both internally and with the Audit Committee. The Audit Committee communicates the results of the annual process and quarterly updates to the full Board. The Board and committees thereof, including the Audit Committee, regularly receive reports from our management and outside counsel, as appropriate, regarding the risks faced by, or anticipated to be faced by, the Company, including risks from cybersecurity threats. When such reports relating to cybersecurity are delivered to the Audit Committee, the Audit Committee’s review of such reports, and discussions with management, informs the Audit Committee in detail of the material risks facing the Company related to cybersecurity.

Item 2. Properties

We operate three underground mines based in Alabama, Mine No. 4, Mine No. 7 and Blue Creek. Mine No 4. and Mine No. 7 are deep underground mines with a long history of operations as discussed in further detail below. We commenced longwall operations at Blue Creek in October 2025. Mine No. 4, Mine No. 7 and Blue Creek are considered material properties. Our mining operations also consist of other surface steelmaking and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating.

Information concerning our mining properties in this Annual Report on Form 10-K has been prepared in accordance with the requirements of subpart 1300 of Regulation S-K. As used in this Annual Report on Form 10-K, the terms "mineral resource," "measured mineral resource," "indicated mineral resource," "inferred mineral resource," "mineral reserve," "proven mineral reserve" and "probable mineral reserve" are defined and used in accordance with subpart 1300 of Regulation S-K. Under subpart 1300 of Regulation S-K, mineral resources may not be classified as "mineral reserves" unless the determination has been made by a qualified person that the mineral resources can be the basis of an economically viable project. As such, you are cautioned that, except for that portion of mineral resources classified as mineral reserves, mineral resources do not have demonstrated economic value. Likewise, you are cautioned not to assume that all or any part of measured and indicated mineral resources will ever be converted to mineral reserves.

Technical Report Summary

The information that follows relating to our individually material properties: Mine No. 4, Mine No. 7 and Blue Creek, is derived, for the most part, from, and in some instances is an extract from, the technical report summaries ("TRS") relating to such properties prepared in compliance with Item 601(b)(96) and subpart 1300 of Regulation S-K by Marshall Miller & Associates, Inc.. Portions of the following information are based on assumptions, qualifications and procedures that are not fully described herein. Reference should be made to the full text of each TRS, incorporated herein by reference and made a part of this Annual Report on Form 10-K. With regard to Mine No. 7 there have been no material changes in the modifying factors, mineral reserves or mineral resources from the TRS filed as Exhibit 96.1 to Form 10-K to the Company’s Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Mine No. 7 TRS"). With regard to Blue Creek there have been no material changes in the modifying factors from the TRS filed as Exhibit 96.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Blue Creek TRS"). Specifically for Blue Creek, it is important to note that reserves expressed in this 10-K now include approximately 26 million metric tons associated with our recently acquired federal coal leases with the BLM which were not considered as reserves in the 2023 Blue Creek TRS. Additionally, approximately 13 million metric tons of resources exclusive of reserves associated with the BLM leases have been added at Blue Creek. The resource boundaries and mining planning in the 2023 Blue Creek TRS assumed the acquisition of the BLM leases; accordingly, the 2023 Blue Creek TRS continues to support our development plan and remains valid. Based on our review, dialogue with Marshall Miller and Associates, Inc., and professional judgment, the 2023 Blue Creek TRS remains materially accurate as of the date of this Annual Report. The Company plans to file an updated Blue Creek TRS in connection with its 2026 filings, after one full year of production and actual operating cost data are available, to reflect current modifying factors and updated economic assumptions. The Company is therefore not filing a new TRS for Mine No. 7 nor Blue Creek in connection with this Annual Report and is incorporating the 2024 Mine No. 7 TRS and 2023 Blue Creek TRS herein by reference. Marshall Miller and Associates, Inc. was retained to compute volumetric updates to resources and reserves for Mine No. 7 and Blue Creek. Those estimations are considered in the tabulations of resources and reserves for Mine No. 7 and Blue Creek presented herein. Specific to Mine No. 4, Marshall Miller and Associates, Inc. completed a full update to the TRS for the year ended December 31, 2025 (the “2025 Mine No. 4 TRS) which is filed as Exhibit 23.2 to this Annual Report on Form 10-K. The previous TRS for Mine No. 4 was filed in May 2023 as an Amendment to the Annual Report for the year ended December 31, 2022 (The “2022 Mine No. 4 TRS”) on Form 10-K/A. The 2022 Mine No. 4 TRS utilized mine planning to support reserves which did not include broad assumptions of the acquisition of BLM leases. As such, life-of-mine plans in the 2025 Mine No. 4 TRS now include the BLM leases.

Overview and Highlights

As of December 31, 2025, and under the SEC's new rules governing mineral reserves, specifically subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants, we had estimated reserves totaling 186.2 million metric tons and estimated mineral resources exclusive of reserves of 54.0 million metric tons. Our three operating underground mines had approximately 179.3 million metric tons of recoverable reserves and our Blue Creek mine contained 54.0 million metric tons of in-place mineral resources exclusive of reserves.

The following map shows the major locations of our mining operations.

Blue Creek Mine No. 1
ALABAMA
Mine No. 4
North Portal
Jefferson
Mine No. 7
North Portal
Tuscaloosa
Mine No. 7
East Portal
Barge Loading Facility
Mine No. 4 & Prep. Plant
Mine No. 7 & Prep. Plant
Central Shop & Central Supply
Training Center
Mine No. 5 Prep. Plant
Central Lab
Central Mining Office
Huntsville
Birmingham
Montgomery
Mobile
Tuscaloosa
Brookwood
Northport
Interstate Highways
US Highways
0
50 KM
50 Miles

In addition to our underground and surface mines, we utilize a substantial amount of existing infrastructure which includes administration buildings, a central supply maintenance shop, central supply warehouses, a training center and a barge loading facility.

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

The following table provides the production (in thousands of metric tons) for our operating mines for each of the three years ended December 31, 2025, 2024 and 2023:

	Production
Location/Mine	2025	2024	2023
Alabama:
Warrior Met Coal Mining, LLC
No. 4	2,720	2,512	2,272
No. 7	4,690	4,780	4,664
Blue Creek	1,846	190	—

Total Alabama	9,256	7,482	6,936

All mining operations are subject to federal and state laws and must obtain permits to operate mines, coal preparation and related facilities, haul roads, and other incidental surface disturbances necessary for mining to occur. Permits generally require that the permittee post a performance bond in an amount established by the regulatory program to provide assurance that any disturbance or liability created during mining operations is properly restored to an approved post-mining land use and that all regulations and requirements of the permits are fully satisfied before the bond is returned to the permittee. Significant penalties exist for any permittee who fails to meet the obligations of the permits including cessation of mining operations, which can lead to potential forfeiture of the bond. We have obtained all mining and discharge permits to operate our mines and processing loadout or related facilities. As of December 31, 2025, we had outstanding surety bonds with parties for post-mining reclamation at all of our mining operations totaling $47.5 million, $16.0 million for federal coal leases and $6.4 million for miscellaneous purposes.

A substantial amount of the coal that we mine is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $81.5 million, $123.0 million, and $120.5 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The following table provides the location and quality of our proven and probable mineral reserves as of December 31, 2025.

Summary of Mineral Reserves as of December 31, 2025(1)

(in millions of metric tons)(2)

		Mineral Reserves(3)(5)					Quality (Dry Basis)
Location/Mine	Status of Operation(4)	Proven(3)	Probable(3)	Reserves(3)	Owned	Leased	% Ash	% Sulfur	% VM
Alabama:
No. 4	Production	37.7	8.1	45.8	—	45.8	10.2	1.0	30.0
No. 7	Production	29.7	14.6	44.3	0.2	44.1	9.6	0.7	23.0
Blue Creek(6)	Production	58.4	30.8	89.2	10.5	78.7	10.0	0.7	32.0
Other(7)	Various	6.9	—	6.9	6.7	0.2	3.2 - 23.5	0.7 - 6.01	N/A

Total		132.7	53.5	186.2	17.4	168.8

Total Warrior Met Coal		132.7	53.5	186.2	17.4	168.8

(1)
The price used and the time frame and point of reference used are discussed in the description of each mine below.
(2)
1 metric ton is equivalent to 1.102311 short tons.
(3)
Reserves are further categorized as Proven and Probable as defined by subpart 1300 of Regulation S-K under the Modernization of Property Disclosures for Mining Registrants. Proven reserves are reserves for which (a) quantity is computed from dimensions revealed in outcrops, trenches, workings or drill holes; grade and/or quality are computed from the results of detailed sampling and (b) the sites of inspection, sampling and measurement are spaced so closely, and the geologic character is so well defined that size, shape, depth and mineral content of reserves are well-established. Probable reserves are reserves for which quantity and grade and/or quality are computed from information similar to that used for proven reserves, but the sites for inspection, sampling and measurement are farther apart or are otherwise less adequately spaced. The degree of assurance, although lower than for proven reserves, is high enough to assume continuity between points of observation. The range of steelmaking coal sales prices used to assess our Mine No. 4 reserves were based on High Vol A price indices through 2035 and was held constant beyond that date and varies between $168 to $322 per metric ton. The range of steelmaking coal sales prices used to assess our Mine No. 7 reserves were based on 98 percent of the premium low-vol forecast through 2035 and was held constant beyond that date and varies between $229 to $329 per metric ton. The range of steelmaking coal sales prices used to assess our Blue Creek reserves were based on the IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $168 to $209 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. Measured resources, which may convert to proven reserves, are based on a 0.25-mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Inferred resources are commonly assumed to be located between 0.75 miles and 3 miles from a point of observation. The mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.
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
(6)
Total Blue Creek Mine reserve tonnage includes: 10.5 million owned, and 78.7 million leased.
(7)
Our other mines consist of other surface steelmaking and thermal coal mines, two of which are currently under lease to third parties and four of which are not operating. The proven and probable mineral reserves for these properties were prepared by McGehee Engineering Corporation.

The following table provides the location and quality of our Blue Creek measured, indicated and inferred mineral resources, exclusive of reserves, as of December 31, 2025.

Summary of Mineral Resources Exclusive of Reserves as of December 31, 2025(1)

(in millions of metric tons)(2)

		Demonstrated Coal Resources (in-place)				Quality (Dry Basis)
Location/Mine	Status of Operation(3)	Measured	Indicated	Measured + Indicated	Inferred	% Ash	% Sulfur	% VM
Alabama:
Blue Creek	Production	—	54.0	54.0	—	18.9	1.5	31

Total Alabama		—	54.0	54.0	—

Total Warrior Met Coal		—	54.0	54.0	—

(1)
The price used and the time frame and point of reference used are discussed in the description of Blue Creek below.
(2)
1 metric ton is equivalent to 1.102311 short tons.
(3)
The “Status of Operation” for each mine is classified as follows: Production - the mine is actively operating.

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

The following table provides a comparison of our material proven and probable mineral reserves as of December 31, 2025 and December 31, 2024:

Summary of Material Mineral Reserves as of December 31, 2025 as compared to December 31, 2024

(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2025	2024	Tons	%
No. 4
Material Reserves(2)
Proven(3)	37.7	32.7	5.0	15%
Probable(3)	8.1	0.6	7.5	1250%
Reserves(2)	45.8	33.3	12.5	38%
No. 7
Material Reserves(2)
Proven(3)	29.7	33.3	(3.6)	(11)%
Probable(3)	14.6	15.8	(1.2)	(8)%
Reserves(2)	44.3	49.1	(4.8)	(10)%
Blue Creek
Material Reserves(2)
Proven(3)	58.4	43.6	14.8	34%
Probable(3)	30.8	25.4	5.4	21%
Reserves(2)	89.2	69.0	20.2	29%

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

The Mine No. 4 change in proven and probable mineral reserves is primarily associated with production and the federal coal leases with the BLM. The Mine No. 7 change in proven and probable mineral reserves and quality is primarily attributable to production, incorporation of additional exploration drilling and associated coal quality data and minor changes in our mine plan. The Blue Creek change in proven and probable mineral reserves is primarily due to results from additional exploration and the federal coal leases with the BLM.

The following table provides a comparison of our Blue Creek material mineral resources exclusive of reserves as of December 31, 2025 and December 31, 2024:

Summary of Material Mineral Resources as of December 31, 2025 as compared to December 31, 2024

(in millions of metric tons)(1)

	As of December 31,		Change
Mine	2025	2024	Tons	%
Blue Creek (2)
Mineral Resources
Measured	—	—	—	—%
Indicated	54.0	39.7	14.3	36%
Measured + Indicated	54.0	39.7	14.3	36%

(1)
1 metric ton is equivalent to 1.102311 short tons.
(2)
Changes to Blue Creek's resources (exclusive of mineral reserves) are primarily associated with our recently acquired federal coal leases with the BLM.

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

Currently the mine operates a single longwall with advanced features that improves horizon control, dust control, and the latest shield technology for partial automation. The mine routinely updates or rebuilds equipment and during this process, adds the latest safety or production features available. Mine No. 4 preparation plant has also routinely been upgraded with the latest technology. This preparation plant runs the most modern circuits, including an ultrafine coal recovery system. The preparation plant has had numerous upgrades since its original construction, which has helped it to continue to capture a higher percentage of coal with each upgrade. Mine No. 4 preparation plant most recently completed a new fine coal recovery system in 2020, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 4 as of December 31, 2025, was $213.5 million.

As of the filing of this annual report, Mine No. 4 is currently active with three continuous mining sections and one longwall. Mine No. 4, inclusive of depleted mine works and future reserve areas, is composed of approximately 49,000 total acres. Of the 49,000 acres, approximately 8,900 are associated with future mining areas. Future mining areas include approximately 8,600 acres of leased mineral holdings and approximately 300 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are controlled through lease agreements. There are no significant title encumbrances to the property.

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

Mine No. 7 and Mine No. 5 preparation plants also are routinely upgraded with the latest technology. These preparation plants run the most modern circuits, including ultrafine coal recovery systems. Both preparation plants have had numerous upgrades since their construction, which has helped them to continue to capture a higher percentage of coal with each upgrade. Mine No. 7 most recently completed a new fine coal recovery system, with another system also currently under construction, at the same plant, to further improve overall plant recovery. The net book value of property, plant and equipment associated with Mine No. 7 as of December 31, 2025, was $268.5 million.

As of the filing of this annual report Mine No. 7 is currently active with two longwall sections and six continuous mining sections. Mine No. 7, inclusive of depleted mine works and future reserve areas, is composed of approximately 45,000 total acres. Of the 45,000 acres, approximately 11,100 are associated with future mining areas. Future mining areas include approximately 10,850 acres of leased mineral holdings and approximately 75 acres of owned mineral holdings and 175 acres of uncontrolled mineral holdings. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.

Blue Creek

We commenced longwall operations at the Blue Creek mine in October 2025, eight months ahead of schedule and on budget. We believe that the combination of a low production cost and the premium quality of the High Vol A steelmaking coal mined from Blue Creek, assuming we achieve our expected price realizations, will generate some of the highest steelmaking coal margins in the U.S., generate strong investment returns and achieve a rapid payback of our investment across a range of steelmaking coal price environments. Even in the early stages of production and sales, Blue Creek's contributions to our financial results are having a notable impact, which we expect will only increase as the mine continues to ramp toward full production.

The Blue Creek mine is a slope mine but is similar in operation to Mine No. 4 and Mine No. 7. The net book value of property, plant and equipment associated with Blue Creek as of December 31, 2025, was $990.0 million.

The mine property is located approximately 33°35’21”N latitude and 87°26’35”W longitude. Access to Blue Creek is by State Route 69, a well-maintained, paved, two-lane road with interstate access in close proximity to both the north and south. On site facilities include an administration building, maintenance shop, inventory warehouse and a 9.5 mile overland belt that carries the raw coal from the mine to the preparation plant.

Rail transportation for the mine is provided by NS railroad and river transportation will be available on the Black Warrior River when the barge-loadout is completed. The rail line and Black Warrior River serves as the primary means of transportation of coal from the mine.

Resources inclusive and exclusive of reserve currently encompass approximately 22,000 total acres, approximately 91% of which is leased from various entities and individuals. We have plans to continue to acquire additional leases, which are primarily from private entities and individuals. Our controlled reserves are either through direct ownership of the property or through third-party leases. Third-party leases have initial terms extending up to 30 years and generally provide for terms or renewals through the anticipated life of the associated mine. These renewals are conditioned upon the payment of minimum royalties. Under current mining plans, assigned reserves reported will be mined out within the period of existing leases or within the time period of probable lease renewal periods. All recoverable reserves reported are either 100% owned or controlled through lease agreements. There are no significant title encumbrances to the property.

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

As of the filing of this annual report Blue Creek is currently active with one longwall section and three continuous mining sections. A life of mine plan was used by the TRS in developing the estimate of proven and probable reserves. The mine plan was generated based on previous mine plans, anticipated lease acquisitions, and operational criteria with modifications where necessary due to geologic mapping or other factors. Carlson Mining software was utilized to generate the life of mine plan. The range of steelmaking coal sales prices used to assess our reserves were based on IHS High Volatile A price forecast through 2030 and was held constant beyond that date and varies between $168 to $209 per metric ton. The categories for proven and probable coal reserves are based on distances from valid points of measurement as determined by the qualified person for the area under consideration. For the Blue Creek mine estimate, measured resources, which may convert to a proven reserve, is based on a 0.25-mile radius from a valid point of observation. The distance between 0.25 and 0.75 of a mile radius was selected to define indicated resources. Blue Creek mineral reserves were estimated within an accuracy threshold of plus or minus 15 percent.

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

The Capital Allocation Policy states the following: In addition to the regular quarterly dividend and to the extent that the Company generates excess cash that is beyond the then current requirements of the business, the Board may consider returning all or a portion of such excess cash to stockholders through a special dividend or implementation of a stock repurchase program. Any future dividends or stock repurchases will be at the discretion of the Board and subject to consideration of a number of factors, including business and market conditions, future financial performance and other strategic investment opportunities. We will also seek to optimize our capital structure to improve returns to stockholders while allowing flexibility for us to pursue very selective strategic growth opportunities that can provide compelling stockholder returns. Our ability to pay dividends on our common stock is limited by covenants in the Amended ABL Facility and the Indenture and may be further restricted by the terms of any future debt or preferred securities. See “Part I, Item 1A. Risk Factors—Risks Related to the Ownership of our Common Stock—Any declaration and payment of future dividends to holders of our common stock may be limited by restrictive covenants of our Amended ABL Facility and the Indenture, and will be at the sole discretion of the Board and will also depend on many factors” and “Part II, Item 7. Management’s Discussion and Analysis of Financial Conditions and Results of Operation—Liquidity and Capital Resources—Amended ABL Facility” and “—Senior Secured Notes.”

During the year ended December 31, 2025, we paid $17.8 million of regular quarterly dividends under the Capital Allocation Policy.

Holders

As of January 22, 2026, we had approximately 332 holders of record of our common stock.

Stock Repurchases

There were no share repurchases of our common stock made during the quarter ended December 31, 2025.

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

The following graph shows a comparison from December 31, 2020 through December 31, 2025 of the cumulative total return for our common stock, the S&P Metals and Mining Index and the Russell 3000 Stock Index. The graph assumes that $100 was invested on December 31, 2020 in our common stock and each index and that all dividends were reinvested.

Note that historical stock price performance is not necessarily indicative of future stock price performance.

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides a narrative of our results of operations and financial condition for the years ended December 31, 2025 and December 31, 2024. You should read the following discussion and analysis of our financial condition and results of operations together with our audited consolidated financial statements and related notes appearing elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business and related financing, includes forward‑looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in “Part I, Item 1A. Risk Factors,” our actual results could differ materially from the results described in, or implied by, the forward‑looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”

For a discussion and analysis of our results of operations and financial condition for the year ended December 31, 2023, please refer to Part II, Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Overview

We are a U.S.-based, environmentally and socially minded supplier to the global steel industry. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality steelmaking coal, also known as hard coking coal (“HCC”), operating highly efficient longwall operations in our underground mines based in Alabama. In October 2025, we commenced operations at our transformational Blue Creek mine eight months ahead of schedule.

As of December 31, 2025, our three operating underground mines had approximately 179.3 million metric tons of recoverable reserves and our Blue Creek mine contained 54.0 million metric tons of recoverable reserves. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australian Index (the "S&P Platts Index"). Our Mine No. 4 and Blue Creek steelmaking coals are a High Volatility A ("HVA") quality coal that typically trades at a discount to the price of coal from Mine No. 7. We primarily target the East Coast High Vol A index for sales of our Mine No. 4 and Blue Creek coals that are destined for the Atlantic Basin. Whereas we target a variety of indices, including Platts Premium Low Vol and Platts Low Vol HCC for sales destined to the Pacific Basins. Our Blue Creek coal is also primarily sold into Asia and is sold on a cost and freight ("CFR") basis. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low-to-high volatile matter, low sulfur, high fluidity, and high strength. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.

We sell substantially all of our steelmaking coal production to global steel producers. Steelmaking coal, which is converted to coke, is a critical input in the steel production process. Steelmaking coal is both consumed domestically in the countries where it is produced and exported by several of the largest producing countries, such as China, Australia, the United States, Canada and Russia. Therefore, demand for our coal will be highly correlated to conditions in the global steelmaking industry. The steelmaking industry’s demand for steelmaking coal is affected by a number of factors, including the cyclical nature of that industry’s business, technological developments in the steelmaking process and the availability of substitutes for steel such as aluminum, composites and plastics. A significant reduction in the demand for steel products would reduce the demand for steelmaking coal, which would have a material adverse effect upon our business. Similarly, if alternative ingredients are used in substitution for steelmaking coal in the integrated steel mill process, the demand for steelmaking coal could materially decrease, which could also materially adversely affect demand for our steelmaking coal.

Commencement of Blue Creek Longwall

We commenced longwall operations at the Blue Creek mine in October 2025, eight months ahead of schedule and on budget. The ahead-of-schedule start of Blue Creek's longwall is already having an impact on our production profile, cost structure, and earnings potential heading into 2026. Due to the accelerated startup of the longwall, we produced approximately 1.8 million metric tons in 2025 and expect to produce at a minimum approximately 4.1 to 4.4 million metric tons in 2026.

On February 21, 2025, we provided an update on the Blue Creek project. Due to the implementation of innovative technologies and best practices, we increased nameplate production capacity of the Blue Creek mine by 25%, from the original production plan of 4.4 million metric tons to 5.4 million metric tons. With better-than-expected recovery and the anticipated addition of a fourth continuous miner unit, our overall nameplate production capacity increases up to approximately 6.4 million metric tons. The additional capacity increases our overall nameplate production capacity by 88%, from 7.3 million metrics tons per year to 13.7 million metrics tons per year. While our nameplate production capacity has significantly increased, actual annual sales and production volumes will be dependent upon steelmaking coal market conditions. Even in these early stages of production and sales, Blue Creek has already contributed to lower cash costs, further improving our position in the first-quartile of the global cost curve. In addition, Blue Creek's low-cost structure has reduced our all-in cash cost breakeven point and enhanced our profitability and cash flow generation.

We have invested approximately $240.3 million in 2025 and $956.8 million in the Blue Creek, project-to-date. While the longwall operations have recently commenced, there remains a significant amount of surface infrastructure to be completed to finish the overall project. Warrior remains on budget and expects total Blue Creek project capital expenditures of $995 million to $1.075 billion. The remaining amounts are expected to be primarily spent by the end of the first quarter of 2026.

Finalization of Federal Coal Lease Acquisition

On November 25, 2025, Warrior Met Coal BC, LLC (“Warrior BC”), a wholly-owned subsidiary of the Company, entered into Federal Coal Lease ALES-056519 at Mine No. 1 (the “Mine No. 1 Lease”) and Warrior Met Coal Mining, LLC (“Warrior Mining”, and together with Warrior BC, the “Companies”), a wholly-owned subsidiary of the Company, entered into Federal Coal Lease ALES-055797 at Mine No. 4 (the “Mine No. 4 Lease”, and, together with the Mine No. 1 Lease, the “Leases”), each with the United States of America through the Bureau of Land Management (the “BLM”) of the United States Department of the Interior.

The Mine No. 1 Lease covers approximately 8,346 acres and the Mine No. 4 Lease covers approximately 5,704 acres. The BLM estimates the Mine No. 1 Lease tract contains approximately 32.9 million metric tons of recoverable coal reserves, and the Mine No. 4 Lease tract contains approximately 15.3 million metric tons of recoverable coal reserves. Subject to the terms and conditions thereof, the Leases provide the Companies with the exclusive right to drill for, mine, extract, remove or otherwise process and dispose of the coal deposits in, upon, or under the lands described therein. Each Lease has a minimum term of 20 years and for so long thereafter as coal is produced in commercial quantities from the leased lands, subject to readjustment of lease terms at the end of the twentieth lease year and each 10-year period thereafter. Pursuant to each lease, each Company is required to pay customary production royalties of 7% of the value of the coal produced and per acre annual rental payments to the BLM.

Warrior BC bid approximately $32 million for the Mine No. 1 Lease and has submitted a payment for approximately $6.4 million, which is the first of five equal payments. Warrior Mining bid approximately $15 million for the Mine No. 4 Lease and has submitted a payment for approximately $3.0 million, which is the first of five equal payments. Successive installments are due each year on the anniversary of the Leases for the next four years. These future installments were recorded at a discount using our credit-adjusted risk-free rate and are presented in the Consolidated Balance Sheets as short and long-term federal coal lease obligations. As of December 31, 2025, the present value of the short-term and long-term obligations were $8.8 million and $23.7 million, respectively.

On January 13, 2026, the U.S. Department of the Interior issued mining plan approval documents for each Lease, thereby authorizing coal development and mining operations on parts of each Lease within the area of mining plan approval.

Recent Developments

Global steelmaking coal markets remained challenged throughout 2025, driven primarily by depressed global steel demand, record‑high Chinese steel exports, and an abundant global supply of steelmaking coal. During the fourth quarter of 2025, pricing for high‑quality steelmaking coal improved slightly, reversing the consistent weakening experienced during the first half of the year. As of February 10, 2026, the Platts Index price for premium LV coal was $251.50 per metric ton, while the Platts Low Vol HCC was $208.60 per metric ton. Seasonal restocking activity and resilient steel production continued to support demand, with India emerging as a significant near‑term driver of import requirements.

Weather‑related supply constraints—most notably the arrival of Cyclone Koji in Australia in January 2026—contributed to a sharp increase in premium LV coal pricing. According to Wood Mackenzie, this event may result in prolonged operational disruptions due to chronic underinvestment in Queensland’s mining and logistical infrastructure. Despite these temporary supply constraints, we expect the overall pricing environment in 2026 to remain broadly consistent with 2025 levels, reflecting persistent global steel demand weakness, elevated Chinese steel exports, and continued abundance in global steelmaking coal supply.

The United States government continues to impose a broad range of tariffs on foreign goods imported into the U.S., with certain nations and regions enacting retaliatory tariffs on U.S. exports. Ongoing trade and tariff uncertainty has contributed to lower seaborne coal prices. Any newly implemented tariffs or other trade measures—whether imposed by the U.S. or by trading partners—could reduce economic activity, increase our operating costs, diminish demand for steelmaking coal, alter customer purchasing behaviors, disrupt our supply chain, or materially impact steelmaking coal pricing. These measures could also limit trade with the U.S. or produce other adverse economic outcomes.

It remains too early to quantify the impact of current or potential tariffs on our consolidated financial statements. We continue to monitor the evolving trade environment and evaluate actions to mitigate potential adverse effects on our business.

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

Collective Bargaining Agreement

Our Collective Bargaining Agreement contract with the United Mine Workers of America (“UMWA”) expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. As a result of the strike, we initially idled Mine No. 4 and scaled back operations at Mine No. 7. In the first quarter of 2022, we restarted operations at Mine No. 4. We incurred no idle mine expenses for the years ended December 31, 2023, December 31, 2024 or December 31, 2025. We incurred business interruption expenses of approximately $0.1 million for the year ended December 31, 2025, which represents ongoing legal expenses associated with the ongoing labor negotiations. We incurred $0.5 million and $8.3 million for the years ended December 31, 2024 and December 31, 2023, respectively, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Consolidated Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. We continue to engage in good faith efforts with the labor union to reach an agreement on a new contract.

Basis of Presentation

The consolidated financial statements included elsewhere in this Annual Report and the other financial information presented and discussed in this management's discussion and analysis includes the accounts of Warrior Met Coal, Inc. and its subsidiaries (the "Company" or "Warrior").

How We Evaluate Our Operations

We have one reportable segment identified as Mining which consists of Mine No. 4, Mine No. 7 and the Blue Creek mine. We determined that our natural gas and royalty business did not meet the criteria in ASC 280, Segment Reporting, to be considered as a reportable segment. Therefore, we have included their results in an "all other" category as a reconciling item to consolidated amounts.

Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (i) Segment Adjusted EBITDA, a non-GAAP financial measure; (ii) sales volumes and average selling price, which drive coal sales revenue; (iii) cash cost of sales, a non-GAAP financial measure; and (iv) Adjusted EBITDA, a non-GAAP financial measure. The following table presents supplementary data on a historical basis for each of the periods indicated.

	For the year ended December 31,
	2025	2024	2023
(in thousands)
Segment Adjusted EBITDA	$294,623	$492,683	$737,723
Metric tons sold	8,735	7,235	6,820
Metric tons produced	9,256	7,482	6,936
Average net selling price per metric ton	$146.20	$207.32	$241.64
Cash cost of sales per metric ton	$111.66	$138.10	$132.60
Adjusted EBITDA	$256,549	$447,850	$698,866

Segment Adjusted EBITDA

We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative expenses, business interruption expenses, loss on early extinguishment of debt, other (expense) income, interest income, interest expense, income tax benefit (expense) and certain transactions or adjustments that the CEO, our Chief Operating Decision Maker does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

Cash Cost of Sales

We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to GAAP, are classified in the Consolidated Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce steelmaking coal and sell it free-on-board at the Port of Mobile in Alabama. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the year ended December 31,
	2025	2024	2023
(in thousands)
Cost of sales	$982,401	$1,007,297	$910,269
Asset retirement obligation accretion and valuation adjustment	(2,099)	(3,243)	(2,109)
Stock compensation expense	(4,918)	(4,866)	(3,841)
Cash cost of sales	$975,384	$999,188	$904,319

Adjusted EBITDA

We define Adjusted EBITDA as net income before net interest (income) expense, income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion and valuation adjustments, non-cash stock compensation expense, other non-cash accretion and valuation adjustments, non-cash mark-to-market loss (gain) on gas hedges, loss on early extinguishment of debt, business interruption expenses and other expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the year ended December 31,
	2025	2024	2023
(in thousands)
Net income	$56,998	$250,603	$478,629
Interest income, net	(8,735)	(28,776)	(22,739)
Income tax (benefit) expense	(2,554)	33,063	72,790
Depreciation and depletion	188,565	153,982	127,356
Asset retirement obligation accretion and valuation adjustment (1)	1,770	5,435	4,535
Stock compensation expense (2)	19,953	22,070	18,300
Other non-cash accretion and valuation adjustments (3)	708	9,114	205
Non-cash mark-to-market (gain) loss on gas hedges (4)	(175)	1,835	(1,227)
Loss on early extinguishment of debt (5)	—	—	11,699
Business interruption (6)	19	524	8,291
Other expense (7)	—	—	1,027
Adjusted EBITDA	$256,549	$447,850	$698,866

(1)
Represents non-cash accretion expense and valuation adjustment associated with our asset retirement obligations (see Note 9 to our consolidated financial statements).

(2)
Represents non-cash stock compensation expense associated with equity awards (see Note 16 to our consolidated financial statements).
(3)
Represents non-cash accretion expense and valuation adjustments associated with our black lung obligations (see Note 10 to our consolidated financial statements).
(4)
Represents non-cash mark-to-market (gains) losses recognized on our gas hedges (see Note 18 to our consolidated financial statements).
(5)
Represents a loss incurred in connection with the early extinguishment of debt.
(6)
For the years ended December 31, 2025 and 2024, represents ongoing legal expenses associated with the ongoing labor negotiations and for 2023 represents non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses.
(7)
Represents non-recurring expenses incurred in connection with the ransomware attack discovered by the Company on July 29, 2023.

Results of Operations

Year Ended December 31, 2025 and 2024

The following table summarizes certain financial information relating to our operating results that have been derived from our audited consolidated financial statements for the years ended December 31, 2025 and 2024.

	For the year ended December 31,
(in thousands)	2025	% of Total Revenues	2024	% of Total Revenues
Revenues:
Sales	$1,277,024	97.5%	$1,499,980	98.3%
Other revenues	33,019	2.5%	25,240	1.7%
Total revenues	1,310,043	100.0%	1,525,220	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	982,401	75.0%	1,007,297	66.0%
Cost of other revenues (exclusive of items shown separately below)	27,668	2.1%	45,449	3.0%
Depreciation and depletion	188,565	14.4%	153,982	10.1%
Selling, general and administrative	65,681	5.0%	63,078	4.1%
Business interruption	19	—%	524	—%
Total costs and expenses	1,264,334	96.5%	1,270,330	83.3%
Operating income	45,709	3.5%	254,890	16.7%
Interest expense	(9,742)	(0.7)%	(4,271)	(0.3)%
Interest income	18,477	1.4%	33,047	2.2%
Income before income tax (benefit) expense	54,444	4.2%	283,666	18.6%
Income tax (benefit) expense	(2,554)	(0.2)%	33,063	2.2%
Net income	$56,998	4.4%	$250,603	16.4%

Sales, production and cost of sales components on a per unit basis for the years ended December 31, 2025 and 2024 were as follows:

	For the year ended December 31,
	2025	2024
Steelmaking Coal (metric tons in thousands)
Metric tons sold	8,735	7,235
Metric tons produced	9,256	7,482
Average net selling price per metric ton	$146.20	$207.32
Cash cost of sales per metric ton	$111.66	$138.10
Cost of production %	66%	64%
Transportation and royalties %	34%	36%

We delivered strong results for the year ended December 31, 2025 driven by record sales volumes, the commencement of longwall operations at the transformational Blue Creek mine, and continued cost improvements. The ahead-of-schedule start of Blue Creek's longwall in October 2025 is already reshaping Warrior's production profile, cost structure and earnings potential.

The following list highlights our key accomplishments for the year ended December 31, 2025:

•
commenced longwall operations at the Blue Creek mine, eight months ahead of schedule and on budget;
•
we finalized two federal coal leases with the BLM, which contain approximately 48 million metric tons of reserves, further strengthening the resource base underpinning our strategic growth initiatives;
•
we achieved record annual sales volumes of 8.7 million metric tons, a 21% increase compared to the prior year, and record production volumes of 9.3 million metric tons, a 24% increase compared to the prior year, which reflects strong operational performance from the Blue Creek mine as it produced 1.8 million metric tons and we sold 1.4 million metric tons;
•
we achieved strong net income of $57.0 million, or $1.08 per diluted share and adjusted EBITDA of $256.5 million;
•
we delivered positive cash flows from operations of $229.2 million, enabling the continued investment in capital expenditures of $402.2 million for the growth of the business;
•
we maintained a strong balance sheet with total liquidity of $483.9 million, consisting of cash and cash equivalents of $300.0 million, short-term investments of $43.4 million, net of $9.9 million posted as collateral, and $140.5 million available under our Amended ABL Facility;
•
we achieved a total reportable incidence rate of 1.96, which is 53% lower than the national total reportable incidence rate for all underground coal mines in the United States of 4.20 for the six months ended June 30, 2025 which represents the latest data available; and
•
we demonstrated an ongoing commitment to returning capital to our stockholders paying a regular quarterly dividend of $0.08 per share.

Sales were $1.3 billion for the year ended December 31, 2025, compared to $1.5 billion for the year ended December 31, 2024. The $223.0 million or 15% decrease in sales was primarily driven by a $533.9 million decrease related to a $61.12 or 29.5% decrease in the average net selling price per metric ton of steelmaking coal offset partially by a $311.0 million increase due to a 1.4 million metric ton increase in steelmaking coal sales volume. Sales volumes for the year ended December 31, 2025, were a record 8.7 million metric tons, a 21% increase, driven by increased production due to the commencement of longwall operations at Blue Creek in October 2025, eight months ahead of schedule and under budget. The average net selling price of our steelmaking coal decreased $61.12 from $207.32 per metric ton for the year ended December 31, 2024 to $146.20 per metric ton for the year ended December 31, 2025. Our average gross price realization was approximately 80% of the Platts Premium Low Vol FOB Australian index price for the year ended December 31, 2025 compared to 89% for the year ended December 31, 2024, primarily driven by 13% higher sales mix of High Vol A steelmaking coal sold primarily into the Pacific Basin, a lower price index relative to premium Low Vol and elevated freight rates to the Pacific Basin.

For the year ended December 31, 2025, the Company's geographic customer mix was 48% in Asia, 37% in Europe, 14% in South America and 1% in the U.S. For the year ended December 31, 2024, the Company's geographic customer mix was 42% in Asia, 38% in Europe, 19% in South America and 1% in the U.S.

Other revenues for the year ended December 31, 2025 were $33.0 million compared to $25.2 million for the year ended December 31, 2024. Other revenues are comprised of revenue derived from our natural gas operations, gains and losses on our natural gas hedges and earned royalty revenue. The $7.8 million increase in other revenues is primarily driven by an increase of $1.30 per Million British Thermal Unit ("MMBtu") or 52% in the Southern Louisiana natural gas price average offset partially by a slight decrease in gas sales volumes for the year ended December 31, 2025 compared to the prior year comparable period. The current year also includes a mark-to-market net gain of $0.2 million on outstanding gas hedges.

Cost of sales (exclusive of items shown separately below) was $982.4 million, or 75.0% of total revenues for the year ended December 31, 2025, compared to $1,007.3 million, or 66.0% of total revenues for the year ended December 31, 2024. The $24.9 million decrease in cost of sales was primarily driven by a $231.0 million decrease due to a $26.44 per metric ton decrease in the average cash cost of sales per metric ton offset partially by a $207.2 million increase due to a 21% increase in steelmaking coal sales volumes. The decrease in average cash cost of sales per metric ton is primarily driven by the sales mix of Blue Creek coal and its inherently lower cost structure and lower steelmaking coal prices and their effect on our variable cost structure, primarily for wages, transportation and royalties. For the year ended December 31, 2025, cost of production represented 66% of cost of sales and transportation and royalties accounted for approximately 34% compared to cost of production of 64% and transportation and royalties of 36% for the year ended December 31, 2024.

Cost of other revenues was $27.7 million for the year ended December 31, 2025, compared to $45.4 million for the year ended December 31, 2024. The $17.8 million decrease is primarily due to a net change of approximately of $8.6 million in our black lung obligation valuation adjustment recorded annually in the fourth quarter primarily attributable to a decrease in open claims and the net impact of a change in discount rates.

Depreciation and depletion was $188.6 million, or 14.4% of total revenues, for the year ended December 31, 2025, compared to $154.0 million, or 10.1% of total revenues for the year ended December 31, 2024. The $34.6 million increase in depreciation and depletion is primarily driven by additional assets placed in service throughout the year and a 21% increase in steelmaking coal sales volumes as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.

Selling, general and administrative expenses were $65.7 million, or 5.0% of total revenues for the year ended December 31, 2025 compared to $63.1 million, or 4.1% of total revenues for the year ended December 31, 2024. The $2.6 million increase in selling, general and administrative expenses is primarily driven by an increase in employee related expenses.

Interest expense was $9.7 million, or 0.7%, of total revenues, for the year ended December 31, 2025, compared to $4.3 million, or 0.3% of total revenues, for the year ended December 31, 2024. The $5.5 million increase is due to interest on new financing leases in 2025.

Interest income was $18.5 million, or 1.4% of total revenues, for the year ended December 31, 2025, compared to $33.0 million, or 2.2% of total revenues, for the year ended December 31, 2024. The $14.6 million decrease was driven by a decrease in invested cash balances and lower rates of return earned on our investments.

For the year ended December 31, 2025, we recognized income tax benefit of $2.6 million or an effective tax rate of negative 4.7% primarily due to federal income tax expense at the U.S. statutory tax rate of $11.4 million offset by an income tax benefit of $12.2 million driven by percentage depletion deduction, $4.7 million due to the marginal well tax credit and $4.3 million due to a deduction under Section 250 of the Code: Foreign-Derived Intangible Income ("FDII"). For the year ended December 31, 2024, we recognized income tax expense of $33.1 million or an effective tax rate of 11.7% primarily due to pre-tax income of $283.7 million offset partially by an income tax benefit of $14.4 million of percentage depletion deduction, $12.1 million due to the FDII deduction and $4.9 due to the marginal well tax credit. The OBBBA was enacted on July 4, 2025, and updated the FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes will take effect for taxable years beginning after December

31, 2025. The marginal well credit is a production-based tax credit that provides a credit for qualified natural gas production and is phased out when natural gas prices exceed certain thresholds.

At December 31, 2025, we had state NOLs of approximately $948.9 million. These NOLs represent a deferred tax asset of approximately $2.9 million, net of the valuation allowance. See Note 7 of the Notes to the Consolidated Financial Statements for more information.

Liquidity and Capital Resources

Overview

Our sources of cash have been steelmaking coal and natural gas sales to customers, proceeds received from the Notes (as defined below) and access to our Amended ABL Facility. Historically, our primary uses of cash have been for funding the operations of our coal and natural gas production operations, working capital, our capital expenditures, including capital expenditures and mine development for the development of Blue Creek, our reclamation obligations, payment of principal and interest on our Notes, professional fees and other non-recurring transaction expenses. In addition, we used available cash on hand to repurchase shares of common stock and to pay our quarterly and special dividends, each of which reduces or reduced cash and cash equivalents.

Going forward, we will use cash to fund debt service payments on our Notes, the Amended ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, our reclamation obligations, our finance lease obligations, our black lung obligations, our federal coal lease obligations, professional fees, and other non-recurring transaction expenses and strategic investments, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the Amended ABL Facility, and, in the case of any future strategic investments, capital needs or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.

Our available liquidity as of December 31, 2025 was $483.9 million, consisting of $300.0 million of cash and cash equivalents, $43.4 million of short-term investments, net of $9.9 million posted as collateral, and $140.5 million available under our Amended ABL Facility, net of outstanding letters of credit. As of December 31, 2025, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility.

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

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, we were insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. From June 1, 2018 to May 31, 2020 and June 1, 2020 to May 31, 2024, we had a deductible policy where the Company was responsible for the first $0.5 million and $1.0 million, respectively, for each black lung and workers compensation related claim from any of our employees. Beginning on June 1, 2024, we have a deductible policy where we are responsible for the first $2.0 million of each black lung and workers compensation related claim from any of our employees.

We assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $9.9 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $0.9 million that was acquired from Walter Energy. We received a letter from the Division of Coal Mine Workers' Compensation ("DCWMC") on February 21, 2020, under its new process for self-insurance renewals, which would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DCWMC on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DCWMC held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DCWMC lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. We appealed this decision.

On January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025 (the "2025 Final Regulations"). The 2025 Final Regulations required, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On January 14, 2025, we received a letter from the DCMWC outlining the new procedures and application process for authorizing operators to self-insure under the new regulations. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, we received another letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCWMC further stated that additional guidance would be provided in due course after consultation with the new DOL leadership. We have posted $18.6 million in surety bonds and $9.9 million of collateral recognized as short term investments in addition to maintaining a black lung trust of $0.9 million that was acquired from Walter Energy.

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of December 31, 2025, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $47.5 million, $18.6 million as collateral for self-insured black lung related claims, $16.0 million for federal coal leases and $6.4 million for miscellaneous purposes.

We believe that our future cash flows from operations, together with cash on our balance sheet and proceeds from the borrowings under our Amended ABL Facility, will provide adequate resources to fund our debt service payments, asset retirement obligations, finance lease obligations, federal coal lease obligations, black lung obligations and planned operating and capital expenditure needs for at least the next twelve months and beyond. However, we will continue to assess our liquidity needs in light of the current weakness in steelmaking coal prices.

The Company's principal contractual commitments include repayments of long-term debt and related interest, potential minimum throughput payments associated with our rail and port providers, asset retirement obligation payments, black lung obligation payments, payments on various coal and land leases, including the federal coal lease obligations, and payments under financing lease obligations. Currently, there are no known trends or expected changes anticipated in future periods that would not be indicative of past results for our contractual commitments.

Refer to the respective notes to the consolidated financial statements for further information about our asset retirement obligations (Note 9), black lung obligations (Note 10), financing lease payment obligations (Note 11), federal coal leases (Note 12), credit facilities and long-term debt (Note 13), commitments and contingencies (Note 14), share repurchase programs (Note 17) and derivative instruments (Note 18).

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

Consolidated Statements of Cash Flows

Cash balances were $300.0 million, $491.5 million and $738.2 million at December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

The following table sets forth, a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the year ended December 31,
	2025	2024	2023
Net cash provided by operating activities	$229,246	$367,448	$701,108
Net cash used in investing activities	(405,150)	(538,002)	(527,207)
Net cash used in financing activities	(15,379)	(68,511)	(265,184)
Net decrease in cash and cash equivalents and restricted cash	$(191,283)	$(239,065)	$(91,283)

Operating Activities

Net cash flows from operating activities consist of net income adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax (benefit) expense, stock-based compensation, amortization of debt issuance costs and debt discount, accretion expense and valuation adjustment associated with our asset retirement obligations, mark-to-market adjustments on gas hedges, loss on early extinguishment of debt and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers, production and sale of coal inventory and disbursements to our vendors is the primary driver of changes in our working capital.

Net cash provided by operating activities was $229.2 million for the year ended December 31, 2025, and was primarily attributed to net income of $57.0 million adjusted for depreciation and depletion expense of $188.6 million, stock-based compensation expense of $20.0 million, accretion and valuation adjustment of asset retirement obligations of $1.8 million and amortization of debt issuance costs and debt discount of $1.6 million, offset partially by deferred income tax benefit of $9.4 million, mark-to-market gain on gas hedges of $0.2 million and an increase in net working capital of $22.6 million. The increase in our working capital was primarily attributable to increases in trade accounts receivable, inventories and prepaid expenses partially offset by increases to accounts payable and accrued expenses. The increase in trade accounts receivable, inventories, prepaid expenses, accounts payable and accrued expenses is primarily due to the commencement of longwall operations at the Blue Creek mine.

Net cash provided by operating activities was $367.4 million for the year ended December 31, 2024, and was primarily attributed to net income of $250.6 million adjusted for depreciation and depletion expense of $154.0 million, stock-based compensation expense of $22.1 million, accretion and valuation adjustment of asset retirement obligations of $5.4 million and amortization of debt issuance costs and debt discount of $1.6 million, offset partially by deferred income tax benefit of $8.1 million and an increase in net working capital of $55.2 million. The increase in our working capital was primarily attributable to an increase in trade accounts receivable, inventories and prepaid expenses offset partially by a decrease in income tax receivable and other receivables. The increase in trade accounts receivable is due to the timing of sales and collections combined with a 0.4 million increase in steelmaking coal metric tons sold offset partially by a $34.32 decrease in our steelmaking coal average net selling price per metric ton. The increase in inventories is due to an increase in production.

Investing Activities

Net cash used in investing activities was $405.2 million for the year ended December 31, 2025, primarily comprised of $320.3 million of purchases of property, plant and equipment, $81.9 million of capitalized mine development costs associated with our Blue Creek development and $9.4 million on the acquisition of leased mineral rights partially offset by $6.4 million in proceeds received from the maturity of investments. We spent approximately $61.3 million in sustaining capital and spent an additional $259.0 million in other discretionary capital, which primarily included capital spent on the development of Blue Creek of $240.3 million and capital spent on the bunker at Mine No. 4 of $17.3 million.

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

Financing Activities

Net cash used in financing activities was $15.4 million for the year ended December 31, 2025, primarily due to principal repayments of financing lease obligations of $36.9 million, payment of quarterly dividends of $17.8 million and payments of tax withholdings on vested equity awards of $9.4 million offset partially by proceeds received from financing lease obligations of $48.8 million.

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

Capital Allocation Policy

On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. In February 2023, we announced that the Board approved an increase in the regular quarterly cash dividend by 17%, from $0.06 per share to $0.07 per share. On February 9, 2024, we announced the Board approved an increase in the regular quarterly cash dividend by 14% from $0.07 per share to $0.08 per share and declared a special cash dividend of $0.50 per share. Our strategy continues to be focused on optimizing our capital structure to improve returns to stockholders, through special cash dividends, while allowing flexibility for us to complete development of Blue Creek. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.

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

During the year ended December 31, 2025, we have paid $17.8 million of regular quarterly dividends under the Capital Allocation Policy.

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

As of December 31, 2025, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

Amended ABL Facility

On August 28, 2025, Warrior Met Coal, Inc. (the “Company”) entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amends the Company's existing Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increases the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extends the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amends certain borrowing base calculations and other terms and provisions of the credit facility. As of December 31, 2025, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. At December 31, 2025, we had $140.5 million of availability under the Amended ABL Facility.

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

The Amended ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver consolidated financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the Amended ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the Amended ABL Facility is less than a certain amount. As of December 31, 2025, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the Amended ABL Facility also contains customary events of default.

We were in compliance with all applicable covenants under the Amended ABL Facility as of December 31, 2025.

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

During the year ended December 31, 2023, we repurchased in the open market and extinguished approximately $8.0 million principal amount of our Notes. In connection with the extinguishment of our Notes, we recognized a loss on early extinguishment of debt of $0.1 million which is included in interest income (expense), net in the Consolidated Statements of Operations.

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

Short-Term Investments

As of December 31, 2025 and 2024, we had $9.9 million and $9.5 million of collateral recognized as short term investments, respectively. These investments were posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy and its subsidiaries, which were assumed in the acquisition of certain assets of Walter Energy and relate to periods prior to March 31, 2016. We also had $43.4 million and $5.1 million in fixed income securities as of December 31, 2025 and December 31, 2024, respectively, with maturities less than twelve months.

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

Our capital expenditures were $320.3 million and $457.2 million for the years ended December 31, 2025 and December 31, 2024, respectively. During 2025, we spent approximately $61.3 million in sustaining capital and spent an additional $259.0 million in other discretionary capital, which primarily included capital spent on the development of Blue Creek of $240.3 million and capital spent on the bunker at Mine No. 4 of $17.3 million. Our deferred mine development costs were $81.9 million and $31.1 million for the years ended December 31, 2025 and December 31, 2024, respectively, and relate to the development of the transformational Blue Creek mine. Now that we have commenced longwall operations at our Blue Creek mine, we do not anticipate any further mine development costs. We evaluate our spending on an ongoing basis in connection with our mining plans and the prices of steelmaking coal taking into consideration the funding available to maintain our operations at optimal production levels.

Our capital spending is expected to range from $155.0 million to $215.0 million for the full year 2026, consisting of sustaining capital expenditures of approximately $105.0 to $115.0 million and discretionary capital expenditures of approximately $50.0 to $75.0 million for the final construction of Blue Creek. Our sustaining capital expenditures include expenditures related to longwall operations and continuous miners.

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

Critical Accounting Policies and Estimates

The consolidated financial statements are prepared in conformity with U.S. GAAP, which require the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses in the period presented. Management evaluates these estimates and assumptions on an ongoing basis, using historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management’s estimates.

We believe the following discussion addresses our most critical accounting estimates, which are those that are most important to the presentation of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These estimates are based upon management’s historical experience and on various other assumptions that we believe reasonable under the circumstances. Changes in estimates used in these and other items could have a material impact on our consolidated financial statements. Our significant accounting policies are described in Note 2 to our consolidated financial statements included elsewhere in this Annual Report.

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

Each of these factors may vary considerably from the assumptions used in estimating reserves and resources. For these reasons, estimates of economically recoverable quantities of coal attributable to a particular group of properties, and classifications of these reserves and resources based on risk of recovery and estimates of future net cash flows, may vary substantially. Actual production, revenues and expenditures with respect to reserves and resources will likely vary from estimates and these variances may be material. Variances could affect our projected future revenues and expenditures, as well as the valuation of coal reserves, resources and depletion rates. As of December 31, 2025, we had estimated reserves totaling 186.2 million metric tons and estimated mineral resources exclusive of reserves of 54.0 million metric tons.

Asset Retirement Obligations

Our asset retirement obligations primarily consist of spending estimates to reclaim surface lands and supporting infrastructure at both surface and underground mines in accordance with applicable reclamation laws in the United States as defined by each mining permit. Significant reclamation activities include reclaiming refuse piles and slurry ponds, reclaiming the pit and support acreage at surface mines, and sealing portals at underground mines. Asset retirement obligations are determined for each mine using various estimates and assumptions, including estimates of disturbed acreage as determined from engineering data, estimates of future costs to reclaim the disturbed acreage and the timing of related cash flows, discounted using a credit-adjusted, risk-free rate. Our asset retirement obligations also include estimates to reclaim gas wells in accordance with the Oil and Gas Board of Alabama. On at least an annual basis, we review our entire asset retirement obligation liability and make necessary adjustments for permit changes, the anticipated timing of mine closures, and revisions to cost estimates and productivity assumptions to reflect current experience. As changes in estimates occur, the carrying amount of the obligation and asset are revised to reflect the new estimate after applying the appropriate credit-adjusted, risk-free discount rate. For sites where there is no asset, expense or income is recognized for changes in estimates. If our assumptions differ from actual experience, or if changes in the regulatory environment occur, our actual cash expenditures and costs that we incur could be materially different than currently estimated. At December 31, 2025, we had recorded asset retirement obligation liabilities of $70.3 million, including $5.5 million reported as a current liability.

Income Taxes

In connection with the acquisition of certain assets of Walter Energy consummated on March 31, 2016, we acquired deferred tax assets primarily associated with federal and state NOLs attributable to Walter Energy's write-off of its investment in Walter Energy Canada Holdings, Inc. As of December 31, 2025, we believe we have utilized all of our federal NOLs and federal general business credit carryforwards. The Company has state NOL carryforwards of approximately $948.9 million, which expire predominantly on December 31, 2029 through December 31, 2035.

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

On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, we had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, we have determined that it is not more likely than not that we would have sufficient taxable income to utilize all of our Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2025, we have a valuation allowance against our state deferred income tax assets of approximately $45.0 million.

Recently Adopted Accounting Standards

See Note 2 of our consolidated financial statements for disclosures related to new or upcoming accounting pronouncements.

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

We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Consolidated Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of December 31, 2025, the Company had no gas contracts outstanding.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. For the years ended December 31, 2025 and 2024 we did not have any allowances for credit losses associated with our trade accounts receivables.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our Amended ABL Facility bears an interest rate equal to SOFR, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the Amended ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of December 31, 2025, assuming we had $140.5 million outstanding under our Amended ABL Facility, a 100 basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the Amended ABL Facility by approximately $1.4 million.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of December 31, 2025. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our Chief Executive Officer and Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, our management used the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Our management has concluded that, as of December 31, 2025, our internal control over financial reporting is effective based on this assessment and these criteria.

Our independent registered public accounting firm, Ernst & Young LLP (PCAOB ID: 0042), has audited the effectiveness of our internal control over financial reporting, as stated in their attestation report included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Amended and Restated Employment Agreements

The Company is a party to an employment agreement with each of Walter J. Scheller, III, Jack K. Richardson, Kelli K. Gant and Charles Lussier (each, an “Executive”). On February 10, 2025, the Company and each Executive entered into an Amended and Restated Employment Agreement (collectively, the “Amended Employment Agreements”), which replace the prior employment agreements in their entirety. The Amended Employment Agreements (i) provide that, if an Executive’s employment is terminated without Cause or for Good Reason within twelve (12) months following a Change in Control (as such capitalized terms are defined in the Amended Employment Agreements), the Executive shall receive (A) a prorated bonus for the year of termination if such termination occurs following the third quarter of the Company’s fiscal year and (B) accelerated vesting of the portion of an equity award that would have become vested within thirty (30) days following the date of termination; (ii) standardize the severance payments and other benefits that the Executives will receive upon a termination without Cause or for Good Reason; and (iii) amend the definition of “Good Reason,” as well as provide for certain other administrative, clarifying and conforming changes. The above summary of the Amended Employment Agreements is not complete and is qualified in its entirety by reference to the complete text of the Amended Employment Agreements, copies of which are incorporated herein by reference and filed as Exhibits 10.6, 10.7, 10.9 and 10.10 to the Company's Annual Report on Form 10-K for the year ended December 31, 2024.

Rule 10b5-1 Trading Arrangements

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended December 31, 2025, none of the Company’s directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

Part III

Item 10. Directors, Executive Officers and Corporate Governance

Information regarding our Code of Business Conduct and Ethics and Corporate Governance Guidelines for our principal executive officer and principal financial and accounting officer are described in “Item 1. Business” in this Annual Report. Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

Insider Trading Policies and Procedures

Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 10 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

Item 11. Executive Compensation

Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 11 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 12 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 13 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

Item 14. Principal Accounting Fees and Services

Pursuant to paragraph 3 of General Instruction G to Form 10-K, we incorporate by reference into this Item 14 the information to be disclosed in our definitive proxy statement, which is to be filed pursuant to Regulation 14A with the SEC within 120 days after the close of the year ended December 31, 2025.

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

3.4

Second Amended and Restated Bylaws of Warrior Met Coal, Inc. (as amended July 28, 2025) (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K (File No. 001-38061) filed with the Commission on August 1, 2025).).

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

10.2#

First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of August 28, 2025, by and among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrower, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent) (incorporated by reference to Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with commission on September 2, 2025.

10.3

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

10.7†

Amended and Restated Employment Agreement, dated February 10, 2025 by and between Warrior Met Coal, Inc. and Walter J. Scheller, III (incorporated by reference to Exhibit 10.6 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2025).

10.8†

Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Jack K. Richardson (incorporated by reference to Exhibit 10.7 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2025).

10.9†

Employment Agreement, dated January 1, 2017, by and between Warrior Met Coal, LLC and Dale W. Boyles (incorporated by reference to Exhibit 10.10 to the Registrant's Registration Statement on Form S-1 (File No. 333-216499) filed with the Commission on March 7, 2017).

10.10†

Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Kelli K. Gant (incorporated by reference to Exhibit 10.9 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2025).

10.11†

Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Charles Lussier (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2025).

10.12†

Amended and Restated Employment Agreement, dated February 10, 2025, by and between Warrior Met Coal, Inc. and Brian M. Chopin (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2025).

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

10.33†

Form of Warrior Met Coal, Inc. Transformational Retention/Incentive Award Agreement (for non-CEO named executive officers), dated May 1, 2023 (incorporated by reference to Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q (File No. 001-38061) filed with the Commission on May 3, 2023).

10.34*	Federal Coal Lease ALES-056519/ALES106175190: Warrior Met Coal BC, LLC
10.35*	Federal Coal Lease ALES-055797/ALES105879673: Warrior Met Coal Mining, LLC
19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2025).
21.1*	List of Subsidiaries of the Company.
23.1*	Consent of Ernst & Young LLP.
23.2*	Consent of Marshall Miller & Associates, Inc.
23.3*	Consent of McGehee Engineering Corp.
31.1*	Certification of Chief Executive Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer Pursuant to Rule 13a-14(a)/15d-14(a) of the Securities Exchange Act of 1934, as amended.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18. U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95*	Mine Safety Disclosures Pursuant to Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 299.104)
96.1

Technical Report Summary for Mine No. 7 - S-K 1300 Report (incorporated by reference to Exhibit 96.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 13, 2025)

96.2*	Technical Report Summary for Mine No. 4 - S-K 1300 Report
96.3

Technical Report Summary for Blue Creek - S-K 1300 Report (incorporated by reference to Exhibit 96.3 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2024).

97.1

Warrior Met Coal, Inc. Policy for the Recovery of Erroneously Awarded Compensation (incorporated by reference to Exhibit 97.1 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 14, 2024).

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

#The schedules to this agreement have been omitted for this filing pursuant to Item 601(b)(2) of Regulation S-K. The Company will furnish copies of such schedules to the SEC upon request.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of the Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Warrior Met Coal, Inc.

By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant)

Date: February 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Walter J. Scheller, III
Walter J. Scheller, III	Chief Executive Officer (Principal Executive Officer) and Director	February 12, 2026

/s/ Dale W. Boyles
Dale W. Boyles	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2026

/s/ J. Brett Harvey
J. Brett Harvey	Director	February 12, 2026

/s/ Alan H. Schumacher
Alan H. Schumacher	Director	February 12, 2026

/s/ Kimberly Y. Chainey
Kimberly Y. Chainey	Director	February 12, 2026

/s/ Stephen D. Williams
Stephen D. Williams	Director	February 12, 2026

/s/ Lisa M. Schnorr
Lisa M. Schnorr	Director	February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Warrior Met Coal, Inc. (the Company) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

Asset Retirement Obligations

Description of the Matter

At December 31, 2025, the Company had recorded asset retirement obligations of approximately $70.2 million for the estimated costs to reclaim surface lands and supporting infrastructure in accordance with applicable reclamation laws in the United States as defined by each mining permit. Changes in the asset retirement obligations are more fully described in Note 9 to the consolidated financial statements.

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

February 12, 2026

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Warrior Met Coal, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Warrior Met Coal, Inc.’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Warrior Met Coal, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 12, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Birmingham, Alabama

February 12, 2026

WARRIOR MET COAL, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands)

	December 31, 2025	December 31, 2024
ASSETS
Current assets:
Cash and cash equivalents	$299,963	$491,547
Short-term investments	53,252	14,622
Trade accounts receivable	181,591	140,867
Other receivables	683	728
Inventories, net	235,936	207,590
Prepaid expenses and other	48,830	31,708
Total current assets	820,255	887,062
Restricted cash	7,886	7,585
Mineral interests, net	107,258	72,245
Property, plant and equipment, net	1,817,364	1,549,470
Deferred income taxes	2,947	3,210
Long-term investments	—	44,604
Other long-term assets	28,089	27,340
Total assets	$2,783,799	$2,591,516

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$66,077	$40,178
Accrued expenses	131,881	85,369
Asset retirement obligations	5,473	13,032
Financing lease obligations	29,669	13,208
Federal coal lease obligations	8,844	—
Other current liabilities	15,077	18,643
Total current liabilities	257,021	170,430
Long-term debt	154,252	153,612
Asset retirement obligations	64,755	72,138
Black lung obligations	34,036	34,467
Financing lease obligations	54,492	6,217
Deferred income taxes	54,179	63,835
Federal coal lease obligations	23,679	—
Total liabilities	642,414	500,699
Stockholders’ Equity:
Common stock, $0.01 par value per share (Authorized -140,000,000 shares, 54,791,997 issued and 52,570,156 outstanding as of December 31, 2025 and 54,533,374 issued and 52,311,533 outstanding as of December 31, 2024)	548	545
Preferred stock, $0.01 par value per share (10,000,000 shares authorized, no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of December 31, 2025, and December 31, 2024)	(50,576)	(50,576)
Additional paid in capital	300,710	289,808
Retained earnings	1,890,703	1,851,040
Total stockholders’ equity	2,141,385	2,090,817
Total liabilities and stockholders’ equity	$2,783,799	$2,591,516

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	For the year ended December 31,
	2025	2024	2023
Revenues:
Sales	$1,277,024	$1,499,980	$1,647,992
Other revenues	33,019	25,240	28,633
Total revenues	1,310,043	1,525,220	1,676,625
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	982,401	1,007,297	910,269
Cost of other revenues (exclusive of items shown separately below)	27,668	45,449	37,486
Depreciation and depletion	188,565	153,982	127,356
Selling, general and administrative	65,681	63,078	51,817
Business interruption	19	524	8,291
Total costs and expenses	1,264,334	1,270,330	1,135,219
Operating income	45,709	254,890	541,406
Interest expense	(9,742)	(4,271)	(17,960)
Interest income	18,477	33,047	40,699
Loss on early extinguishment of debt	—	—	(11,699)
Other expense	—	—	(1,027)
Income before income taxes	54,444	283,666	551,419
Income tax (benefit) expense	(2,554)	33,063	72,790
Net income	$56,998	$250,603	$478,629
Basic and diluted net income per share:
Net income per share—basic	$1.08	$4.79	$9.21
Net income per share—diluted	$1.08	$4.79	$9.20
Weighted average number of shares outstanding—basic	52,560	52,287	51,973
Weighted average number of shares outstanding— diluted	52,603	52,345	52,045
Dividends per share:	$0.32	$0.82	$1.16

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(in thousands)

	Common Stock	Preferred Stock	Treasury Stock	Additional Paid in Capital	Retained Earnings	Total Stockholders’ Equity
Balance at December 31, 2022	$539	$—	$(50,576)	$269,956	$1,227,596	$1,447,515
Net income	—	—	—	—	478,629	478,629
Dividends declared ($1.16 per share)	—	—	—	—	(61,077)	(61,077)
Stock compensation	—	—	—	18,300	—	18,300
Other	3	—	—	(8,924)	—	(8,921)
Balance at December 31, 2023	$542	—	$(50,576)	$279,332	$1,645,148	$1,874,446
Net income	—	—	—	—	250,603	250,603
Dividends declared ($0.82 per share)	—	—	—	—	(44,711)	(44,711)
Stock compensation	—	—	—	22,256	—	22,256
Other	3	—	—	(11,780)	—	(11,777)
Balance at December 31, 2024	$545	—	$(50,576)	$289,808	$1,851,040	$2,090,817
Net income	—	—	—	—	56,998	56,998
Dividends declared ($0.32 per share)	—	—	—	—	(17,335)	(17,335)
Stock compensation	—	—	—	20,289	—	20,289
Other	3	—	—	(9,387)	—	(9,384)
Balance at December 31, 2025	$548	—	$(50,576)	$300,710	$1,890,703	$2,141,385

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$56,998	$250,603	$478,629
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	188,565	153,982	127,356
Deferred income tax (benefit) expense	(9,393)	(8,052)	52,871
Stock-based compensation expense	19,953	22,070	18,207
Mark-to-market (gain) loss on gas hedges	(175)	1,835	—
Amortization of debt issuance costs and debt discount	1,563	1,590	2,094
Accretion and valuation adjustment of ARO	1,770	5,435	4,535
Loss on early extinguishment of debt	—	—	11,699
Changes in operating assets and liabilities:
Trade accounts receivable	(40,724)	(42,642)	53,601
Other receivables	45	3,651	1,187
Income tax receivable	—	7,833	(7,833)
Inventories	(28,316)	(18,495)	(30,785)
Prepaid expenses and other current assets	(17,672)	(4,155)	(2,034)
Accounts payable	30,858	(2,551)	215
Accrued expenses and other current liabilities	33,188	1,207	(8,645)
Other	(7,414)	(4,863)	11
Net cash provided by operating activities	229,246	367,448	701,108
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(320,261)	(457,221)	(491,674)
Deferred mine development costs	(81,937)	(31,060)	(33,112)
Proceeds from (purchase of) investments	6,381	(49,721)	—
Acquisition of leased mineral rights	(9,363)	—	—
Acquisitions, net of cash acquired	—	—	(2,421)
Proceeds from sale of property, plant and equipment	30	—	—
Net cash used in investing activities	(405,150)	(538,002)	(527,207)
FINANCING ACTIVITIES
Dividends paid	(17,824)	(43,823)	(61,077)
Retirements of debt	—	—	(162,358)
Proceeds from financing lease obligations	48,771	4,503	—
Principal repayments of financing lease obligations	(36,942)	(17,414)	(32,330)
Payments for taxes related to net share settlement of equity awards	(9,384)	(11,777)	(9,419)
Net cash used in financing activities	(15,379)	(68,511)	(265,184)
Net decrease in cash and cash equivalents	(191,283)	(239,065)	(91,283)
Cash, cash equivalents, and restricted cash at beginning of period	499,132	738,197	829,480
Cash, cash equivalents, and restricted cash at end of period	$307,849	$499,132	$738,197

Cash and cash equivalents at beginning of period	$491,547	$738,197	$829,480
Restricted cash at beginning of period	7,585	—	—
Cash, cash equivalents and restricted cash at beginning of period	$499,132	$738,197	$829,480

Cash and cash equivalents at end of period	$299,963	$491,547	$738,197
Restricted cash at end of period	7,886	7,585	—
Cash, cash equivalents and restricted cash at end of period	$307,849	$499,132	$738,197

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(in thousands)

	For the year ended December 31,
	2025	2024	2023
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid, net of capitalized interest	$19,915	$13,621	$23,970
Cash paid for income taxes	$8,600	$26,500	$27,004
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Financing leases - equipment	$92,679	$12,147	$11,312

The accompanying notes are an integral part of these consolidated financial statements.

WARRIOR MET COAL, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Basis of Presentation

The accompanying consolidated financial statements include the accounts of Warrior Met Coal, Inc. and its subsidiaries (the "Company"). All significant intercompany transactions and balances have been eliminated in consolidation.

Collective Bargaining Agreement

The Company's Collective Bargaining Agreement (“CBA”) with the United Mine Workers of America (“UMWA”) expired on April 1, 2021 and the labor union initiated a strike after an agreement on a new contract was not reached. The Company incurred business interruption expenses of approximately $0.1 million and $0.5 million for the years ended December 31, 2025 and December 31, 2024, respectively, which represents ongoing legal expenses associated with the ongoing labor negotiations. The Company incurred $8.3 million for the years ended December 31, 2023, which represent non-recurring expenses that were directly attributable to the labor strike for incremental safety and security, labor negotiations and other expenses. These expenses are also presented separately in the Consolidated Statements of Operations. On February 16, 2023, the labor union representing certain of the Company's hourly employees announced that they were ending the strike and made an unconditional offer to return to work. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The Company prepares its consolidated financial statements in conformity with GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods presented. Due to the inherent uncertainty involved in making estimates, actual results could differ from those estimates.

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

As of December 31, 2025 and December 31, 2024, short-term investments consisted of $53.3 million and $14.6 million in cash and fixed income securities with maturities less than twelve months. The short-term investments as of December 31, 2025 and December 31, 2024, consisted of $9.9 million and $9.5 million posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016, respectively.

As of December 31, 2025, all long-term investments had been liquidated. As of December 31, 2024, long-term investments consisted of $44.6 million in fixed income securities with maturities greater than twelve months.

Concentrations of Credit Risk and Major Customers

The Company’s principal line of business is mining and marketing steelmaking coal to foreign steel producers. For the year ended December 31, 2025, approximately 97.5% of sales were derived from coal shipments to customers, located primarily in Asia, Europe and South America. At December 31, 2025 approximately 97.6% of trade receivables were related to these customers. For the year ended December 31, 2025, the Company's geographic customer mix was 48% in Asia, 37% in Europe, 14% in South America and 1% in the U.S.

During the year ended December 31, 2025, one of our customers accounted for $154.2 million or 11.9% of total sales revenues. During the year ended December 31, 2024, three of our customers accounted for $190.8 million, or 12.7%, $190.1 million, or 12.7%, and $178.1 million, or 11.9% of total sales revenues, respectively. During the year ended December 31, 2023, three of our customers accounted for $246.4 million, or 14.9%, $205.7 million, or 12.4% and $195.3 million, or 11.8% of total sales revenues, respectively.

Revenue Recognition

Revenue is recognized when performance obligations under the terms of a contract with the Company's customers are satisfied; for all contracts this occurs when control of the promised goods have been transferred to the Company's customers and risk of loss passes to the customer. For coal shipments to domestic customers via rail or truck, control is typically transferred when the railcar or truck is loaded. For coal shipments to international customers via ocean vessel, control is typically transferred when the vessel is loaded at the Port of Mobile in Alabama. Occasionally, the Company will sell coal stockpiles at the barge loadout or port upon which control, title and risk of loss transfers when stockpiles are segregated. For all steelmaking coal sales under average pricing contracts where pricing is not finalized when revenue is recognized, revenue is recorded based on estimated consideration to be received at the date of the sale. For natural gas sales, control is transferred when the gas has been transferred to the pipeline. Revenue is disaggregated between coal sales within the Company's mining segment and natural gas sales included in all other revenues, as disclosed in Note 21.

The Company's coal and gas sales generally include up to 45-day payment terms following the transfer of control of the goods to the customer unless secured by a letter of credit which could include up to 90-day payment terms. The Company typically does not include extended payment terms in its contracts with customers.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31, 31-60, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of December 31, 2025, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's consolidated financial statements.

Shipping and Handling

Costs incurred to transport coal to the point of sale at the Port of Mobile, Alabama, are included in cost of sales and the gross amounts billed to customers, if any, to cover shipping and handling to the ultimate/final destination are included in sales.

Inventories

Inventories are valued at the lower of cost or net realizable value. Coal inventory costs include labor, supplies, equipment costs, operating overhead, freight, royalties, depreciation and depletion and other related costs. Coal inventories are valued using the first-in, first-out inventory valuation method. The valuation of coal inventories is subject to estimates due to possible gains and losses resulting from inventory movements from the mine site to storage facilities, inherent inaccuracies in belt scales and aerial surveys used to measure quantities and fluctuations in moisture content. Periodic adjustments to coal tonnages on hand are made for an estimate of coal shortages and overages due to these inherent gains and losses, primarily based on historical results from aerial surveys and periodic coal pile clean-ups. Supplies inventories are valued using the average cost method of accounting. Management evaluates its supplies inventory in terms of excess and obsolete exposures which includes such factors as anticipated usage, inventory turnover, inventory levels and ultimate market value. A reserve for excess and obsolete supplies inventory is established and charged to cost of sales in the Consolidated Statements of Operations.

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

Property, Plant and Equipment

Property, Plant and Equipment

Property, plant and equipment are recorded at cost. Depreciation is recorded principally on the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized on the straight-line method over the lesser of the useful life of the improvement or the remaining lease term. Estimated useful lives used in computing depreciation expense range from three to ten years for machinery and equipment, and from fifteen to thirty years for land improvements and buildings. Well life is used to estimate the useful life for gas properties and related development, and mine life is used for amortizing mine development costs. Gains and losses upon disposition are reflected in the Consolidated Statements of Operations in the period of disposition. Maintenance and repair expenditures are charged to cost of sales as incurred.

Deferred Mine Development

Costs of developing new underground mines and certain underground expansion projects are capitalized. Underground development costs, which are costs incurred to make the coal physically accessible, may include construction permits and licenses, mine design, construction of access roads, main entries, airshafts, roof protection and other facilities. Mine development costs are amortized primarily on a units-of-production basis over the estimated reserve tons directly benefiting from the capital expenditures. Costs amortized during the production phase of a mine are capitalized into inventory and expensed to cost of sales as the coal is sold. Coal sales revenue related to incidental production during the development phase are recorded as sales with an offset to cost of sales based on the estimated cost per ton sold for the mine when the asset is in place for its intended use. Amortization expense for mine development was $7.8 million, $5.5 million and $2.3 million for the years ended December 31, 2025, December 31, 2024 and December 31, 2023, respectively, and is included in depreciation and depletion in the accompanying Consolidated Statements of Operations.

Owned and Leased Mineral Interests

Costs to obtain coal reserves and lease mineral rights are capitalized based on cost or the fair value at acquisition and depleted using the units-of-production method over the life of proven and probable reserves. Lease agreements are generally long-term in nature (original terms range from 10 to 50 years) and substantially all of the leases contain provisions that allow for automatic extension of the lease term provided certain requirements are met. Depletion expense for mineral interests was $6.9 million, $8.4 million, and $7.3 million for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively, and is included in depreciation and depletion in the accompanying Consolidated Statements of Operations.

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

Capitalized asset retirement costs are amortized on a units-of-production basis over the estimated reserves. Accretion of the asset retirement obligation is recognized over time and generally will escalate over the life of the producing asset, typically as production declines. Accretion is included in cost of sales on the Consolidated Statements of Operations.

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

Compensation expense for equity awards is included in cost of sales, cost of other revenues and selling, general and administrative costs in the accompanying Consolidated Statements of Operations.

Deferred Financing Costs

The costs to obtain new debt financing or amend existing financing agreements are deferred and amortized to interest expense over the life of the related indebtedness or credit facility using the straight-line method. As of December 31, 2025 and December 31, 2024, there were $3.8 million and $2.0 million, respectively, of unamortized origination fees related to the Amended ABL Facility (as defined in Note 13) in other long-term assets on the accompanying Consolidated Balance Sheets. See Note 6 for further disclosure related to origination fees. As of December 31, 2025 and December 31, 2024 there were $2.3 million and $2.9 million, respectively, of unamortized deferred financing costs and debt discount, net, related to the Notes (as defined in Note 13), which is presented as a net deduction from the carrying amount of the related debt recognized in the accompanying Consolidated Balance Sheets.

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

The Company recognizes tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the consolidated financial statements from such positions are then measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.

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

Leases

The Company determines if an arrangement is a lease at inception. The Company has an accounting policy election that leases with an initial term of 12 months or less are not recorded on its balance sheet and lease payments are recognized in the Consolidated Statements of Operations on a straight-line basis over the lease term. A right-of-use asset represents the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease right-of-use assets and liabilities are recognized at the lease commencement date based on the present value of the lease payments over the lease term. For purpose of calculating such present values, lease payments include components that vary based on an index or rate, using the prevailing index or rate at the commencement date and exclude components that vary based upon other factors. For those leases that do not contain a readily determinable implicit rate, the Company uses its incremental borrowing rate at commencement to determine the present value of lease payments. Variable lease payments not included within lease contracts are expensed as incurred. The Company's leases may include options to extend or terminate the lease, and such options are reflected in the term when their exercise is reasonably certain. Lease expense is recognized on a straight-line basis over the lease term.

New Accounting Pronouncements

In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") No. 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which requires a public entity to disclose in each interim and annual reporting period the amount of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities included in each relevant expense caption. It further requires a public entity to disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. Additionally, it requires a public entity to disclose the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. A public entity should apply the amendments in this ASU either prospectively to financials statements issued for reporting periods after the effective date of the update or retrospectively to any and all prior periods presented in the consolidated financial statements. The Company expects this ASU to only impact our disclosures with no impacts to our results of operations, cash flows or financial condition.

Note 3—Inventories, net

Inventories, net are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Coal	$125,907	$118,504
Raw materials, parts, supplies and other, net	110,029	89,086
Total inventories, net	$235,936	$207,590

Note 4—Prepaid Expenses and Other

Prepaid expenses and other consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred longwall move expenses	$36,959	$24,643
Prepaid insurance	1,709	3,616
Other	10,162	3,449
Total prepaid expenses and other	$48,830	$31,708

Note 5—Mineral Interests and Property, Plant and Equipment, net

Mineral interests totaled $189.6 million and $147.7 million and the related accumulated depletion totaled $82.4 million and $75.5 million as of December 31, 2025 and December 31, 2024, respectively.

Property, plant and equipment are summarized as follows (in thousands):

	December 31, 2025	December 31, 2024
Land	$77,406	$77,351
Land improvements	82,422	19,939
Building and leasehold improvements	144,744	73,543
Asset retirement obligation assets	48,734	62,301
Mine development and infrastructure costs	208,538	126,266
Machinery and equipment	1,870,215	1,435,650
Financing lease right of use asset	206,303	106,959
Construction in progress	203,696	513,072
Total	2,842,058	2,415,081
Less: Accumulated depreciation	(1,024,694)	(865,611)
Property, plant and equipment, net	$1,817,364	$1,549,470

Depreciation and depletion expense was $188.6 million, $154.0 million, and $127.4 million, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively. Capitalized interest was $12.2 million, $12.7 million, and $12.1 million as of December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Note 6—Other Long-Term Assets

Other long-term assets consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Advance mining royalties	$23,750	$23,133
ABL Facility origination fees	3,845	2,002
Other	494	2,205
Total other long-term assets	$28,089	$27,340

Note 7—Income Taxes

Income tax (benefit) expense consisted of the following (in thousands):

	For the year ended December 31,
	2025	2024	2023
Current
Federal	$6,839	$41,112	$19,914
State	—	3	5
	6,839	41,115	19,919
Deferred
Federal	(9,657)	(10,696)	51,153
State	264	2,644	1,718
	(9,393)	(8,052)	52,871
Total	$(2,554)	$33,063	$72,790

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The changes include, among other things, an update to IRC Section 250 Deduction: FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified metallurgical coal as a critical mineral eligible for the advanced manufacturing production tax credit under Section 45X (the "45X Credit") of the Internal Revenue Code. The 45X Credit for metallurgical coal provides for a credit of 2.5% of eligible production costs in tax years 2026 through 2029. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. For the provisions effective in 2025, there was no material impact to our effective tax rate for the year ended December 31, 2025. For the provisions, effective in 2026, we are currently assessing the potential impact of these tax law changes on our business and financial results.

For the year ended December 31, 2025, the Company recognized an income tax benefit of $2.6 million or an effective tax rate of negative 4.7%. The Company's federal income tax payments were $8.6 million, $26.5 million and $27.0 million in 2025, 2024 and 2023, respectively. There were no state income tax payments for any periods presented. As of December 31, 2025 and 2024, the Company had a current income tax payable of $5.9 million and $7.8 million, respectively, which is included in other current liabilities in the Consolidated Balance Sheets.

A reconciliation of the provision for income taxes to the amount computed by applying the 21% U.S. federal income tax rate to income before income taxes is as follows (in thousands):

	For the year ended December 31,
	2025		2024		2023
	Amount	Rate	Amount	Rate	Amount	Rate
Income before income tax expense	54,444		283,666		551,419
U.S. federal statutory tax rate	$11,433	21.0%	$59,570	21.0%	$115,798	21.0%
State and local income taxes, net of federal income tax effect(1)	226	0.4%	2,370	0.8%	1,508	0.3%
Effect of cross-border tax laws
Foreign-derived intangible income deduction	(4,325)	(7.9)%	(12,118)	(4.3)%	(26,077)	(4.7)%
Tax credits
Marginal well tax credits	(4,739)	(8.7)%	(4,943)	(1.7)%	—	—
Nontaxable and nondeductible items
Percentage depletion	(12,193)	(22.4)%	(14,400)	(5.1)%	(21,811)	(4.0)%
Executive compensation limitation	6,137	11.3%	4,595	1.6%	3,548	0.6%
Other adjustments	907	1.7%	(2,011)	(0.7)%	(176)	—%
Tax (benefit) expense recognized	$(2,554)	(4.7)%	$33,063	11.7%	$72,790	13.2%
(1)
State taxes in the state of Alabama for all years presented made up the majority (greater than 50%) of the tax effect in this category.

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

Significant components of the Company's deferred income tax assets and liabilities were (in thousands):

	December 31, 2025	December 31, 2024
Deferred income tax assets:
Net operating loss and credit carryforwards	$48,386	$48,804
Inventory	—	8,670
Asset retirement obligations	13,743	18,114
Black lung obligations	7,580	7,793
Accrued expenses	9,913	8,861
Other	3,636	1,852
Total deferred income tax assets	83,258	94,094
Less: valuation allowance for deferred income tax assets	(45,045)	(44,674)
Net deferred income tax assets	38,213	49,420
Deferred income tax liabilities:
Inventory	(211)	—
Prepaid expenses	(11,123)	(10,930)
Property, plant and equipment	(71,580)	(98,283)
Investments in partnership	(5,675)	—
Other	(856)	(832)
Total deferred income tax liabilities	(89,445)	(110,045)
Net deferred income tax liability	$(51,232)	$(60,625)

During the year ended December 31, 2023, the Company fully utilized all of its federal net operating loss ("NOL") carryforwards and general business credits. The Company has state NOL carryforwards of approximately $948.9 million, which expire predominantly on December 31, 2029 through December 31, 2035.

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

On February 12, 2021, the Alabama Governor signed into law Alabama House Bill 170, now Act 2021-1 (the "Act"). The Act makes several changes to the state’s business tax structure. Among the provisions of the Act, is the repeal of the so-called corporate income tax “throwback rule.” That rule required all sales originating in Alabama and delivered to a jurisdiction where the seller was not subject to tax, to be included in the seller’s Alabama income tax base. Thus, prior to repeal of the throwback rule, the Company had to rely on its Alabama NOL carryforwards to shelter taxes imposed under such throwback rule. As a result of the now repealed throwback rule, effective January 1, 2021, all such sales should now be excluded from Alabama taxable income without the need to utilize Alabama NOLs. As a result of the repeal of the throwback rule, the Company determined that it is not more likely than not that the Company would have sufficient taxable income to utilize all of the Company’s Alabama deferred income tax assets prior to expiration. Therefore, at December 31, 2025, we have a valuation allowance against our state deferred income tax assets of approximately $45.0 million.

The following table shows the balance of the Company's valuation allowance and the associated activity during 2025:

December 31, 2025
Beginning balance	$44,674
Addition - deferred income tax expense	371
Ending balance	$45,045

Uncertain Tax Positions

The Company has filed income tax returns in the U.S. and in various state and local jurisdictions which are routinely examined by tax authorities in these jurisdictions. Federal and state NOLs and carryforwards are subject to adjustments based on examination and the statute of limitations is currently open for all such loss and credit carryforwards. The Company had no unrecognized tax benefits or accruals for unrecognized tax benefits as of December 31, 2025 and 2024, respectively.

The Company did not record any interest or penalties associated with income taxes for years ended December 31, 2025, 2024 and 2023, respectively, but would record interest and penalties within income tax expense.

Note 8—Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued wages and employee benefits	$68,282	$51,731
Accrued operating expenses	37,002	20,035
Accrued royalties	8,835	7,203
Accrued freight	14,613	3,998
Accrued interest	1,144	1,027
Accrued non-income taxes	2,005	1,375
Total accrued expenses	$131,881	$85,369

Note 9—Asset Retirement Obligations

Changes in the asset retirement obligations (“ARO”) were as follows (in thousands):

	December 31, 2025	December 31, 2024
Balance at beginning of period	$85,170	$84,166
Accretion expense	5,178	5,259
Revisions to estimates	(16,975)	1,616
Obligations settled	(3,145)	(5,871)
Balance at end of period	$70,228	$85,170

The portion of costs expected to be paid within a year as of December 31, 2025 is $5.5 million. The portion of costs expected to be incurred beyond one year as of December 31, 2025 is $64.8 million. There were no assets that were legally restricted for purposes of settling asset retirement obligations at December 31, 2025. Alabama's regulatory framework technically allows for self-bonding. However, as a practical matter, due to the onerous regulatory requirements for self-bonding, mining companies in Alabama utilize surety bonds, collateral bonds, or letters of credit to meet their financial assurance requirements. At December 31, 2025, the Company had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of its mining operations totaling $47.5 million.

For the years ended December 31, 2025 and December 31, 2024, the change to the liability was primarily attributable to the net impact of changes in discount rates, changes in the timing of scheduled reclamation and current estimates of the costs and scope of remaining reclamation work. For the years ended December 31, 2025 and December 31, 2024, $3.4 million or $0.06 per share and $0.2 million or $0.01 per share, respectively, of the adjustment to the liability was reflected as expense in the period because there was no asset recorded to offset the adjustment to the respective liability. This portion of the liability relates to operations that were idle at the time of purchase accounting for the acquisition of certain assets in 2016 and no value was attributed to any asset as an offset for the asset retirement obligation.

Note 10— Pneumoconiosis ("Black Lung") Obligations

The Company is responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, the Company was insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy. Beginning on June 1, 2018 through May 31, 2020 and June 1, 2020 to May 31, 2024, the Company had a deductible policy where the Company was responsible for the first $0.5 million and $1.0 million, respectively, for each black lung claim. Beginning on June 1, 2024 the Company has a deductible policy where the Company is responsible for the first $2.0 million of each black lung claim.

In addition, in connection with the acquisition of certain assets of Walter Energy, the Company assumed all black lung liabilities of Walter Energy and its U.S. subsidiaries incurred prior to March 31, 2016, for which the Company is self-insured. Due to a limited operating history as a stand-alone company and as a result of being self-insured for these historical black lung claims, the Department of Labor ("DOL") required the Company to post $17.0 million in the form of Treasury bills or surety bonds as collateral, in addition to maintaining a black lung trust acquired in the Walter Energy acquisition. The Company received a letter from the Division of Coal Mine Workers' Compensation ("DCMWC") on February 21, 2020 under its new process for self-insurance renewals that would require it to increase the amount of collateral posted to $39.8 million, but the Company had appealed such increase. The Company received another letter from the DCMWC on December 8, 2021 requesting additional information to support its appeal of the collateral requested by the DOL. On February 9, 2022, the DCMWC held a conference call with representatives from the Company related to our appeal. On July 12, 2022, the Company received a decision on our appeal from the DCMWC lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. The Company appealed this decision.

On January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025 (the "2025 Final Regulation"). The 2025 Final Regulation required, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On January 14, 2025, the Company received a letter from the DCMWC outlining the new procedures and application process for authorizing operators to self-insure under the new regulation. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, the Company received another letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCWMC further stated that additional guidance would be provided in due course after consultation with the new DOL leadership.

As of December 31, 2025 and December 31, 2024, the Company had $18.6 million of surety bonds, respectively, and $9.9 million and $9.5 million of collateral recognized as short term investments, respectively. There were also $0.9 million and $1.4 million of assets held in a black lung trust, which is offset against the long-term portion of the black lung obligations within the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively. The estimated total black lung liabilities (net of black lung trust assets) were $36.1 million as of December 31, 2025, of which $2.1 million is classified in other current liabilities and the remainder of $34.0 million is shown as a long-term liability in a separate line item in the Consolidated Balance Sheets. As of December 31, 2024, the estimated black lung liabilities (net of the black lung trust assets) were $36.7 million, of which $2.2 million is classified in other current liabilities and $34.5 million is classified as a long-term liability in a separate line item in the Consolidated Balance Sheets. Accretion of the black lung liabilities is included in cost of other revenues on the Consolidated Statements of Operations. The Company performs an annual evaluation of its black lung liabilities at each balance sheet date. The calculation uses assumptions regarding rates of successful claims, discount factors, benefit increases and mortality rates, among others. For the years ended December 31, 2025 and December 31, 2024, the change to the liability was primarily attributable to a decrease in open claims and the net impact of a change in discount rates, respectively. For the years ended December 31, 2025 and December 31, 2024, the annual evaluation resulted in income of $1.3 million or $0.02 per share and expense of $7.3 million or $0.14 per share, respectively, which is included in costs of other revenues in the Consolidated Statements of Operations.

Note 11—Leases

The Company primarily enters into rental agreements for certain mining equipment that are for periods of 12 months or less, some of which include options to extend the leases. Leases that are for periods of 12 months or less are not recorded on the balance sheet in accordance with the Company's accounting policy election described in Note 2. The Company recognizes lease expense on these agreements on a straight-line basis over the lease term. Additionally, the Company has certain finance leases for mining equipment that expire over various contractual periods. These leases have remaining lease terms of one to ten years and include options to renew. Amortization expense for finance leases is included in depreciation and depletion expense.

Supplemental balance sheet information related to leases was as follows (in thousands):

	December 31, 2025	December 31, 2024
Finance lease right-of-use assets, net(1)	$141,853	$56,702
Finance lease liabilities
Current	29,669	13,208
Noncurrent	54,492	6,217
Total finance lease liabilities	$84,161	$19,425

Weighted average remaining lease term - finance leases (in months)	62.0	17.9
Weighted average discount rate - finance leases(2)	6.99%	7.25%

(1)
Finance lease right-of-use assets, recorded net of accumulated amortization of $64.4 million and $50.3 million, are included in property, plant and equipment, net in the Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, respectively. See Note 5 for additional disclosure.
(2)
When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

The components of lease expense were as follows (in thousands):

	For the year ended December 31,
	2025	2024
Operating lease cost(1):	$23,400	$34,877
Finance lease cost:
Amortization of leased assets	26,586	22,184
Interest on lease liabilities	7,790	4,613
Net lease cost	$57,776	$61,674

(1)
Includes leases that are for periods of 12 months or less.

Maturities of lease liabilities are as follows (in thousands):

Finance Leases(1)
2026	$34,158
2027	23,702
2028	18,812
2029	9,948
2030	1,672
Thereafter	7,384
Total	95,676
Less: amount representing interest	(11,515)
Present value of lease liabilities	$84,161

(1)
Finance lease payments include $4.5 million of future payments required under signed lease agreements that have not yet commenced. These finance leases will commence during fiscal year 2026 with lease terms between one to two years.

Supplemental cash flow information related to leases was as follows (in thousands):

	For the year ended December 31,
	2025	2024
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$7,790	$4,613
Financing cash outflows from finance leases	$36,942	$17,414
Financing cash inflows from finance leases	$(48,771)	$(4,503)
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$92,679	$12,147

Note 12—Federal Coal Lease Obligations

On November 25, 2025, Warrior Met Coal BC, LLC, a wholly-owned subsidiary of the Company, entered into Federal Coal Lease ALES-056519 at Mine No. 1 (the “Mine No. 1 Lease”) and Warrior Met Coal Mining, LLC, a wholly-owned subsidiary of the Company, entered into Federal Coal Lease ALES-055797 at Mine No. 4 (the “Mine No. 4 Lease”, and, together with the Mine No. 1 Lease, the “Leases”), each with the United States of America through the Bureau of Land Management of the United States Department of the Interior.

The Company bid approximately $46.8 million for the Leases and has submitted a payment for approximately $9.4 million, which is the first of five equal installments. Successive installments are due each year on the anniversary of the Leases for the next four years. These future installments were recognized as short and long-term federal coal lease obligations and discounted using a credit-adjusted risk-free rate. Imputed interest will be recognized over this payment installment period. As of December 31, 2025, the present value of the short-term and long-term obligations were $8.8 million and $23.7 million, respectively, and are presented as separate line items in the Consolidated Balance Sheets .

Note 13—Debt

The Company's debt consisted of the following (in thousands):

			Weighted Average Interest Rate at
	December 31, 2025	December 31, 2024	December 31, 2025	Final Maturity
Senior secured notes	$156,517	$156,517	7.875%	December 2028
ABL facility	—	—	Varies(1)	September 2028(2)
Debt discount, net	(2,265)	(2,905)
Total debt	154,252	153,612
Less: current debt	—	—
Total long-term debt	$154,252	$153,612

1.
Borrowings under the Amended ABL Facility bear interest at a rate equal to Secured Overnight Financing Rate ("SOFR") ranging from 1.5% and 2.0% or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging from 0.5% to 1.0%.
2.
The Amended ABL Facility extends the maturity date to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date).

The Company's minimum debt repayment schedule, excluding interest, as of December 31, 2025 is as follows (in thousands):

	Payments Due
	2026	2027	2028	2029	Thereafter
Senior secured notes	$—	$—	$156,517	$—	$—
ABL facility	—	—	—	—	—
Total	$—	$—	$156,517	$—	$—

Amended ABL Facility

On August 28, 2025, the Company entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amends the Company's existing Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increases the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extends the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amends certain borrowing base calculations and other terms and provisions of the credit facility.

As of December 31, 2025, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. As of December 31, 2025, the Company had $140.5 million of availability under the Amended ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time). The Company was in compliance with all applicable covenants under the Amended ABL Facility as of December 31, 2025.

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

The Notes will accrue interest at a rate of 7.875% per year from December 6, 2021. Interest on the Notes will be payable on June 1 and December 1 of each year, commencing on June 1, 2022. The Notes will mature on December 1, 2028. The Notes are fully and unconditionally guaranteed on a joint and several basis by each of the Company's direct and indirect wholly-owned domestic restricted subsidiaries that are guarantors under the Amended ABL Facility (subject to customary release provisions).

Note 14—Commitments and Contingencies

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

The Company believes that it is in substantial compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of December 31, 2025 and December 31, 2024, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to a number of lawsuits arising in the ordinary course of their businesses. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of December 31, 2025 and December 31, 2024, there were no items accrued for miscellaneous litigation.

Commitments and Contingencies—Other

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At December 31, 2025 and December 31, 2024, the Company had no liability recorded for minimum throughput requirements.

Royalty Obligations

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expense was $81.5 million, $123.0 million, and $120.5 million, for the years ended December 31, 2025, December 31, 2024, and December 31, 2023, respectively.

Note 15—Employee Benefit Plans

Defined Contribution Plans

The Company sponsors a defined contribution plan to assist its eligible employees in providing for retirement. Generally, under the terms of the plan, employees make voluntary contributions through payroll deductions and the Company makes matching contributions, as defined by the plan. Contributions to these defined contribution plans amounted to $5.8 million for the year ended December 31, 2025, $4.9 million for the year ended December 31, 2024 and $4.0 million for the year ended December 31, 2023 accounted for in cost of sales, cost of other revenues and selling, general and administrative costs in the Consolidated Statements of Operations.

Note 16—Equity Award Plans

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

The total number of shares of common stock, including incentive stock options, available for grant of awards under the 2017 Equity Plan as of December 31, 2025 is 3,945,930. If any outstanding award expires, is canceled, forfeited, or settled in cash, the shares allocable to that award will again be available for grant under the 2017 Equity Plan.

As of December 31, 2025, the equity awards granted under the 2017 Equity Plan are comprised of common stock, restricted stock awards, and restricted stock unit awards. The Company recognized stock compensation expense of $20.0 million, $22.1 million and $18.3 million for the years ended December 31, 2025, 2024 and 2023, respectively, associated with awards granted under the 2017 Equity Plan. Unrecognized compensation expense associated with time-based and market-based awards under the 2017 Equity Plan amounted to approximately $1.9 million as of December 31, 2025. The total fair value of shares vested during the years ended December 31, 2025, 2024 and 2023 was $22.3 million, $31.0 million and $24.2 million, respectively, excluding net shares issued above the 100% targeted performance level.

A summary of activity related to restricted stock unit award grants under the 2017 Equity Incentive Plan during the years ended December 31, 2025, December 31, 2024 and December 31, 2023 is as follows:

	Shares	Weighted Average Grant Date Fair Value
Non-vested at December 31, 2022	756,063	$26.99
Granted	527,636	$29.90
Canceled	(5,982)	$36.60
Forfeited	(324)	$37.43
Vested	(608,224)	$29.10
Non-vested at December 31, 2023	669,169	$40.66
Granted	355,949	$52.02
Canceled	(1,552)	$60.39
Forfeited	(1,449)	$50.35
Vested	(503,714)	$35.05
Non-vested at December 31, 2024	518,403	$55.86
Granted	414,092	$64.95
Canceled	(98)	$53.39
Forfeited	(3,910)	$62.46
Vested	(435,637)	$56.22
Outstanding at December 31, 2025	492,850	$63.13

Performance-based restricted shares have been presented in the table above to reflect the actual shares issued based on the achievement of past performance targets. Non-vested performance-based restricted shares granted are presented in the table above at the target number of restricted shares that would vest if the performance targets are met.

Note 17—Stockholders' Equity

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

As of December 31, 2025, the Company has repurchased 500,000 shares for approximately $10.6 million, leaving $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

Dividends

The Company declared the following dividends on common shares as of the filing date of this Form 10-K:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025
$0.08	Quarterly	April 23, 2025	May 5, 2025	May 12, 2025
$0.08	Quarterly	July 29, 2025	August 8, 2025	August 15, 2025
$0.08	Quarterly	October 28, 2025	November 7, 2025	November 14, 2025
$0.08	Quarterly	February 10, 2026	February 23, 2026	March 2, 2026

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.

Note 18—Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of December 31, 2024, the company had 5,500,000 metric million British thermal unit gas contracts outstanding. As of December 31, 2025, there were no such natural gas swap contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Consolidated Statements of Operations. The Company realized $1.6 million in losses during 2025 of which $0.2 million was a recognized gain for the year ended December 31, 2025 and $1.8 million was a recognized loss for the year ended and December 31, 2024.

Note 19—Fair Value of Financial Instruments

The following table presents information about the Company’s financial liabilities measured at fair value on a recurring basis and indicates the level of the fair value hierarchy utilized to determine such fair value (in thousands):

Fair Value Measurements as of December 31, 2025 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$—	$—	$—

	Fair Value Measurements as of December 31, 2024 Using:
	Level 1	Level 2	Level 3	Total
Liabilities:
Natural gas swap contracts	$—	$1,835	$—	$1,835

During the year ended December 31, 2025, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 assets or liabilities.

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Cash and cash equivalents, short-term investments, receivables and accounts payable—The carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.

Long-term investments and restricted cash—The amortized cost carrying amounts reported in the Consolidated Balance Sheets approximate fair value due to the nature of fixed income securities.

Debt—The Company's outstanding debt is carried at cost. As of December 31, 2025, the Company had no borrowings outstanding under the Amended ABL Facility, with $140.5 million available, net of $2.5 million of letters of credit issued and outstanding at such time. The estimated fair value of the Notes as of December 31, 2025 is approximately $159.1 million based upon observable market data (Level 2).

Note 20—Net Income per Share

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

	For the year ended December 31,
	2025	2024	2023
Numerator:
Net income	$56,998	$250,603	$478,629
Denominator:
Weighted-average shares used to compute net income per share—basic	52,560	52,287	51,973
Dilutive restricted stock awards and units	43	58	72
Weighted-average shares used to compute net income per share—diluted	52,603	52,345	52,045
Net income per share—basic	$1.08	$4.79	$9.21
Net income per share—diluted	$1.08	$4.79	$9.20

As of December 31, 2025, there were 180,546 restricted stock unit awards for which the service-based vesting conditions for these awards were not met as of the measurement date. As such, these awards were excluded from basic earnings per share. These awards had a 43,446 share impact on dilutive weighted average shares for the year ended December 31, 2025.

As of December 31, 2025, there were 312,304 shares granted under the 2017 Equity Plan to employees, for which neither the service based nor performance based vesting conditions were met as of the measurement date. As such, these shares have been excluded from basic and diluted earnings per share.

Note 21—Segment Information

The Company generates revenue primarily through the production of steelmaking coal for sale to the steel industry. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.

The Company has one reportable segment identified as Mining which consists of: Mine No. 4, Mine No. 7 and the Blue Creek mine. The Company has determined that its natural gas and royalty businesses did not meet the criteria in ASC 280 to be considered as a reportable segments. Therefore, the Company has included their results in an “all other” category as a reconciling item to consolidated amounts.

The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transactions costs, interest income (expense), and income tax expense by segment.

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the year ended December 31,
	2025	2024	2023
Revenues
Mining	$1,277,024	$1,499,980	$1,647,992
All other	33,019	25,240	28,633
Total revenues	$1,310,043	$1,525,220	$1,676,625

Segment profit
Revenue	$1,277,024	$1,499,980	$1,647,992
Cash cost of sales(1)	975,384	999,188	904,319
Other segment items(2)	7,017	8,109	5,950
Segment profit	$294,623	$492,683	$737,723

Transportation and royalties
Mining	$333,042	$367,059	$367,949
All other	—	—	263
Total transportation and royalties	$333,042	$367,059	$368,212

Assets
Mining	$2,632,118	$2,456,973	$2,220,771
All other	151,681	134,543	136,287
Total assets	$2,783,799	$2,591,516	$2,357,058

Depreciation and depletion
Mining	$180,067	$145,229	$120,192
All other	8,498	8,753	7,164
Total depreciation and depletion	$188,565	$153,982	$127,356

Capital Expenditures
Mining	$315,258	$450,713	$484,730
All other	5,003	6,508	6,944
Total capital expenditures	$320,261	$457,221	$491,674

(1)
The significant expense category and amounts align with the segment-level information that is regularly reviewed by the CODM. Cash cost of sales includes transportation and royalties and excludes depreciation and depletion as presented above.
(2)
Other segment items include non-cash charges to cost of sales of asset retirement obligation accretion and valuation adjustments and stock compensation expense.

For the years ended December 31, 2025, 2024, and 2023 the Company's Mining segment had revenues comprising greater than 10% from the following customers:

	For the year ended December 31,
	2025	2024	2023
Customer A	$154,167	$—	$—
Customer B	—	190,138	205,699
Customer C	—	190,811	—
Customer D	—	178,087	246,443
Customer E	—	—	195,283

•
Customers with a zero did not trip the 10% quantitative threshold for that period.

The Company evaluates the performance of its segment based on Segment Adjusted EBITDA, which is defined as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative, business interruption, loss on early extinguishment of debt, other (expense) income, interest income, interest expense, income tax benefit (expense) and certain transactions or adjustments that the CODM does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA should not be considered as an alternative to cost of sales under GAAP and may not be comparable to other similarly titled measures used by other companies. Below is a reconciliation of Segment Adjusted EBITDA to net income, which is its most directly comparable financial measure calculated and presented in accordance with GAAP (in thousands):

	For the year ended December 31,
	2025	2024	2023
Segment Adjusted EBITDA	$294,623	$492,683	$737,723
Other revenues	33,019	25,240	28,633
Cost of other revenues	(27,668)	(45,449)	(37,486)
Depreciation and depletion	(188,565)	(153,982)	(127,356)
Selling, general and administrative	(65,681)	(63,078)	(51,817)
Business interruption	(19)	(524)	(8,291)
Loss on early extinguishment of debt	—	—	(11,699)
Other (expense) income	—	—	(1,027)
Interest income	18,477	33,047	40,699
Interest expense	(9,742)	(4,271)	(17,960)
Income before income taxes	54,444	283,666	551,419
Income tax benefit (expense)	2,554	(33,063)	(72,790)
Net income	$56,998	$250,603	$478,629

Note 22—Subsequent Events

On February 10, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which will be paid on March 2, 2026 to stockholders of record as of the close of business on February 23, 2026.