Form 10-Q
period 2026-03-31
WARRIOR MET COAL, INC.
filed 2026-04-30
CIK 1691303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

or

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

Number of shares of common stock outstanding as of April 29, 2026: 52,801,964

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
•
potential liability under the U.S. Foreign Corrupt Practices Act of 1977, as amended and other applicable anti-corruption laws, as well as import and export controls, economic sanctions laws, custom laws, or comparable foreign regulations;

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
•
geopolitical events, including the effects of the Russia-Ukraine war and the ongoing conflicts in the Middle East; and
•
the inability to transport our products to customers due to rail performance issues or the impact of weather and mechanical failures at the McDuffie Terminal at the Port of Mobile in Alabama.

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Revenues:
Sales	$448,469	$294,933
Other revenues	10,119	5,010
Total revenues	458,588	299,943
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	290,418	245,735
Cost of other revenues (exclusive of items shown separately below)	8,330	7,873
Depreciation and depletion	52,273	45,277
Selling, general and administrative	28,199	18,442
Total costs and expenses	379,220	317,327
Operating income (loss)	79,368	(17,384)
Interest expense	(3,171)	(2,107)
Interest income	2,587	5,293
Income (loss) before income tax expense (benefit)	78,784	(14,198)
Income tax expense (benefit)	6,443	(6,030)
Net income (loss)	$72,341	$(8,168)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$1.37	$(0.16)
Net income (loss) per share—diluted	$1.37	$(0.16)
Weighted average number of shares outstanding—basic	52,724	52,464
Weighted average number of shares outstanding—diluted	52,760	52,464
Dividends per share:	$0.08	$0.08

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per-share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$202,598	$299,963
Short-term investments	30,641	53,252
Trade accounts receivable	296,148	181,591
Inventories, net	251,538	235,936
Prepaid expenses and other receivables	46,788	49,513
Total current assets	827,713	820,255
Restricted cash	7,951	7,886
Mineral interests, net	105,224	107,258
Property, plant and equipment, net	1,851,390	1,817,364
Deferred income taxes	2,898	2,947
Other long-term assets	28,348	28,089
Total assets	$2,823,524	$2,783,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$72,222	$66,077
Accrued expenses	117,156	131,881
Asset retirement obligations	5,473	5,473
Short-term financing lease liabilities	29,080	29,669
Federal coal lease obligations	8,844	8,844
Other current liabilities	5,168	15,077
Total current liabilities	237,943	257,021
Long-term debt	154,421	154,252
Asset retirement obligations	65,828	64,755
Black lung obligations	34,384	34,036
Long-term financing lease liabilities	50,476	54,492
Deferred income taxes	52,256	54,179
Federal coal lease obligations	23,679	23,679
Total liabilities	618,987	642,414
Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of March 31, 2026 and December 31, 2025; 55,021,271 issued and 52,799,430 outstanding as of March 31, 2026; 54,791,997 issued and 52,570,156 outstanding as of December 31, 2025)	550	548
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of March 31, 2026 and December 31, 2025)	(50,576)	(50,576)
Additional paid in capital	296,035	300,710
Retained earnings	1,958,528	1,890,703
Total stockholders’ equity	2,204,537	2,141,385
Total liabilities and stockholders’ equity	$2,823,524	$2,783,799

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$72,341	$(8,168)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and depletion	52,273	45,277
Deferred income tax benefit (expense)	(1,874)	(6,539)
Stock based compensation expense	10,099	8,053
Amortization of debt issuance costs and debt discount	374	405
Accretion of asset retirement obligations	1,112	1,331
Mark-to-market gain on gas hedges	—	1,718
Changes in operating assets and liabilities:
Trade accounts receivable	(114,557)	(30,593)
Inventories, net	(15,608)	7,721
Prepaid expenses and other receivables	8,299	(5,965)
Accounts payable	3,294	15,438
Accrued expenses and other current liabilities	(27,234)	(18,435)
Other	(245)	674
Net cash (used in) provided by operating activities	(11,726)	10,917
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(80,129)	(68,510)
Deferred mine development costs	—	(10,837)
Proceeds from sale of short-term investments	22,700	1,582
Net cash used in investing activities	(57,429)	(77,765)
FINANCING ACTIVITIES
Dividends paid	(4,738)	(5,184)
Proceeds from equipment financing	—	48,771
Principal repayments of finance lease obligations	(8,636)	(3,894)
Payments for taxes related to net share settlement of equity awards	(14,771)	(9,384)
Net cash (used in) provided by financing activities	(28,145)	30,309
Net decrease in cash, cash equivalents and restricted cash	(97,300)	(36,539)
Cash, cash equivalents and restricted cash at beginning of period	307,849	499,132
Cash, cash equivalents and restricted cash at end of period	$210,549	$462,593

Cash and cash equivalents at beginning of period	$299,963	$491,547
Restricted cash at beginning of period	7,886	7,585
Cash, cash equivalents and restricted cash at beginning of period	$307,849	$499,132

Cash and cash equivalents at end of period	$202,598	$454,933
Restricted cash at end of period	7,951	7,660
Cash, cash equivalents and restricted cash at end of period	$210,549	$462,593

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the three months ended March 31,
	2026	2025
Common Stock
Balance, beginning of period	$548	$545
Issuance of shares	2	3
Balance, end of period	550	548
Preferred Stock
Balance, beginning of period	—	—
Balance, end of period	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	300,710	289,808
Stock based compensation expense	10,099	8,118
Tax withholdings on vested equity awards	(14,774)	(9,386)
Balance, end of period	296,035	288,540
Retained Earnings
Balance, beginning of period	1,890,703	1,851,040
Net income (loss)	72,341	(8,168)
Dividends declared	(4,516)	(4,618)
Balance, end of period	1,958,528	1,838,254
Total Stockholders' Equity	$2,204,537	$2,076,766

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

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

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). Operating results for the three months ended March 31, 2026 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements for the year ended December 31, 2025 included in the 2025 Annual Report.

Collective Bargaining Agreement

The Company's Collective Bargaining Agreement ("CBA") with the labor union representing certain of the Company's hourly employees expired on April 1, 2021. The Company continues to engage in good faith efforts with the labor union to reach an agreement on a new contract.

Note 2. Summary of Significant Accounting Policies

The Company's significant accounting policies are consistent with those disclosed in Note 2 to its audited financial statements included in the 2025 Annual Report.

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

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

As of March 31, 2026 and December 31, 2025, short-term investments consisted of $30.6 million and $53.3 million, respectively, in cash and fixed income securities with maturities less than twelve months. The short-term investments as of March 31, 2026 and December 31, 2025 consisted of $10.0 million and $9.9 million, respectively, posted as collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016. The Company also had $20.6 million and $43.4 million in fixed income securities with maturities less than twelve months as of March 31, 2026 and December 31, 2025, respectively.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of March 31, 2026 and December 31, 2025, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Note 3. Inventories, net

Inventories, net are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Coal	$146,441	$125,907
Raw materials, parts, supplies and other, net	105,097	110,029
Total inventories, net	$251,538	$235,936

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

Note 4. Income Taxes

For the three months ended March 31, 2026 and 2025, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three months ended March 31, 2026, the Company had income tax expense of $6.4 million. The effective income tax rate for the three months ended March 31, 2026 varied from the statutory federal income tax rate of 21%, primarily due to tax benefits related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII"). For the three months ended March 31, 2025, the Company had an income tax benefit of $6.0 million, which also includes a benefit related to depletion and FDII.

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The changes include, among other things, an update to FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified met coal as a critical mineral eligible for the advanced manufacturing production tax credit under the Section 45X Advanced Manufacturing Production Tax Credit (the "45X Credit") of the Internal Revenue Code. The 45X Credit for met coal provides for a credit of 2.5% of eligible production costs in tax years 2026 through 2029. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company recognized a benefit from the 45X Credit of $8.4 million for the three months ended March 31, 2026, which is reflected as a reduction to cost of sales in the Condensed Statements of Operations and a corresponding reduction to income taxes payable included in other current liabilities in the Condensed Balance Sheets.

Note 5. Debt

The Company's debt consisted of the following (in thousands):

	March 31, 2026	December 31, 2025	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	September 2028(2)
Debt discount	(2,096)	(2,265)
Total debt	154,421	154,252
Less: current debt	—	—
Total long-term debt	$154,421	$154,252

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

Amended ABL Facility

On August 28, 2025, Warrior Met Coal, Inc. (the “Company”) entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amended the Company's existing Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increased the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extended the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amended certain borrowing base calculations and other terms and provisions of the credit facility.

As of March 31, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. As of March 31, 2026, the Company had $140.5 million of availability under the Amended ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time).

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2026	December 31, 2025
Finance lease right-of-use assets, net(1)	$136,477	$141,853
Finance lease liabilities
Current	29,080	29,669
Noncurrent	50,476	54,492
Total finance lease liabilities	$79,556	$84,161

Weighted average remaining lease term - finance leases (in months)	62.1	62.0
Weighted average discount rate - finance leases(2)	6.99%	6.99%

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $73.9 million and $64.4 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of March 31, 2026 and the Balance Sheets as of December 31, 2025, respectively.
(2)
When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

The components of lease expense were as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Operating lease cost(1):	$5,777	$6,446
Finance lease cost:
Amortization of leased assets	12,910	5,724
Interest on lease liabilities	5,893	1,309
Net lease cost	$24,580	$13,479

(1)
Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

Maturities of lease liabilities for the Company's finance leases as of March 31, 2026 were as follows (in thousands):

Finance Leases(1)
2026	27,935
2027	24,085
2028	18,812
2029	9,948
Thereafter	9,056
Total	89,836
Less: amount representing interest	(10,280)
Present value of lease liabilities	$79,556

(1)
Finance lease payments include $8.5 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the three months ended March 31,
	2026	2025
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$5,893	$1,309
Financing cash flows from finance leases	$8,636	$3,894
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$4,031	$2,994

Note 7. Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended March 31,
	2026	2025
Numerator:
Net income (loss)	$72,341	$(8,168)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	52,724	52,464
Dilutive restrictive stock awards	36	-
Weighted-average shares used to compute net income (loss) per share—diluted	52,760	52,464
Net income (loss) per share—basic	$1.37	$(0.16)
Net income (loss) per share—diluted	$1.37	$(0.16)

Note 8. Commitments and Contingencies

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of March 31, 2026 and December 31, 2025, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of March 31, 2026 and December 31, 2025, there were no items accrued for miscellaneous litigation.

Other Commitments and Contingencies

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At March 31, 2026 and December 31, 2025, the Company had no liability recorded for minimum throughput requirements.

Royalty Obligations

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $27.2 million and $22.3 million for the three months ended March 31, 2026 and 2025, respectively.

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

As of March 31, 2026 and December 31, 2025, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

Dividends

The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025
$0.08	Quarterly	April 23, 2025	May 5, 2025	May 12, 2025
$0.08	Quarterly	July 29, 2025	August 8, 2025	August 15, 2025
$0.08	Quarterly	October 28, 2025	November 7, 2025	November 14, 2025
$0.08	Quarterly	February 10, 2026	February 23, 2026	March 2, 2026
$0.08	Quarterly	April 20, 2026	May 1, 2026	May 7, 2026

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.

Note 10. Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of March 31, 2026 and December 31, 2025, the Company had no natural gas contracts outstanding.

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

Note 11. Fair Value of Financial Instruments

During the three months ended March 31, 2026, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the three months ended March 31, 2026.

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Cash, cash equivalents and restricted cash, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.

Debt — The Company's outstanding debt is carried at cost. As of March 31, 2026 and December 31, 2025, there were no borrowings outstanding under the Amended ABL Facility, with $140.5 million available, net of outstanding letters of credit of $2.5 million. The estimated fair value of the Notes as of March 31, 2026 was approximately $157.5 million based upon observable market data (Level 2).

Note 12. Segment Information

The Company generates revenue primarily through the production of steelmaking coal for sale to the steel industry. The Company also generates ancillary revenues from the sale of natural gas extracted as a byproduct from the underground coal mines and royalty revenues from leased properties.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

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

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended March 31,
	2026	2025
Revenues
Mining	$448,469	$294,933
All other	10,119	5,010
Total revenues	$458,588	$299,943

Segment profit
Revenue	$448,469	$294,933
Cash cost of sales(1)	288,695	244,028
Other segment items(2)	1,723	1,707
Segment profit	$158,051	$49,198

Transportation and royalties
Mining	$113,620	$82,617
All other	—	—
Total transportation and royalties	$113,620	$82,617

Assets
Mining	$2,670,391	$2,489,973
All other	153,133	133,921
Total assets	$2,823,524	$2,623,894

Depreciation and depletion
Mining	$50,190	$42,991
All other	2,083	2,286
Total depreciation and depletion	$52,273	$45,277

Capital Expenditures
Mining	$77,603	$67,418
All other	2,526	1,092
Total capital expenditures	$80,129	$68,510

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

For the three months ended March 31, 2026 and 2025, the Company's Mining segment had revenues comprising greater than 10% from the following customers:

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2026 (UNAUDITED)

	For the three months ended March 31,
Customers(1)	2026	2025
Customer A	$62,176	$—
Customer B	50,559	—

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

	For the three months ended March 31,
	2026	2025
Segment Adjusted EBITDA	$158,051	$49,198
Other revenues	10,119	5,010
Cost of other revenues	(8,330)	(7,873)
Depreciation and depletion	(52,273)	(45,277)
Selling, general and administrative	(28,199)	(18,442)
Interest (expense) income, net	(584)	3,186
Income tax (expense) benefit	(6,443)	6,030
Net income (loss)	$72,341	$(8,168)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three months ended March 31, 2026 and March 31, 2025. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”

Overview

We are a U.S.-based, environmentally and socially minded supplier to the global steel industry headquartered in Brookwood, Alabama. We are dedicated entirely to mining non-thermal steelmaking coal used as a critical component of steel production by metal manufacturers in Europe, South America and Asia. We are a large-scale, low-cost producer and exporter of premium quality steelmaking coal, also known as hard coking coal (“HCC”), operating highly-efficient longwall operations in our underground mines based in Alabama, Mine No. 4, Mine No. 7 and Blue Creek. We commenced longwall operations at our transformational Blue Creek mine based in Alabama eight months ahead of schedule in October 2025.

As of December 31, 2025, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), our three operating underground mines had approximately 179.3 million metric tons of recoverable reserves and our Blue Creek mine contained 54.0 million metric tons of recoverable reserves. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australian Index (the "S&P Platts Index"). Our Mine No. 4 and Blue Creek steelmaking coals are High Volatility A ("HVA") quality coal that typically trades at a discount to the price of coal from Mine No. 7. We primarily target the East Coast High Vol A index for sales of our Mine No. 4 and Blue Creek coals that are destined for the Atlantic Basin. Whereas we target a variety of indices, including Platts Premium Low Vol and Platts Low Vol HCC for sales destined to the Pacific Basins. Our Blue Creek coal is also primarily sold into Asia and is sold on a cost and freight ("CFR") basis. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low-to-high volatile matter, low sulfur, high fluidity, and high strength. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.

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

Completion of Blue Creek Development

We commenced longwall operations at the Blue Creek mine in October 2025, eight months ahead of schedule and on budget. The ahead-of-schedule start of Blue Creek's longwall is already positively impacting our production profile, cost structure, and earnings potential.

On February 21, 2025, we provided an update on the Blue Creek project. Due to the implementation of innovative technologies and best practices, we increased nameplate production capacity of the Blue Creek mine by 25%, from the original production plan of 4.4 million metric tons to 5.4 million metric tons. With better-than-expected recovery and the anticipated addition of a fourth continuous miner unit, our overall nameplate production capacity increased up to approximately 6.4 million metric tons. The additional capacity increased our overall nameplate production capacity by 88%, from 7.3 million metric tons per year to 13.7 million metric tons per year. While our nameplate production capacity has significantly increased, actual annual sales and production volumes will be dependent upon steelmaking coal market conditions. Even in these early stages of production and sales, Blue Creek has already contributed to lower cash costs, further improving our position in the first-quartile of the global cost curve. In addition, Blue Creek's low-cost structure has reduced our all-in cash cost breakeven point and enhanced profitability and cash flow generation.

In the three months ended March 31, 2026, we completed the Blue Creek construction project, including the installation of the barge loadout, and invested approximately $66.1 million, bringing total project spending to $1,022.9 million. Final project costs were fully in line with our capital guidance, and no material additional project capital expenditures are expected. With construction complete, Blue Creek is positioned to continue driving higher production, lower costs, and improved cash flow generation as the operation advances through its ramp-up and optimization phase.

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

Warrior BC bid approximately $32 million for the Mine No. 1 Lease and has submitted a payment for approximately $6.4 million, which is the first of five equal payments. Warrior Mining bid approximately $15 million for the Mine No. 4 Lease and has submitted a payment for approximately $3.0 million, which is the first of five equal payments. Successive installments are due each year on the anniversary of the Leases for the next four years. These future installments were recorded at a discount using our credit-adjusted risk-free rate and are presented in the Consolidated Balance Sheets as short and long-term federal coal lease obligations. As of March 31, 2026 and December 31, 2025, the present value of the short-term and long-term obligations were $8.8 million and $23.7 million, respectively.

On January 13, 2026, the U.S. Department of the Interior issued mining plan approval documents for each Lease, thereby authorizing coal development and mining operations on parts of each Lease within the area of mining plan approval.

Recent Developments

Market conditions in the global steelmaking coal industry during the first quarter of 2026 continued to reflect uneven seaborne demand and ongoing macroeconomic uncertainty, particularly in China. Notwithstanding these demand conditions, premium low‑volatility (“Premium LV”) metallurgical ("met") coal prices improved on both a sequential and year-over-year basis, supported by supply discipline and higher input costs across the mining and logistics value chain. The Platts Premium Low‑Vol index averaged $234.67 per metric ton during the first quarter of 2026, compared to $200.13 per metric ton in the fourth quarter of 2025 and $185.08 per metric ton during the first quarter of 2025. Price movements during the first quarter of 2026 included weakness early in the period followed by a recovery later in the quarter.

During the first quarter of 2026, steelmaking coal demand from China remained subdued, as steel producers continued to operate with controlled production levels and relied primarily on domestic supply and Mongolian imports. Demand outside China was mixed. India continued to represent a significant source of seaborne demand relative to other regions, although procurement activity remained cautious, influenced by freight volatility, inventory levels, and delivered cost considerations. Demand conditions in Europe and other Atlantic Basin markets showed limited improvement but remained sensitive to steelmaking margins, trade policy developments, and inventory management practices. Further, met coal pricing was influenced by increased cost pressures across the mining and logistics value chain, including higher fuel, power, labor, and transportation costs. These cost pressures constrained supply flexibility and contributed to pricing dynamics that were less responsive to short‑term demand fluctuations.

Met coal markets during the quarter were further influenced by heightened geopolitical risks stemming from the ongoing conflicts in the Middle East. While met coal demand has been less directly exposed than thermal coal to these developments, the conflicts contributed to increased volatility in global energy markets, higher crude oil and bunker fuel prices, and disruptions to fuel availability and logistics in certain regions. These factors introduced additional cost pressures, especially in the freight markets, while increasing the uncertainty around global energy availability.

The United States government continued to pursue a range of trade and tariff measures affecting international commerce, with certain countries implementing responsive actions. Ongoing trade and tariff uncertainty continued to contribute to volatility in global steel and steelmaking coal markets. The implementation of additional tariffs or other trade measures by the United States, or retaliatory actions by other countries, could adversely affect economic activity, operating costs, demand for steelmaking coal, supply chains, and pricing conditions. At this time, the ultimate impact of tariffs and related trade actions on the Company’s financial condition, results of operations, or cash flows cannot be reasonably estimated. The Company continues to monitor trade developments and assess potential impacts on its business.

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes include, among other things, an update to IRC Section 250 Deduction: FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified met coal as a critical mineral eligible for the advanced manufacturing production tax credit under Section 45X (the "45X Credit") of the Internal Revenue Code. The 45X Credit for met coal provides for a credit of 2.5% of eligible production costs through 2029. Section 50202 of the OBBBA also temporarily decreases the royalty rate for coal leases on federal lands to not more than 7% through 2034. We recognized a benefit from the 45X Credit of $8.4 million for the three months ended March 31, 2026, which is reflected as a reduction to cost of sales in the Condensed Statements of Operations and a corresponding reduction to income taxes payable included in other current liabilities in the Condensed Balance Sheets.

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

	For the three months ended March 31,
(in thousands)	2026	2025
Segment Adjusted EBITDA	$158,051	$49,198
Metric tons sold	2,723	1,970
Metric tons produced	3,173	2,045
Average net selling price per metric ton	$164.70	$149.71
Cash cost of sales per metric ton	$106.02	$123.87
Cost of production %	64%	66%
Transportation and royalties %	39%	34%
Adjusted EBITDA	$143,355	$39,488

Segment Adjusted EBITDA

We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative expenses, business interruption expenses, interest income, interest expense, income tax benefit (expense) and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance.

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

Cash Cost of Sales

We evaluate our cash cost of sales on a cost per metric ton basis. Cash cost of sales is based on reported cost of sales and includes items such as freight, royalties, manpower, fuel and other similar production and sales cost items, and may be adjusted for other items that, pursuant to accounting principles generally accepted in the United States ("GAAP"), are classified in the Consolidated Statements of Operations as costs other than cost of sales, but relate directly to the costs incurred to produce steelmaking coal and sell it free-on-board at the Port of Mobile in Alabama. Our cash cost of sales per metric ton is calculated as cash cost of sales divided by the metric tons sold. Cash cost of sales is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended March 31,
(in thousands)	2026	2025
Cost of sales (exclusive of depreciation and depletion)	$290,418	$245,735
Asset retirement obligation accretion	(806)	(965)
Stock compensation expense	(917)	(742)
Cash cost of sales	$288,695	$244,028

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense (income), income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, non-cash mark-to-market loss (gain) on gas hedges and business interruption expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended March 31,
(in thousands)	2026	2025
Net income (loss)	$72,341	$(8,168)
Interest expense (income), net	584	(3,185)
Income tax expense (benefit)	6,443	(6,030)
Depreciation and depletion	52,273	45,277
Asset retirement obligation accretion (1)	1,112	1,331
Stock compensation expense (2)	10,099	8,053
Other non-cash accretion (3)	495	494
Mark-to-market loss on gas hedges (4)	-	1,718
Business interruption (5)	8	(2)
Adjusted EBITDA	$143,355	$39,488

(1)
Represents non-cash accretion expense associated with our asset retirement obligations.
(2)
Represents non-cash stock compensation expense associated with equity awards.
(3)
Represents non-cash accretion expense associated with our black lung obligations.
(4)
Represents mark-to-market gain recognized on gas hedges.
(5)
Represents ongoing legal expenses associated with the ongoing labor negotiations.

Results of Operations

Three Months Ended March 31, 2026 and 2025

The following table summarizes certain unaudited financial information for these periods.

	For the three months ended March 31,
($ in thousands)	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$448,469	97.8%	$294,933	98.3%
Other revenues	10,119	2.2%	5,010	1.7%
Total revenues	458,588	100.0%	299,943	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	290,418	63.3%	245,735	81.9%
Cost of other revenues (exclusive of items shown separately below)	8,330	1.8%	7,873	2.6%
Depreciation and depletion	52,273	11.4%	45,277	15.1%
Selling, general and administrative	28,199	6.1%	18,442	6.1%
Total costs and expenses	379,220	82.7%	317,327	105.8%
Operating income (loss)	79,368	17.3%	(17,384)	(5.8)%
Interest expense	(3,171)	(0.7)%	(2,107)	(0.7)%
Interest income	2,587	0.6%	5,293	1.8%
Income (loss) before income tax expense (benefit)	78,784	17.2%	(14,198)	(4.7)%
Income tax expense (benefit)	6,443	1.4%	(6,030)	(2.0)%
Net income (loss)	$72,341	15.8%	$(8,168)	(2.7)%

Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended March 31,
	2026	2025
Met Coal (metric tons in thousands)
Metric tons sold	2,723	1,970
Metric tons produced	3,173	2,045
Average net selling price per metric ton	$164.70	$149.71
Cash cost of sales per metric ton	$106.02	$123.87

We produced 3.2 million metric tons of steelmaking coal for the three months ended March 31, 2026 compared to 2.0 million metric tons for the three months ended March 31, 2025, representing a 55.2% increase. The increased production was primarily driven by an increase in tons produced at the Blue Creek mine.

Sales for the three months ended March 31, 2026 were $448.5 million compared to $294.9 million for the three months ended March 31, 2025. The $153.6 million increase in sales was primarily driven by a $112.7 million increase due to a 38.2% increase in steelmaking coal sales volume primarily due to Blue Creek combined with a $40.9 million increase related to a $14.99 per metric ton increase in the average net selling price per metric ton of our steelmaking coal. The average net selling price of our steelmaking coal increased $14.99 from $149.71 per metric ton in the first quarter of 2025 to $164.70 per metric ton in the first quarter of 2026.

For the three months ended March 31, 2026, our geographic customer sales volume mix was 61% in Asia, 25% in Europe and 14% in South America. For the three months ended March 31, 2025, our geographic customer sales volume mix was 43.0% in Asia, 36.0% in Europe, 20.0% in South America and 1.0% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the three months ended March 31, 2026 were $10.1 million compared to $5.0 million for the three months ended March 31, 2025. Other revenues are comprised of revenue derived from our natural gas operations, gains and losses on our natural gas hedges and earned royalty revenue. The $5.1 million increase in other revenues is primarily due to an increase in the Southern Louisiana natural gas price average per Million British Thermal Unit ("MMBtu") of 52% offset partially by a decrease in natural gas sales volumes of 7% compared to the prior year comparable period and a loss on mark-to-market gas hedges of $2.2 million which was included in the prior year comparable period.

Cost of sales was $290.4 million, or 63.3% of total revenues, for the three months ended March 31, 2026, compared to $245.7 million, or 81.9% of total revenues for the three months ended March 31, 2025. The $44.7 million increase is primarily driven by a $93.3 million increase due to a 753 thousand metric ton increase in steelmaking coal sales volume primarily driven by coal sales from the Blue Creek mine offset partially by a $48.6 million decrease due to a $17.85 per metric ton decrease in cash cost of sales per metric ton due to the sales mix of Blue Creek coal with its inherent lower cost structure, a benefit from the 45X Credit of $8.4 million, our disciplined approach to cost control, an increase in tons produced. For the three months ended March 31, 2026, cost of production represented 64% of cost of sales and transportation and royalties accounted for approximately 39% compared to cost of production of 66% and transportation and royalties of 34% for the three months ended March 31, 2025.

Cost of other revenues was $8.3 million or 1.8% of total revenues, for the three months ended March 31, 2026, compared to $7.9 million, or 2.6% of total revenues for three months ended March 31, 2025. The increase is primarily driven by higher gas compression costs offset partially by a 7% decrease in gas sales volumes.

Depreciation and depletion expenses were $52.3 million, or 11.4% of total revenues, for the three months ended March 31, 2026, compared to $45.3 million, or 15.1% of total revenues for the three months ended March 31, 2025. The $7.0 million increase in depreciation and depletion is primarily driven by an increase in additional assets placed into service at Blue Creek combined with a 38.2% increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.

Selling, general and administrative expenses were $28.2 million, or 6.1% of total revenues, for the three months ended March 31, 2026, compared to $18.4 million, or 6.1% of total revenues, for the three months ended March 31, 2025. The $9.8 million increase in selling, general and administrative expenses for the period is primarily due to an increase in employee related expenses, including stock compensation expense.

Interest expense was $3.2 million, or 0.7% of total revenues, for the three months ended March 31, 2026, compared to interest expense of $2.1 million, or 0.7% of total revenues, for the three months ended March 31, 2025. The $1.1 million increase is due to an increase in interest on additional financing leases.

Interest income was $2.6 million, or 0.6% of total revenues for the three months ended March 31, 2026, compared to $5.3 million, or 1.8% of total revenues for the three months ended March 31, 2025. The $2.7 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.

For the three months ended March 31, 2026, we recognized an income tax expense of $6.4 million compared to income tax benefit of $6.0 million for the three months ended March 31, 2025. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $6.4 million income tax expense for the three months ended March 31, 2026, is driven by pre-tax income and depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") deductions. The prior year comparable period income tax benefit is driven by a pre-tax loss and a tax benefit related to depletion and FDII deductions.

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

Going forward, we plan to use cash to fund debt service payments on our Notes, the Amended ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, our reclamation obligations, our finance lease obligations, our black lung obligations, our federal coal lease obligations, professional fees and other non-recurring transaction expenses and strategic investments, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the Amended ABL Facility, and, in the case of any future strategic investments, capital needs or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.

Our total liquidity as of March 31, 2026 was $363.7 million, consisting of cash and cash equivalents of $202.6 million, short-term investments of $20.6 million, which is net of $10.0 million posted as collateral and $140.5 million available under our Amended ABL Facility. As of March 31, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility.

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

We are responsible for medical and disability benefits for black lung disease under the Federal Coal Mine Health and Safety Act of 1969, as amended. Beginning on April 1, 2016 through May 31, 2018, we were insured under a guaranteed cost insurance policy, through a third-party insurance carrier, for black lung claims raised by any employee subsequent to the acquisition of certain assets of Walter Energy, Inc. ("Walter Energy"). From June 1, 2018 to May 31, 2020 and June 1, 2020 to May 31, 2024, we had a deductible policy where the Company was responsible for the first $0.5 million and $1.0 million, respectively, for each black lung and workers compensation related claim from any of our employees. Beginning on June 1, 2024, we have a deductible policy where we are responsible for the first $2.0 million of each black lung and workers compensation related claim from any of our employees.

We assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $10.0 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $1.0 million that was acquired from Walter Energy. We received a letter from the Division of Coal Mine Workers' Compensation ("DCWMC") on February 21, 2020, under its new process for self-insurance renewals, which would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DCWMC on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DCWMC held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DCWMC lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. We appealed this decision.

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

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2026, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $47.5 million, $18.6 million as collateral for self-insured black lung related claims, $16.0 million for federal coal leases and $6.4 million for miscellaneous purposes.

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

Refer to the respective notes to our audited financial statements for the year ended December 31, 2025 included in our 2025 Annual Report for further information about our asset retirement obligations (Note 9), black lung obligations (Note 10), financing lease payment obligations (Note 11), federal coal leases (Note 12), credit facilities and long-term debt (Note 13), commitments and contingencies (Note 14), share repurchase programs (Note 17) and derivative instruments (Note 18).

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

Statements of Cash Flows

Cash balances were $202.6 million and $300.0 million at March 31, 2026 and December 31, 2025, respectively.

The following table sets forth, a summary of the net cash (used in) provided by operating, investing and financing activities for the period (in thousands):

	For the three months ended March 31,
	2026	2025
Net cash (used in) provided by operating activities	$(11,726)	$10,917
Net cash used in investing activities	(57,429)	(77,765)
Net cash (used in) provided by financing activities	(28,145)	30,309
Net decrease in cash, cash equivalents and restricted cash	$(97,300)	$(36,539)

Operating Activities

Net cash flows from operating activities consist of net income (loss) adjusted for noncash items, such as depreciation and depletion of property, plant and equipment and mineral interests, deferred income tax expense (benefit), stock-based compensation expense, amortization of debt issuance costs and debt discount, accretion of asset retirement obligations, mark-to-market adjustments on gas hedges and changes in net working capital. The timing between the conversion of our billed and unbilled receivables into cash from our customers, production and sale of coal inventory and disbursements to our vendors is the primary driver of changes in our working capital.

Net cash used in operating activities was $11.7 million for the three months ended March 31, 2026, and was primarily attributed to a net income of $72.3 million adjusted for depreciation and depletion expense of $52.3 million, stock based compensation expense of $10.1 million, deferred income tax expense of $1.9 million, accretion of asset retirement obligations of $1.1 million, amortization of debt issuance costs and debt discount of $0.4 million and an increase in our net working capital of $145.8 million, primarily reflecting higher accounts receivable due to higher sales volumes and the timing of sales, higher inventories due to higher production and lower accrued expenses due to timing of payments.

Net cash provided by operating activities was $10.9 million for the three months ended March 31, 2025, and was primarily attributed to a net loss of $8.2 million adjusted for depreciation and depletion expense of $45.3 million, stock based compensation expense of $8.1 million, deferred income tax benefit of $6.5 million, mark-to-market loss on gas hedges of $1.7 million, accretion of asset retirement obligations of $1.3 million, amortization of debt issuance costs and debt discount of $0.4 million, and an increase in our net working capital of $31.8 million. The increase in our working capital was primarily driven by increases in accounts receivable due to higher sales volumes and the timing of sales, lower accrued expenses and higher accounts payable.

Investing Activities

Net cash used in investing activities was $57.4 million and $77.8 million for the three months ended March 31, 2026 and 2025, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by proceeds from the sale of short term investments. Capital expenditures for the development of Blue Creek were $66.1 million and $55.3 million for the three months ended March 31, 2026 and 2025, respectively.

Financing Activities

Net cash used in financing activities was $28.1 million for the three months ended March 31, 2026, primarily due to payments for taxes related to net share settlement of equity awards of $14.8 million, principal repayments of finance lease obligations of $8.6 million and payment of regular quarterly dividends of $4.7 million.

Net cash provided by financing activities was $30.3 million for the three months ended March 31, 2025, primarily due to the receipt of proceeds on equipment financing for leases yet to commence of $48.8 million offset partially by payments for taxes related to net share settlement of equity awards of $9.4 million, payment of regular quarterly dividends of $5.2 million and principal repayments of finance lease obligations of $3.9 million.

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

During the three months ended March 31, 2026, we paid $4.7 million of regular quarterly dividends under the Capital Allocation Policy.

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

On October 28, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which which was paid on November 14, 2025, to stockholders of record as of the close of business on November 7, 2025.

On February 10, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on March 2, 2026, to stockholders of record as of the close of business on February 23, 2026.

On April 20, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which the Company plans to distribute on May 7, 2026, to stockholders of record as of the close of business on May 1, 2026.

Amended ABL Facility

On August 28, 2025, Warrior Met Coal, Inc. (the “Company”) entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amends the Company's existing Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increases the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extends the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amends certain borrowing base calculations and other terms and provisions of the credit facility. As of March 31, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. At March 31, 2026, we had $140.5 million of availability under the Amended ABL Facility.

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

The Amended ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the Amended ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the Amended ABL Facility is less than a certain amount. As of March 31, 2026, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the Amended ABL Facility also contains customary events of default.

We were in compliance with all applicable covenants under the Amended ABL Facility as of March 31, 2026.

Senior Secured Notes

On December 6, 2021, we issued $350.0 million in aggregate principal amount of 7.875% senior secured notes due 2028 (the “Notes”) at an initial price of 99.3% of their face amount. The Notes were issued to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons in transactions outside the United States in accordance with Regulation S under the Securities Act. We used the net proceeds of the offering of the Notes, together with cash on hand, to fund the redemption of all of our outstanding 8.00% senior secured notes due 2024 (the “Existing Notes”), including payment of the redemption premium in connection with such redemption. Since inception, the Company has paid down principal totaling $193.5 million on the Notes. Interest on the Notes is payable on June 1 and December 1 of each year, commencing on June 1, 2022. The Notes will mature on December 1, 2028.

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

Our capital expenditures were $80.1 million and $68.5 million for the three months ended March 31, 2026 and March 31, 2025, respectively. Capital expenditures for these periods are primarily related to investments required to develop Blue Creek as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the three months ended March 31, 2026 were $66.1 million and $1,022.9 million has been spent on this project to date. Our deferred mine development costs were $10.8 million for the three months ended March 31, 2025, and relate to the development of Blue Creek.

Our capital spending is expected to range from $155.0 million to $190.0 million for the full year 2026, consisting of sustaining capital expenditures of approximately $105.0 to $115.0 million and discretionary capital expenditures of approximately $50.0 to $75.0 million for the final construction of Blue Creek. Our sustaining capital expenditures include expenditures related to longwall operations and continuous miners.

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

As of March 31, 2026, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of March 31, 2026, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $47.5 million, for collateral for self-insured black lung related claims totaling $18.6 million, for federal coal leases totaling $16.0 million and for miscellaneous purposes totaling $6.4 million.

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

We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Consolidated Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of March 31, 2026, the Company had no gas contracts outstanding.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of March 31, 2026 and December 31, 2025, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our Amended ABL Facility bears an interest rate equal to SOFR, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the Amended ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of March 31, 2026, assuming we had $140.5 million outstanding under our Amended ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the Amended ABL Facility by approximately $1.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of March 31, 2026. Based on the evaluation of our disclosure controls and procedures as of March 31, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors disclosed in “Risk Factors” in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report. Our business, financial condition, operating results and cash flows can be impacted by a number of factors, any one of which could cause actual results to vary materially from recent results or from anticipated future results. In addition to the other information set forth in this Form 10-Q, you should carefully consider the risks discussed in “Part I, Item 1A. Risk Factors” in our 2025 Annual Report, which could materially affect our business, financial condition or future results. However, the risks described in our 2025 Annual Report are not the only risks we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also become material and adversely affect our business, financial condition and/or operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the three months ended March 31, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
January 1, 2026 - January 31, 2026
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
February 1, 2026 - February 28, 2026
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	158,777	$93.18	—
March 1, 2026 - March 31, 2026
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
Total	—		—

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

On February 23, 2026, Jack K. Richardson, Chief Operating Officer of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Plan"). Mr. Richardson's plan, which provides for the potential sale of up to 158,891 shares of the Company's common stock, terminates upon the earlier of March 12, 2027 or the date all shares subject to the plan have been sold.

On February 26, 2026, Kelli. K. Gant, Chief Administrative Officer and Corporate Secretary of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Plan"). Ms. Gant's plan, which provides for the potential sale of up to 40,000 shares of the Company's common stock, terminates upon the earlier of December 31, 2027 or the date all shares subject to the plan have been sold.

On March 2, 2026, Walter J. Scheller, III, Chief Executive Officer and Director of the Company, adopted a Rule 10b5-1 trading plan intended to satisfy affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act (a "Rule 10b5-1 Plan"). Mr. Scheller's plan, which provides for the potential sale of up to 150,000 shares of the Company's common stock, terminates upon the earlier of December 31, 2027 or the date all shares subject to the plan have been sold.

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

10.2

Federal Coal Lease ALES-056519/ALES106175190: Warrior Met Coal BC, LLC (incorporated by reference to Exhibit 10.34 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 12, 2026).

10.3

Federal Coal Lease ALES-055797/ALES105879673: Warrior Met Coal Mining, LLC (incorporated by reference to Exhibit 10.35 to the Registrant's Annual Report on Form 10-K (File No. 001-38061) filed with the Commission on February 12, 2026).

10.4†

Warrior Met Coal, Inc. 2026 Equity Incentive Plan (incorporated by reference to Exhibit 4.6 to the Registrant's Registration Statement on Form S-8 (File No. 333-295185) filed with the Commission on April 20, 2026).

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

WARRIOR MET COAL, INC.

Date: April 30, 2026	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)