Form 10-Q
period 2026-06-30
WARRIOR MET COAL, INC.
filed 2026-08-05
CIK 1691303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

or

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

Number of shares of common stock outstanding as of August 3, 2026: 52,802,087

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues:
Sales	$503,594	$288,491	$952,063	$583,424
Other revenues	6,096	9,032	16,215	14,042
Total revenues	509,690	297,523	968,278	597,466
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	340,046	226,412	630,464	472,147
Cost of other revenues (exclusive of items shown separately below)	7,033	8,210	15,363	16,083
Depreciation and depletion	58,293	43,255	110,566	88,532
Selling, general and administrative	9,797	11,923	37,996	30,365
Total costs and expenses	415,169	289,800	794,389	607,127
Operating income (loss)	94,521	7,723	173,889	(9,661)
Interest expense	(5,526)	(2,890)	(8,697)	(4,997)
Interest income	2,145	5,083	4,732	10,376
Income (loss) before income tax expense (benefit)	91,140	9,916	169,924	(4,282)
Income tax expense (benefit)	3,711	4,310	10,154	(1,720)
Net income (loss)	$87,429	$5,606	$159,770	$(2,562)
Basic and diluted net income (loss) per share:
Net income (loss) per share—basic	$1.65	$0.11	$3.03	$(0.05)
Net income (loss) per share—diluted	$1.65	$0.11	$3.03	$(0.05)
Weighted average number of shares outstanding—basic	52,832	52,588	52,778	52,526
Weighted average number of shares outstanding—diluted	52,871	52,616	52,813	52,526
Dividends per share:	$0.08	$0.08	$0.16	$0.16

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per-share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$302,346	$299,963
Short-term investments	20,152	53,252
Trade accounts receivable	263,415	181,591
Inventories, net	264,884	235,936
Prepaid expenses and other receivables	66,841	49,513
Total current assets	917,638	820,255
Restricted cash	8,016	7,886
Mineral interests, net	103,001	107,258
Property, plant and equipment, net	1,841,421	1,817,364
Deferred income taxes	2,875	2,947
Other long-term assets	27,510	28,089
Total assets	$2,900,461	$2,783,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$78,773	$66,077
Accrued expenses	98,082	131,881
Asset retirement obligations	5,473	5,473
Short-term financing lease liabilities	32,038	29,669
Federal coal lease obligations	9,100	8,844
Other current liabilities	10,209	15,077
Total current liabilities	233,675	257,021
Long-term debt	154,591	154,252
Asset retirement obligations	66,242	64,755
Black lung obligations	34,461	34,036
Long-term financing lease liabilities	49,203	54,492
Deferred income taxes	47,681	54,179
Federal coal lease obligations	24,389	23,679
Total liabilities	610,242	642,414
Stockholders’ Equity:
Common stock, $0.01 par value, (140,000,000 shares authorized as of June 30, 2026, and December 31, 2025; 55,023,805 issued and 52,801,964 outstanding as of June 30, 2026; 54,791,997 issued and 52,570,156 outstanding as of December 31, 2025)	550	548
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of June 30, 2026, and December 31, 2025)	(50,576)	(50,576)
Additional paid in capital	298,513	300,710
Retained earnings	2,041,732	1,890,703
Total stockholders’ equity	2,290,219	2,141,385
Total liabilities and stockholders’ equity	$2,900,461	$2,783,799

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the six months ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income (loss)	$159,770	$(2,562)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and depletion	110,566	88,532
Deferred income tax benefit	(6,427)	(3,345)
Stock based compensation expense	12,577	10,098
Amortization of debt issuance costs and debt discount	752	814
Accretion of asset retirement obligations	2,225	2,662
Mark-to-market loss on gas hedges	—	415
Changes in operating assets and liabilities:
Trade accounts receivable	(81,824)	(26,598)
Inventories, net	(30,665)	(7,531)
Prepaid expenses and other receivables	(11,756)	(7,304)
Accounts payable	8,590	19,635
Accrued expenses and other current liabilities	(43,855)	(23,550)
Other	598	(2,803)
Net cash provided by operating activities	120,551	48,463
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(109,052)	(143,476)
Deferred mine development costs	—	(30,122)
Proceeds from sale of short-term investments	33,279	1,501
Proceeds from sale of property, plant and equipment	45	—
Net cash used in investing activities	(75,728)	(172,097)
FINANCING ACTIVITIES
Dividends paid	(8,963)	(9,410)
Proceeds from equipment financing	—	48,771
Principal repayments of finance lease obligations	(18,576)	(14,487)
Payments for taxes related to net share settlement of equity awards	(14,771)	(9,384)
Net cash (used in) provided by financing activities	(42,310)	15,490
Net increase (decrease) in cash, cash equivalents and restricted cash	2,513	(108,144)
Cash, cash equivalents and restricted cash at beginning of period	307,849	499,132
Cash, cash equivalents and restricted cash at end of period	$310,362	$390,988

Cash and cash equivalents at beginning of period	$299,963	$491,547
Restricted cash at beginning of period	7,886	7,585
Cash, cash equivalents and restricted cash at beginning of period	$307,849	$499,132

Cash and cash equivalents at end of period	$302,346	$383,251
Restricted cash at end of period	8,016	7,737
Cash, cash equivalents and restricted cash at end of period	$310,362	$390,988

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Common Stock
Balance, beginning of period	$550	$548	$548	$545
Issuance of shares	—	—	2	3
Balance, end of period	550	548	550	548
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	296,035	288,540	300,710	289,808
Stock based compensation expense	2,478	2,137	12,577	10,255
Tax withholdings on vested equity awards	—	—	(14,774)	(9,386)
Balance, end of period	298,513	290,677	298,513	290,677
Retained Earnings
Balance, beginning of period	1,958,528	1,838,254	1,890,703	1,851,040
Net income (loss)	87,429	5,606	159,770	(2,562)
Dividends declared	(4,225)	(4,224)	(8,741)	(8,842)
Balance, end of period	2,041,732	1,839,636	2,041,732	1,839,636
Total Stockholders' Equity	$2,290,219	$2,080,285	$2,290,219	$2,080,285

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

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

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). Operating results for the three and six months ended June 30, 2026 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements for the year ended December 31, 2025 included in the 2025 Annual Report.

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

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

As of June 30, 2026 and December 31, 2025, short-term investments consisted of $20.2 million and $53.3 million, respectively, in cash and fixed income securities with maturities less than twelve months. The short-term investments as of June 30, 2026 and December 31, 2025 consisted of $10.1 million and $9.9 million, respectively, posted as cash collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016. The Company also had $10.1 million and $43.4 million in fixed income securities with maturities less than twelve months as of June 30, 2026 and December 31, 2025, respectively.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of June 30, 2026 and December 31, 2025, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Note 3. Inventories, net

Inventories, net are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Coal	$145,353	$125,907
Raw materials, parts, supplies and other, net	119,531	110,029
Total inventories, net	$264,884	$235,936

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

Note 4. Income Taxes

For the three and six months ended June 30, 2026 and 2025, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and six months ended June 30, 2026, the Company had income tax expense of $3.7 million and $10.2 million, respectively. For the three and six months ended June 30, 2025, the Company had income tax expense of $4.3 million and an income tax benefit of $1.7 million, respectively. The effective income tax rate for the three and six months ended June 30, 2026 and 2025 varied from the statutory federal income tax rate of 21%, primarily due to tax benefits related to depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Intangible Income ("FDII").

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The changes include, among other things, an update to FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified met coal as a critical mineral eligible for the advanced manufacturing production tax credit under the Section 45X Advanced Manufacturing Production Tax Credit (the "45X Credit") of the Internal Revenue Code. The 45X Credit for met coal provides for a credit of 2.5% of eligible production costs in tax years 2026 through 2029. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company recognized a benefit from the 45X Credit of $9.7 million and $18.0 million for the three and six months ended June 30, 2026, which is reflected as a reduction to cost of sales in the Condensed Statements of Operations and a corresponding income tax receivable included in prepaid expenses and other receivables in the Condensed Balance Sheets.

Note 5. Debt

The Company's debt consisted of the following (in thousands):

	June 30, 2026	December 31, 2025	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	September 2028(2)
Debt discount	(1,926)	(2,265)
Total debt	154,591	154,252
Less: current debt	—	—
Total long-term debt	$154,591	$154,252

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

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

As of June 30, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. As of June 30, 2026, the Company had $140.5 million of availability under the Amended ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time).

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2026	December 31, 2025
Finance lease right-of-use assets, net(1)	$138,521	$141,853
Finance lease liabilities
Current	32,038	29,669
Noncurrent	49,203	54,492
Total finance lease liabilities	$81,241	$84,161

Weighted average remaining lease term - finance leases (in months)	60.3	62.0
Weighted average discount rate - finance leases(2)	6.99%	6.99%

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $80.4 million and $64.4 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of June 30, 2026 and the Balance Sheets as of December 31, 2025, respectively.
(2)
When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

The components of lease expense were as follows (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Operating lease cost(1):	$7,833	$6,233	$13,610	$12,679
Finance lease cost:
Amortization of leased assets	9,294	5,733	18,701	11,457
Interest on lease liabilities	1,320	1,858	3,646	3,167
Net lease cost	$18,447	$13,824	$35,957	$27,303

(1)
Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

Maturities of lease liabilities for the Company's finance leases as of June 30, 2026 were as follows (in thousands):

Finance Leases(1)
2026	20,709
2027	28,851
2028	21,833
2029	10,703
2030	1,672
Thereafter	7,384
Total	91,152
Less: amount representing interest	(9,911)
Present value of lease liabilities	$81,241

(1)
Finance lease payments include $8.6 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the six months ended June 30,
	2026	2025
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$3,646	$3,167
Financing cash flows from finance leases	$18,576	$(34,284)
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$15,656	$73,309

Note 7. Net Income (Loss) per Share

Basic and diluted net income (loss) per share was calculated as follows (in thousands, except per share data):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Numerator:
Net income (loss)	$87,429	$5,606	$159,770	$(2,562)
Denominator:
Weighted-average shares used to compute net income (loss) per share—basic	52,832	52,588	52,778	52,526
Dilutive restrictive stock awards	39	28	35	—
Weighted-average shares used to compute net income (loss) per share—diluted	52,871	52,616	52,813	52,526
Net income (loss) per share—basic	$1.65	$0.11	$3.03	$(0.05)
Net income (loss) per share—diluted	$1.65	$0.11	$3.03	$(0.05)

Note 8. Commitments and Contingencies

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of June 30, 2026 and December 31, 2025, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of June 30, 2026 and December 31, 2025, there were no items accrued for miscellaneous litigation.

Other Commitments and Contingencies

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At June 30, 2026 and December 31, 2025, the Company had no liability recorded for minimum throughput requirements.

Royalty Obligations

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $33.8 million and $18.9 million for the three months ended June 30, 2026 and 2025, respectively. Coal royalty expenses were $61.1 million and $41.2 million for the six months ended June 30, 2026 and 2025, respectively.

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

As of June 30, 2026 and December 31, 2025, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

Dividends

The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025
$0.08	Quarterly	April 23, 2025	May 5, 2025	May 12, 2025
$0.08	Quarterly	July 29, 2025	August 8, 2025	August 15, 2025
$0.08	Quarterly	October 28, 2025	November 7, 2025	November 14, 2025
$0.08	Quarterly	February 10, 2026	February 23, 2026	March 2, 2026
$0.08	Quarterly	April 20, 2026	May 1, 2026	May 7, 2026
$0.08	Quarterly	July 28, 2026	August 10, 2026	August 17, 2026

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.

Note 10. Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of June 30, 2026 and December 31, 2025, the Company had no natural gas contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company had no gains or losses in the three and six months ended June 30, 2026. The Company had realized losses of $0.4 million and $0.9 million and an unrealized gain of $1.8 million and unrealized loss of $0.4 million, respectively, for the three and six months ended June 30, 2025.

Note 11. Fair Value of Financial Instruments

During the six months ended June 30, 2026, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the six months ended June 30, 2026.

The following methods and assumptions were used to estimate the fair value for which the fair value option was not elected:

Cash, cash equivalents and restricted cash, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.

Debt — The Company's outstanding debt is carried at cost. As of June 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Amended ABL Facility, with $140.5 million available, net of outstanding letters of credit of $2.5 million. The estimated fair value of the Notes as of June 30, 2026 was approximately $157.7 million based upon observable market data (Level 2).

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

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

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Revenues
Mining	$503,594	$288,491	$952,063	$583,424
All other	6,096	9,032	16,215	14,042
Total revenues	$509,690	$297,523	$968,278	$597,466

Segment profit
Revenue	$503,594	$288,491	$952,063	$583,424
Cash cost of sales(1)	338,107	224,504	626,802	468,532
Other segment items(2)	1,939	1,908	3,662	3,615
Segment profit	$163,548	$62,079	$321,599	$111,277

Transportation and royalties
Mining	$143,290	$75,067	$256,910	$157,684
All other	—	—	—	—
Total transportation and royalties	$143,290	$75,067	$256,910	$157,684

Assets
Mining	$2,740,774	$2,288,119	$2,740,774	$2,288,119
All other	159,687	357,283	159,687	357,283
Total assets	$2,900,461	$2,645,402	$2,900,461	$2,645,402

Depreciation and depletion
Mining	$56,453	$41,014	$106,643	$84,005
All other	1,840	2,241	3,923	4,527
Total depreciation and depletion	$58,293	$43,255	$110,566	$88,532

Capital Expenditures
Mining	$26,989	$73,828	$104,592	$141,246
All other	1,934	1,138	4,460	2,230
Total capital expenditures	$28,923	$74,966	$109,052	$143,476

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2026 (UNAUDITED)

For the three and six months ended June 30, 2026 and 2025, the Company's Mining segment had revenues comprising greater than 10% from the following customers:

	For the three months ended June 30,		For the six months ended June 30,
Customers(1)	2026	2025	2026	2025
Customer A	$76,618	$35,892	$138,794	$—
Customer B	62,536	—	113,095	—
Customer C	54,445	—	—	—
Customer D	52,033	—	—	—
Customer E	—	32,813	—	—

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

	For the three months ended June 30,		For the six months ended June 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA	$163,548	$62,079	$321,599	$111,277
Other revenues	6,096	9,032	16,215	14,042
Cost of other revenues	(7,033)	(8,210)	(15,363)	(16,083)
Depreciation and depletion	(58,293)	(43,255)	(110,566)	(88,532)
Selling, general and administrative	(9,797)	(11,923)	(37,996)	(30,365)
Interest (expense) income, net	(3,381)	2,193	(3,965)	5,379
Income tax (expense) benefit	(3,711)	(4,310)	(10,154)	1,720
Net income (loss)	$87,429	$5,606	$159,770	$(2,562)

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and six months ended June 30, 2026 and June 30, 2025. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”

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

As of December 31, 2025, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), our three operating underground mines had approximately 179.3 million metric tons of recoverable reserves and our Blue Creek mine contained 54.0 million metric tons of recoverable reserves. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australian Index (the "S&P Platts Index"). Our Mine No. 4 and Blue Creek steelmaking coals are High Volatility A ("HVA") quality coal that typically trades at a discount to the price of coal from Mine No. 7. We primarily target the East Coast High Vol A index for sales of our Mine No. 4 and Blue Creek coals that are destined for the Atlantic Basin, whereas we target a variety of indices, including Platts Premium Low Vol and Platts Low Vol HCC for sales destined to the Pacific Basins. Our Blue Creek coal is also primarily sold into Asia and is sold on a cost and freight ("CFR") basis. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low-to-high volatile matter, low sulfur, high fluidity, and high strength. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.

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

In the first quarter of 2026, we completed the Blue Creek construction project. We invested approximately $71.3 million in the current year, brining total project spending to $1,028.1 million. Final project costs were fully in line with our capital guidance, and no material additional project capital expenditures are expected. With construction complete, Blue Creek is positioned to continue driving higher production, lower costs, and improved cash flow generation as the operation advances through its ramp-up and optimization phase.

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

Warrior BC bid approximately $32 million for the Mine No. 1 Lease and has submitted a payment for approximately $6.4 million, which is the first of five equal payments. Warrior Mining bid approximately $15 million for the Mine No. 4 Lease and has submitted a payment for approximately $3.0 million, which is the first of five equal payments. Successive installments are due each year on the anniversary of the Leases for the next four years. These future installments were recorded at a discount using our credit-adjusted risk-free rate and are presented in the Consolidated Balance Sheets as short and long-term federal coal lease obligations. As of June 30, 2026, the short-term and long-term obligations were $9.1 million and $24.4 million, respectively. As of December 31, 2025, the short-term and long-term obligations were $8.8 million and $23.7 million, respectively.

On January 13, 2026, the U.S. Department of the Interior issued mining plan approval documents for each Lease, thereby authorizing coal development and mining operations on parts of each Lease within the area of mining plan approval.

Recent Developments

During the second quarter of 2026, global steelmaking coal market conditions reflected tightening coal supply in China and uneven demand across major seaborne markets. Premium low-volatility ("Premium LV") metallurgical ("met") coal prices remained supported by production disruptions and safety inspections in China's Shanxi province, which reduced Chinese domestic coking coal availability and increased demand for seaborne imports. As a result, Chinese buyers became a more significant influence on seaborne price formation, offsetting weaker demand in other markets. Premium LV FOB prices averaged $238.27 per metric ton during the second quarter of 2026, compared to $234.67 per metric ton in the first quarter of 2026 and $184.22 per metric ton in the second quarter of 2025.

Steelmaking coal demand in China strengthened during the second quarter of 2026 as supply disruptions reduced domestic production and inventories, increasing reliance on imported coal. According to Wood Mackenzie, cumulative production losses in Shanzi province could reach 15 to 25 million metric tons through August 2026, while mine inventories declined to approximately one million metric tons by the end of June, an eight-year low. In contrast, demand in India softened due to elevated inventories, weaker steel demand, and seasonal monsoon impacts, while demand in Europe and other Atlantic Basin markets remained generally stable despite continued sensitivity to steel margins and broader economic conditions.

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

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes include, among other things, an update to IRC Section 250 Deduction: FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified met coal as a critical mineral eligible for the advanced manufacturing production tax credit under Section 45X (the "45X Credit") of the Internal Revenue Code. The 45X Credit for met coal provides for a credit of 2.5% of eligible production costs through 2029. Section 50202 of the OBBBA also temporarily decreases the royalty rate for coal leases on federal lands to not more than 7% through 2034. We recognized a benefit from the 45X Credit of $9.7 million and $18.0 million for the three and six months ended June 30, 2026, which is reflected as a reduction to cost of sales in the Condensed Statements of Operations and a corresponding income tax receivable included in prepaid expenses and other receivables in the Condensed Balance Sheets.

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Segment Adjusted EBITDA	$163,548	$62,079	$321,599	$111,277
Metric tons sold	3,315	2,013	6,038	3,983
Metric tons produced	3,036	2,094	6,209	4,139
Average net selling price per metric ton	$151.91	$143.31	$157.68	$146.48
Cash cost of sales per metric ton	$101.99	$111.53	$103.81	$117.63
Cost of production %	58%	67%	59%	67%
Transportation and royalties %	42%	33%	41%	33%
Adjusted EBITDA	$156,903	$53,568	$300,258	$93,056

Segment Adjusted EBITDA

We define Segment Adjusted EBITDA as net income (loss) adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative expenses, interest income, interest expense, income tax benefit (expense) and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Cost of sales (exclusive of depreciation and depletion)	$340,046	$226,412	$630,464	$472,147
Asset retirement obligation accretion	(806)	(966)	(1,612)	(1,931)
Stock compensation expense	(1,133)	(942)	(2,050)	(1,684)
Cash cost of sales	$338,107	$224,504	$626,802	$468,532

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) before net interest expense (income), income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion, non-cash mark-to-market (gain) loss on gas hedges and business interruption expenses. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended June 30,		For the six months ended June 30,
(in thousands)	2026	2025	2026	2025
Net income (loss)	$87,429	$5,606	$159,770	$(2,562)
Interest expense (income), net	3,381	(2,195)	3,965	(5,380)
Income tax expense (benefit)	3,711	4,310	10,154	(1,720)
Depreciation and depletion	58,293	43,255	110,566	88,532
Asset retirement obligation accretion (1)	1,113	1,331	2,225	2,662
Stock compensation expense (2)	2,478	2,045	12,577	10,098
Other non-cash accretion (3)	495	495	990	989
Mark-to-market (gain) loss on gas hedges (4)	-	(1,303)	-	415
Business interruption (5)	3	24	11	22
Adjusted EBITDA	$156,903	$53,568	$300,258	$93,056

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

Results of Operations

Three Months Ended June 30, 2026 and 2025

The following table summarizes certain unaudited financial information for these periods.

	For the three months ended June 30,
($ in thousands)	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$503,594	98.8%	$288,491	97.0%
Other revenues	6,096	1.2%	9,032	3.0%
Total revenues	509,690	100.0%	297,523	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	340,046	66.7%	226,412	76.1%
Cost of other revenues (exclusive of items shown separately below)	7,033	1.4%	8,210	2.8%
Depreciation and depletion	58,293	11.4%	43,255	14.5%
Selling, general and administrative	9,797	1.9%	11,923	4.0%
Total costs and expenses	415,169	81.5%	289,800	97.4%
Operating income	94,521	18.5%	7,723	2.6%
Interest expense	(5,526)	(1.1)%	(2,890)	(1.0)%
Interest income	2,145	0.4%	5,083	1.7%
Income before income tax expense	91,140	17.9%	9,916	3.3%
Income tax expense	3,711	0.7%	4,310	1.4%
Net income	$87,429	17.2%	$5,606	1.9%

Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended June 30,
	2026	2025
Met Coal (metric tons in thousands)
Metric tons sold	3,315	2,013
Metric tons produced	3,036	2,094
Average net selling price per metric ton	$151.91	$143.31
Cash cost of sales per metric ton	$101.99	$111.53

We produced 3.0 million metric tons of steelmaking coal for the three months ended June 30, 2026 compared to 2.1 million metric tons for the three months ended June 30, 2025, representing a 45.0% increase. The increased production was primarily driven by an increase in tons produced at the Blue Creek mine.

Sales for the three months ended June 30, 2026 were $503.6 million compared to $288.5 million for the three months ended June 30, 2025. The $215.1 million increase in sales was primarily driven by a $186.6 million increase due to a 64.7% increase in steelmaking coal sales volume primarily due to Blue Creek combined with a $28.6 million increase related to a $8.60 per metric ton increase in the average net selling price per metric ton of our steelmaking coal. The average net selling price of our steelmaking coal increased $8.60 from $143.31 per metric ton in the second quarter of 2025 to $151.91 per metric ton in the second quarter of 2026.

For the three months ended June 30, 2026, our geographic customer sales volume mix was 50% in Asia, 35% in Europe, 14% in South America and 1% in the United States. For the three months ended June 30, 2025, our geographic customer sales volume mix was 52% in Asia, 37% in Europe and 11% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the three months ended June 30, 2026 were $6.1 million compared to $9.0 million for the three months ended June 30, 2025. Other revenues are comprised of revenue derived from our natural gas operations, gains and losses on our natural gas hedges and earned royalty revenue. The $2.9 million decrease in other revenues was primarily due to the prior year comparable period including a gain on mark-to-market gas hedges of $1.8 million. The decrease was also due to a decrease in the Southern Louisiana natural gas price average per Million British Thermal Unit ("MMBtu") of 14% and a decrease in natural gas sales volumes of 1%.

Cost of sales was $340.0 million, or 66.7% of total revenues, for the three months ended June 30, 2026, compared to $226.4 million, or 76.1% of total revenues for the three months ended June 30, 2025. The $113.6 million increase was primarily driven by a $145.2 million increase due to a 1,302 thousand metric ton increase in steelmaking coal sales volume primarily driven by coal sales from the Blue Creek mine offset partially by a $31.6 million decrease due to a $9.54 per metric ton decrease in cash cost of sales per metric ton due to the sales mix of Blue Creek coal with its inherent lower cost structure, a benefit from the 45X Credit of $9.7 million, our disciplined approach to cost control and an increase in tons produced. For the three months ended June 30, 2026, cost of production represented 58% of cost of sales and transportation and royalties accounted for approximately 42% compared to cost of production of 67% and transportation and royalties of 33% for the three months ended June 30, 2025.

Cost of other revenues was $7.0 million or 1.4% of total revenues, for the three months ended June 30, 2026, compared to $8.2 million, or 2.8% of total revenues for the three months ended June 30, 2025. The decrease was primarily driven by lower gas compression costs and a 1% decrease in gas sales volumes.

Depreciation and depletion expenses were $58.3 million, or 11.4% of total revenues, for the three months ended June 30, 2026, compared to $43.3 million, or 14.5% of total revenues for the three months ended June 30, 2025. The $15.0 million increase in depreciation and depletion is primarily driven by an increase in additional assets placed into service at Blue Creek combined with a 64.7% increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.

Selling, general and administrative expenses were $9.8 million, or 1.9% of total revenues, for the three months ended June 30, 2026, compared to $11.9 million, or 4.0% of total revenues, for the three months ended June 30, 2025. The $2.1 million decrease in selling, general and administrative expenses for the period was primarily due to a gain of $2.4 million related to recoveries received in connection with the Walter Energy bankruptcy proceedings.

Interest expense was $5.5 million, or 1.1% of total revenues, for the three months ended June 30, 2026, compared to interest expense of $2.9 million, or 1.0% of total revenues, for the three months ended June 30, 2025. The $2.6 million increase was due to an increase in interest on additional financing leases and imputed interest on the federal coal lease obligations.

Interest income was $2.1 million, or 0.4% of total revenues for the three months ended June 30, 2026, compared to $5.1 million, or 1.7% of total revenues for the three months ended June 30, 2025. The $2.9 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.

For the three months ended June 30, 2026, we recognized an income tax expense of $3.7 million compared to income tax expense of $4.3 million for the three months ended June 30, 2025. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $3.7 million income tax expense for the three months ended June 30, 2026, was driven by pre-tax income and depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Deduction Eligible Income ("FDDEI") deductions. The prior year comparable period income tax expense was driven by a pre-tax income, depletion and FDII deductions.

The OBBBA was enacted on July 4, 2025, and updated the FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes take effect for taxable years beginning after December 31, 2025.

Six Months Ended June 30, 2026 and 2025

The following table summarizes certain unaudited financial information for these periods.

	For the six months ended June 30,
($ in thousands)	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$952,063	98.3%	$583,424	97.6%
Other revenues	16,215	1.7%	14,042	2.4%
Total revenues	968,278	100.0%	597,466	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	630,464	65.1%	472,147	79.0%
Cost of other revenues (exclusive of items shown separately below)	15,363	1.6%	16,083	2.7%
Depreciation and depletion	110,566	11.4%	88,532	14.8%
Selling, general and administrative	37,996	3.9%	30,365	5.1%
Total costs and expenses	794,389	82.0%	607,127	101.6%
Operating income	173,889	18.0%	(9,661)	(1.6)%
Interest expense	(8,697)	(0.9)%	(4,997)	(0.8)%
Interest income	4,732	0.5%	10,376	1.7%
Net income (loss) before income tax expense	169,924	17.5%	(4,282)	(0.7)%
Income tax expense (benefit)	10,154	1.0%	(1,720)	(0.3)%
Net income (loss)	$159,770	16.5%	$(2,562)	(0.4)%

Sales and cost of sales components on a per unit basis were as follows:

	For the six months ended June 30,
	2026	2025
Met Coal (metric tons in thousands)
Metric tons sold	6,038	3,983
Metric tons produced	6,209	4,139
Average net selling price per metric ton	$157.68	$146.48
Cash cost of sales per metric ton	$103.81	$117.63

We produced 6.2 million metric tons of steelmaking coal for the six months ended June 30, 2026 compared to 4.1 million metric tons for the six months ended June 30, 2025, representing a 50.0% increase. The increased production was primarily driven by an increase in tons produced at the Blue Creek mine.

Sales for the six months ended June 30, 2026 were $952.1 million compared to $583.4 million for the six months ended June 30, 2025. The $368.6 million or 63.2% increase in sales was primarily driven by a $301.0 million increase in sales due to a 51.6% or 2,055 thousand metric ton increase in steelmaking coal sales volume and a $67.6 million increase in sales related to a 7.6% or $11.20 per metric ton increase in the average net selling price per metric ton of steelmaking coal.

For the six months ended June 30, 2026, our geographic customer sales volume mix was 55% in Asia, 30% in Europe, 14% in South America and 1% in the United States. For the six months ended June 30, 2025, our geographic customer sales volume mix was 47% in Asia, 37% in Europe and 16% in South America. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the six months ended June 30, 2026 were $16.2 million compared to $14.0 million for the six months ended June 30, 2025. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $2.2 million increase in other revenues were due to an increase in the Southern Louisiana natural gas price average of 20% offset partially by a decrease in sales volume of 2% for the six months ended June 30, 2026.

Cost of sales (exclusive of items shown separately below) was $630.5 million, or 65.1%, of total revenues, for the six months ended June 30, 2026, compared to $472.2 million, or 79.0% of total revenues for the six months ended June 30, 2025. The $158.3 million increase was primarily driven by a $241.7 million increase due to a 51.6% or 2,055 thousand metric ton increase in steelmaking coal sales volume partially offset by a $83.4 million decrease due to a $13.82 per metric ton decrease in cash cost of sales per metric ton. The decrease in cash cost of sales per metric ton was due to the sales mix of Blue Creek coal and its inherent lower cost structure, a benefit from the 45X Credit of $18.0 million, our disciplined approach to cost control and an increase in tons produced. For the six months ended June 30, 2026, cost of production represented 59% of cost of sales and transportation and royalties accounted for approximately 41% compared to cost of production of 67% and transportation and royalties of 33% for the six months ended June 30, 2025.

Depreciation and depletion expenses were $110.6 million, or 11.4% of total revenues, for the six months ended June 30, 2026, compared to $88.5 million, or 14.8% of total revenues, for the six months ended June 30, 2025. The $22.0 million increase in depreciation and depletion expenses were primarily driven by additional assets placed into service at Blue Creek and a 51.6% or 2,055 thousand metric ton increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold.

Selling, general and administrative expenses were $38.0 million, or 3.9% of total revenues, for the six months ended June 30, 2026, compared to $30.4 million, or 5.1% of total revenues, for the six months ended June 30, 2025. The $7.6 million increase in selling, general and administrative expenses for the period was primarily due to an increase in employee related expenses offset partially by a gain of $2.4 million related to recoveries received in connection with the Walter Energy bankruptcy proceedings.

Interest expense was $8.7 million, or 0.9% of total revenues, for the six months ended June 30, 2026, compared to $5.0 million, or 0.8% of total revenues, for the six months ended June 30, 2025. The $3.7 million increase was due to an increase in interest on additional financing leases and imputed interest on the federal coal lease obligations.

Interest income was $4.7 million, or 0.5% of total revenues for the six months ended June 30, 2026, compared to $10.4 million, or 1.7%, of total revenues for the six months ended June 30, 2025. The $5.6 million decrease was primarily driven by a decrease in invested cash balances and lower rates of return earned on our investments.

We recognized income tax expense of $10.2 million and an income tax benefit of $1.7 million for the six months ended June 30, 2026 and June 30, 2025, respectively. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pre-tax income at the end of the interim reporting period. The effective income tax rate for the six months ended June 30, 2026 varied from the statutory federal income tax rate of 21%, primarily due to pre-tax income and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Deduction Eligible Income ("FDDEI") deductions.

The OBBBA was enacted on July 4, 2025, and updated the FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes take effect for taxable years beginning after December 31, 2025.

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

Going forward, we plan to use cash to fund debt service payments on our Notes, the Amended ABL Facility and our other indebtedness, to fund operating activities, working capital, capital expenditures, our reclamation obligations, our finance lease obligations, our black lung obligations, our federal coal lease obligations, professional fees and other non-recurring transaction expenses and strategic investments, stock repurchases, and, if declared, to pay our quarterly and/or special dividends. Our ability to fund our capital needs going forward will depend on our ongoing ability to generate cash from operations and borrowing availability under the

Amended ABL Facility, and, in the case of any future strategic investments, capital needs or special dividends financed partially or wholly with debt financing and our ability to access the capital markets to raise additional capital.

Our total liquidity as of June 30, 2026 was $452.9 million, consisting of cash and cash equivalents of $302.3 million, short-term investments of $10.1 million, which is net of $10.1 million posted as collateral and $140.5 million available under our Amended ABL Facility. As of June 30, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility.

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

We assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $10.1 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $0.7 million that was acquired from Walter Energy. We received a letter from the Division of Coal Mine Workers' Compensation ("DCWMC") on February 21, 2020, under its new process for self-insurance renewals, which would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DCWMC on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DCWMC held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DCWMC lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. We appealed this decision.

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

On July 30, 2026, the DOL published a notice of proposed rulemaking that would amend the 2025 Final Regulations. Among other changes, the proposal would replace the current requirement that self-insured operators post security equal to 100% of projected black lung liabilities with a risk-based framework and would permit qualifying operators to phase in required security over a three-year period. The proposed rule remains subject to public comment and may be modified before adoption. The Company is evaluating the proposal and cannot currently predict the ultimate outcome of the rulemaking or reasonably estimate its effect, if any, on the Company's financial position, results of operations or liquidity.

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2026, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $47.5 million, $18.6 million as collateral for self-insured black lung related claims, $16.0 million for federal coal leases and $6.4 million for miscellaneous purposes.

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

Statements of Cash Flows

Cash and cash equivalent balances were $302.3 million and $300.0 million at June 30, 2026 and December 31, 2025, respectively.

The following table sets forth, a summary of the net cash (used in) provided by operating, investing and financing activities for the period (in thousands):

	For the six months ended June 30,
	2026	2025
Net cash provided by operating activities	$120,551	$48,463
Net cash used in investing activities	(75,728)	(172,097)
Net cash (used in) provided by financing activities	(42,310)	15,490
Net increase (decrease) in cash, cash equivalents and restricted cash	$2,513	$(108,144)

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

Net cash provided by operating activities was $120.6 million for the six months ended June 30, 2026, and was primarily attributed to a net income of $159.8 million adjusted for depreciation and depletion expense of $110.6 million, stock based compensation expense of $12.6 million, deferred income tax benefit of $6.4 million, accretion of asset retirement obligations of $2.2 million and amortization of debt issuance costs and debt discount of $0.8 million offset by an increase in our net working capital of $159.5 million. The increase in net working capital reflects higher accounts receivable due to higher sales volumes and the timing of sales, higher inventories due to higher production and lower accrued expenses due to timing of payments.

Net cash provided by operating activities was $48.5 million for the six months ended June 30, 2025, and was primarily attributed to a net loss of $2.6 million adjusted for depreciation and depletion expense of $88.5 million, stock based compensation expense of $10.1 million, deferred income tax benefit of $3.3 million, accretion of asset retirement obligations of $2.7 million, amortization of debt issuance costs and debt discount of $0.8 million and mark-to-market loss on gas hedges of $0.4 million offset by an increase in our net working capital of $45.3 million. The increase in our working capital was primarily driven by increases in accounts receivable due to higher sales volumes and the timing of sales, lower accrued expenses and higher accounts payable.

Investing Activities

Net cash used in investing activities was $75.7 million and $172.1 million for the six months ended June 30, 2026 and 2025, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by proceeds from the sale of short term investments.

Financing Activities

Net cash used in financing activities was $42.3 million for the six months ended June 30, 2026, primarily due to principal repayments of finance lease obligations of $18.6 million, payments for taxes related to net share settlement of equity awards of $14.8 million and payment of regular quarterly dividends of $9.0 million.

Net cash provided by financing activities was $15.5 million for the six months ended June 30, 2025, primarily due to the receipt of proceeds on equipment financing for leases yet to commence of $48.8 million offset partially by payments for taxes related to net share settlement of equity awards of $9.4 million, payment of regular quarterly dividends of $9.4 million and principal repayments of finance lease obligations of $14.5 million.

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

During the six months ended June 30, 2026, we paid $9.0 million of regular quarterly dividends under the Capital Allocation Policy.

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

On October 28, 2025, our Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on November 14, 2025, to stockholders of record as of the close of business on November 7, 2025.

On February 10, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on March 2, 2026, to stockholders of record as of the close of business on February 23, 2026.

On April 20, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on May 7, 2026, to stockholders of record as of the close of business on May 1, 2026.

On July 28, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which the Company plans to distribute on August 17, 2026, to stockholders of record as of the close of business on August 10, 2026.

Amended ABL Facility

On August 28, 2025, Warrior Met Coal, Inc. (the “Company”) entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amends the Company's existing Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increases the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extends the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amends certain borrowing base calculations and other terms and provisions of the credit facility. As of June 30, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. At June 30, 2026, we had $140.5 million of availability under the Amended ABL Facility.

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

The Amended ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the Amended ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the Amended ABL Facility is less than a certain amount. As of June 30, 2026, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the Amended ABL Facility also contains customary events of default.

We were in compliance with all applicable covenants under the Amended ABL Facility as of June 30, 2026.

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

Our capital expenditures were $109.1 million and $143.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively. Capital expenditures for these periods are primarily related to investments required to finalize the development of Blue Creek as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the six months ended June 30, 2026 were $71.3 million and $1,028.1 million has been spent on this project to date. Our deferred mine development costs were $30.1 million for the six months ended June 30, 2025, and relate to the development of Blue Creek.

Our capital spending is expected to range from $155.0 million to $190.0 million for the full year 2026, consisting of sustaining capital expenditures of approximately $105.0 to $115.0 million and discretionary capital expenditures of $71.3 million invested for the final construction of Blue Creek. Our sustaining capital expenditures include expenditures related to longwall operations and continuous miners.

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

As of June 30, 2026, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of June 30, 2026, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $47.5 million, for collateral for self-insured black lung related claims totaling $18.6 million, for federal coal leases totaling $16.0 million and for miscellaneous purposes totaling $6.4 million.

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

We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Consolidated Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of June 30, 2026, the Company had no gas contracts outstanding.

We have exposure to price risk for supplies that are used directly or indirectly in the normal course of production, such as diesel fuel, steel, tungsten, explosives and other items. We manage our risk for these items through strategic sourcing contracts in normal quantities with our suppliers. We historically have not entered into any derivative commodity instruments to manage the exposure to changing price risk for supplies.

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of June 30, 2026 and December 31, 2025, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our Amended ABL Facility bears an interest rate equal to SOFR, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the Amended ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of June 30, 2026, assuming we had $140.5 million outstanding under our Amended ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the Amended ABL Facility by approximately $1.4 million.

Impact of Inflation

We have exposure to inflation for supplies that are used directly or indirectly in the normal course of production, such as belt structure, roof bolts, bits, cable, magnetite, rock dust and other supplies, plus labor and parts on repair and rebuild equipment. These inflationary pressures have contributed to rising costs for us and may continue to do so in the future. We are applying a number of different strategies to mitigate the impact of inflation on our operations, including placing purchase orders earlier, utilizing short term contracts and leveraging our supplier relationships.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of June 30, 2026. Based on the evaluation of our disclosure controls and procedures as of June 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the three months ended June 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
April 1, 2026 - April 30, 2026
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
May 1, 2026 - May 31, 2026
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
June 1, 2026 - June 30, 2026
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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended June 30, 2026, none of the Company's directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

WARRIOR MET COAL, INC.

Date: August 5, 2026	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)