Form 10-Q
period 2026-09-30
WARRIOR MET COAL, INC.
filed 2026-11-04
CIK 1691303

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Number of shares of common stock outstanding as of November 2, 2026: 52,802,087

TABLE OF CONTENTS

Forward-Looking Statements		1

Part I. Financial Information		3
Item 1.	Financial Statements	3
	Condensed Statements of Operations for the three and nine months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	3
	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	4
	Condensed Statements of Cash Flows for the nine months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	5
	Condensed Statements of Changes in Stockholders' Equity for the three and nine months ended September 30, 2026 (Unaudited) and September 30, 2025 (Unaudited)	6
	Notes to Condensed Financial Statements	7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30
Item 4.	Controls and Procedures	31

Part II. Other Information		31
Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32
Item 3.	Defaults on Senior Securities	32
Item 4.	Mine Safety Disclosures	32
Item 5.	Other Information	32
Item 6.	Exhibits	33

Signatures		34

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF OPERATIONS

(in thousands, except per-share amounts)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues:
Sales	$501,029	$319,969	$1,453,092	$903,393
Other revenues	6,899	8,620	23,114	22,662
Total revenues	507,928	328,589	1,476,206	926,055
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	368,514	239,525	998,978	711,672
Cost of other revenues (exclusive of items shown separately below)	6,801	7,546	22,164	23,629
Depreciation and depletion	68,106	43,594	178,672	132,126
Selling, general and administrative	13,713	17,200	51,709	47,566
Total costs and expenses	457,134	307,865	1,251,523	914,993
Operating income	50,794	20,724	224,683	11,062
Interest expense	(4,459)	(2,307)	(13,156)	(7,304)
Interest income	2,540	4,435	7,272	14,812
Income before income tax (benefit) expense	48,875	22,852	218,799	18,570
Income tax (benefit) expense	(433)	(13,746)	9,721	(15,466)
Net income	$49,308	$36,598	$209,078	$34,036
Basic and diluted net income per share:
Net income per share—basic	$0.93	$0.70	$3.96	$0.65
Net income per share—diluted	$0.93	$0.70	$3.96	$0.65
Weighted average number of shares outstanding—basic	52,835	52,594	52,797	52,549
Weighted average number of shares outstanding—diluted	52,883	52,650	52,837	52,578
Dividends per share:	$0.08	$0.08	$0.24	$0.24

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED BALANCE SHEETS

(in thousands, except share and per-share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Cash and cash equivalents	$437,074	$299,963
Short-term investments	10,182	53,252
Trade accounts receivable	246,206	181,591
Inventories, net	214,582	235,936
Income tax receivable	26,229	—
Prepaid expenses and other receivables	66,127	49,513
Total current assets	1,000,400	820,255
Restricted cash	8,083	7,886
Mineral interests, net	101,258	107,258
Property, plant and equipment, net	1,821,743	1,817,364
Deferred income taxes	2,883	2,947
Other long-term assets	27,319	28,089
Total assets	$2,961,686	$2,783,799
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$72,216	$66,077
Accrued expenses	106,522	131,881
Asset retirement obligations	5,473	5,473
Short-term financing lease liabilities	31,266	29,669
Federal coal lease obligations	9,231	8,844
Other current liabilities	13,308	15,077
Total current liabilities	238,016	257,021
Long-term debt	154,767	154,252
Asset retirement obligations	64,506	64,755
Black lung obligations	34,609	34,036
Long-term financing lease liabilities	46,336	54,492
Deferred income taxes	60,030	54,179
Federal coal lease obligations	24,752	23,679
Total liabilities	623,016	642,414
Stockholders’ Equity:
Common stock, $0.01 par value per share (140,000,000 shares authorized as of September 30, 2026, and December 31, 2025; 55,023,928 issued and 52,802,087 outstanding as of September 30, 2026; 54,791,997 issued and 52,570,156 outstanding as of December 31, 2025)	550	548
Preferred stock, $0.01 par value per share (10,000,000 shares authorized; no shares issued and outstanding)	—	—
Treasury stock, at cost (2,221,841 shares as of September 30, 2026, and December 31, 2025)	(50,576)	(50,576)
Additional paid in capital	301,913	300,710
Retained earnings	2,086,783	1,890,703
Total stockholders’ equity	2,338,670	2,141,385
Total liabilities and stockholders’ equity	$2,961,686	$2,783,799

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CASH FLOWS

(in thousands)

(Unaudited)

	For the nine months ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$209,078	$34,036
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and depletion	178,672	132,126
Deferred income tax expense (benefit)	5,915	(14,301)
Stock based compensation expense	15,977	15,309
Amortization of debt issuance costs and debt discount	1,133	1,225
Accretion of asset retirement obligations	3,337	3,993
Mark-to-market gain on gas hedges	—	(295)
Changes in operating assets and liabilities:
Trade accounts receivable	(64,615)	(1,118)
Inventories, net	10,611	(8,708)
Prepaid expenses and other receivables	(42,051)	(16,580)
Accounts payable	2,475	13,179
Accrued expenses and other current liabilities	(32,267)	(1,383)
Other	(1,726)	(4,326)
Net cash provided by operating activities	286,539	153,157
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(136,152)	(226,054)
Deferred mine development costs	—	(71,776)
Acquisition of leased mineral rights	—	(9,363)
Proceeds from sale of short-term investments	43,339	1,267
Proceeds from sale of property, plant and equipment	45	—
Net cash used in investing activities	(92,768)	(305,926)
FINANCING ACTIVITIES
Dividends paid	(13,187)	(13,618)
Proceeds from equipment financing	—	48,771
Principal repayments of finance lease obligations	(28,505)	(28,035)
Payments for taxes related to net share settlement of equity awards	(14,771)	(9,384)
Net cash used in financing activities	(56,463)	(2,266)
Net increase (decrease) in cash, cash equivalents and restricted cash	137,308	(155,035)
Cash, cash equivalents and restricted cash at beginning of period	307,849	499,132
Cash, cash equivalents and restricted cash at end of period	$445,157	$344,097

Cash and cash equivalents at beginning of period	$299,963	$491,547
Restricted cash at beginning of period	7,886	7,585
Cash, cash equivalents and restricted cash at beginning of period	$307,849	$499,132

Cash and cash equivalents at end of period	$437,074	$336,283
Restricted cash at end of period	8,083	7,814
Cash, cash equivalents and restricted cash at end of period	$445,157	$344,097

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

(in thousands)

(Unaudited)

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Common Stock
Balance, beginning of period	$550	$548	$548	$545
Issuance of shares	—	—	2	3
Balance, end of period	550	548	550	548
Preferred Stock
Balance, beginning of period	—	—	—	—
Balance, end of period	—	—	—	—
Treasury Stock
Balance, beginning of period	(50,576)	(50,576)	(50,576)	(50,576)
Balance, end of period	(50,576)	(50,576)	(50,576)	(50,576)
Additional Paid in Capital
Balance, beginning of period	298,513	290,676	300,710	289,808
Stock based compensation expense	3,400	5,341	15,977	15,596
Tax withholdings on vested equity awards	—	—	(14,774)	(9,387)
Balance, end of period	301,913	296,017	301,913	296,017
Retained Earnings
Balance, beginning of period	2,041,732	1,839,636	1,890,703	1,851,040
Net income (loss)	49,308	36,598	209,078	34,036
Dividends declared	(4,257)	(4,248)	(12,998)	(13,090)
Balance, end of period	2,086,783	1,871,986	2,086,783	1,871,986
Total Stockholders' Equity	$2,338,670	$2,117,975	$2,338,670	$2,117,975

The accompanying notes are an integral part of these condensed financial statements.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

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

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In our opinion, the financial statements include all adjustments (consisting of normal recurring accruals) necessary in order to make the financial statements not misleading. For further information, refer to the financial statements and related notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). Operating results for the three and nine months ended September 30, 2026 are not necessarily indicative of the final results that may be expected for the year ended December 31, 2026. The balance sheet at December 31, 2025 has been derived from the audited financial statements for the year ended December 31, 2025 included in the 2025 Annual Report.

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

As of September 30, 2026 and December 31, 2025, short-term investments consisted of $10.2 million and $53.3 million, respectively, in cash and fixed income securities with maturities less than twelve months. The short-term investments as of September 30, 2026 and December 31, 2025 consisted of $10.2 million and $9.9 million, respectively, posted as cash collateral for the self-insured black lung related claims asserted by or on behalf of former employees of Walter Energy, Inc. ("Walter Energy") and its subsidiaries, which were assumed by the Company and relate to periods prior to March 31, 2016. The Company also had $43.4 million in fixed income securities with maturities less than twelve months as of December 31, 2025.

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

In order to estimate the allowance for credit losses on trade accounts receivable, the Company utilizes an aging approach in which potential impairment is calculated based on how long a receivable has been outstanding (e.g., current, 1-31 days, 31-60 days, etc.). The Company calculates an expected credit loss rate based on the Company’s historical credit loss rate, the risk characteristics of its customers, and the current steelmaking coal and steel market environments. As of September 30, 2026 and December 31, 2025, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Note 3. Inventories, net

Inventories, net are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Coal	$99,627	$125,907
Raw materials, parts, supplies and other, net	114,955	110,029
Total inventories, net	$214,582	$235,936

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

Note 4. Income Taxes

For the three and nine months ended September 30, 2026 and 2025, the Company estimated its annual effective tax rate and applied this effective tax rate to its year-to-date pretax income at the end of the interim reporting period. The tax effect of unusual or infrequently occurring items, including the effects of changes in tax laws or rates and changes in judgment about the realizability of deferred tax assets, are reported in the interim period in which they occur. For the three and nine months ended September 30, 2026, the Company had an income tax benefit of $0.4 million and income tax expense of $9.7 million, respectively. For the three and nine months ended September 30, 2025, the Company had an income tax benefit of $13.7 million and $15.5 million, respectively. The effective income tax rate for the three and nine months ended September 30, 2026 and 2025 varied from the statutory federal income tax rate of 21%, primarily due to tax benefits related to percentage depletion deduction and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Deduction Eligible Income ("FDDEI") in 2026 and Section 250 Deduction: Foreign-Derived Intangible Income ("FDII") in 2025.

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The changes include, among other things, an update to FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified met coal as a critical mineral eligible for the advanced manufacturing production tax credit under the Section 45X Advanced Manufacturing Production Tax Credit (the "45X Credit") of the Internal Revenue Code. The 45X Credit for met coal provides for a credit of 2.5% of eligible production costs in tax years 2026 through 2029. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The Company recognized a benefit from the 45X Credit of $10.8 million and $28.9 million for the three and nine months ended September 30, 2026, which is reflected as a reduction to cost of sales in the Condensed Statements of Operations and a corresponding income tax receivable in the Condensed Balance Sheets.

Note 5. Debt

The Company's debt consisted of the following (in thousands):

	September 30, 2026	December 31, 2025	Weighted Average Interest Rate	Final Maturity
Senior Secured Notes	$156,517	$156,517	7.875%	December 2028
ABL Borrowings	—	—	Varies(1)	September 2028(2)
Debt discount	(1,750)	(2,265)
Total debt	154,767	154,252
Less: current debt	—	—
Total long-term debt	$154,767	$154,252

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

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

As of September 30, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. As of September 30, 2026, the Company had $140.5 million of availability under the Amended ABL Facility (calculated net of $2.5 million of letters of credit outstanding at such time).

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

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2026	December 31, 2025
Finance lease right-of-use assets, net(1)	$134,499	$141,853
Finance lease liabilities
Current	31,266	29,669
Noncurrent	46,336	54,492
Total finance lease liabilities	$77,602	$84,161

Weighted average remaining lease term - finance leases (in months)	49.9	62.0
Weighted average discount rate - finance leases(2)	6.98%	6.99%

(1)
Finance lease right-of-use assets are recorded net of accumulated amortization of $82.0 million and $64.4 million and are included in property, plant and equipment, net in the Condensed Balance Sheets as of September 30, 2026 and the Balance Sheets as of December 31, 2025, respectively.
(2)
When an implicit discount rate is not readily available in a lease, the Company uses its incremental borrowing rate based on information available at the commencement date when determining the present value of lease payments.

The components of lease expense were as follows (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Operating lease cost(1):	$6,094	$5,259	$19,704	$17,938
Finance lease cost:
Amortization of leased assets	9,276	5,904	27,977	17,361
Interest on lease liabilities	759	2,367	4,405	5,534
Net lease cost	$16,129	$13,530	$52,086	$40,833

(1)
Includes leases that are for periods of 12 months or less.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

Maturities of lease liabilities for the Company's finance leases as of September 30, 2026 were as follows (in thousands):

Finance Leases(1)
2026	13,392
2027	31,294
2028	23,387
2029	9,484
2030	1,672
Thereafter	7,384
Total	86,613
Less: amount representing interest	(9,011)
Present value of lease liabilities	$77,602

(1)
Finance lease payments include $1.3 million of future payments required under signed lease agreements that have not yet commenced.

Supplemental cash flow information related to the Company's leases was as follows (in thousands):

	For the nine months ended September 30,
	2026	2025
Cash paid (received) for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$4,405	$5,534
Financing cash flows from finance leases	$28,505	$(20,736)
Non-cash right-of-use assets obtained in exchange for lease obligations:
Finance leases	$21,957	$78,317

Note 7. Net Income per Share

Basic and diluted net income per share was calculated as follows (in thousands, except per share data):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Numerator:
Net income	$49,308	$36,598	$209,078	$34,036
Denominator:
Weighted-average shares used to compute net income per share—basic	52,835	52,594	52,797	52,549
Dilutive restrictive stock awards	48	56	40	29
Weighted-average shares used to compute net income per share—diluted	52,883	52,650	52,837	52,578
Net income per share—basic	$0.93	$0.70	$3.96	$0.65
Net income per share—diluted	$0.93	$0.70	$3.96	$0.65

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

Note 8. Commitments and Contingencies

Environmental Matters

The Company is subject to a wide variety of laws and regulations concerning the protection of the environment, both with respect to the construction and operation of its plants, mines and other facilities and with respect to remediating environmental conditions that may exist at its own and other properties.

The Company believes it is in compliance with federal, state and local environmental laws and regulations. The Company accrues for environmental expenses resulting from existing conditions that relate to past operations when the costs are probable and can be reasonably estimated. As of September 30, 2026 and December 31, 2025, there were no accruals for environmental matters other than asset retirement obligations for mine reclamation.

Miscellaneous Litigation

From time to time, the Company is party to lawsuits arising in the ordinary course of business. The Company records costs relating to these matters when a loss is probable and the amount can be reasonably estimated. The effect of the outcome of these matters on the Company’s future results of operations cannot be predicted with certainty as any such effect depends on future results of operations and the amount and timing of the resolution of such matters. As of September 30, 2026 and December 31, 2025, there were no items accrued for miscellaneous litigation.

Other Commitments and Contingencies

The Company is party to various transportation and throughput agreements with rail and barge transportation providers and the Alabama State Port Authority. These agreements contain annual minimum tonnage guarantees with respect to coal transported from the mine sites to the Port of Mobile in Alabama, the unloading of rail cars or barges, and the loading of vessels. If the Company does not meet its minimum throughput obligations, which are based on annual minimum amounts, it is required to pay the transportation providers or the Alabama State Port Authority a contractually specified amount per metric ton for the difference between the actual throughput and the minimum throughput requirement. At September 30, 2026 and December 31, 2025, the Company had no liability recorded for minimum throughput requirements.

Royalty Obligations

A substantial amount of the coal that the Company mines is produced from mineral reserves leased from third-party landowners. These leases convey mining rights to the Company in exchange for royalties to be paid to the landowner as either a fixed amount per ton or as a percentage of the sales price. Although coal leases have varying renewal terms and conditions, they generally last for the economic life of the reserves. Coal royalty expenses were $30.0 million and $17.6 million for the three months ended September 30, 2026 and 2025, respectively. Coal royalty expenses were $91.1 million and $58.8 million for the nine months ended September 30, 2026 and 2025, respectively.

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

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

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

As of September 30, 2026 and December 31, 2025, the Company has repurchased 500,000 shares under the New Stock Repurchase Program for approximately $10.6 million, leaving approximately $59.4 million of share repurchases authorized under the New Stock Repurchase Program.

Dividends

The Company has declared the following dividends on common shares as of the filing date of this Form 10-Q:

Dividend per Share	Dividend Type	Declaration Date	Record Date	Payable Date
$0.08	Quarterly	February 11, 2025	February 24, 2025	March 3, 2025
$0.08	Quarterly	April 23, 2025	May 5, 2025	May 12, 2025
$0.08	Quarterly	July 29, 2025	August 8, 2025	August 15, 2025
$0.08	Quarterly	October 28, 2025	November 7, 2025	November 14, 2025
$0.08	Quarterly	February 10, 2026	February 23, 2026	March 2, 2026
$0.08	Quarterly	April 20, 2026	May 1, 2026	May 7, 2026
$0.08	Quarterly	July 28, 2026	August 10, 2026	August 17, 2026
$0.08	Quarterly	October 27, 2026	November 6, 2026	November 13, 2026
$2.00	Special	October 27, 2026	November 9, 2026	November 20, 2026

Preferred Shares

The Company is authorized to issue up to 10,000,000 shares of preferred stock, $0.01 par value per share.

Note 10. Derivative Instruments

The Company enters into natural gas swap contracts from time to time to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to the Company’s forecasted sales. As of September 30, 2026 and December 31, 2025, the Company had no natural gas contracts outstanding.

The Company’s natural gas swap contracts economically hedge certain risks but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. The Company had no gains or losses in the three and nine months ended September 30, 2026. The Company had realized losses of $0.2 million and $1.1 million and unrealized gains of $0.7 million and $0.3 million, respectively, for the three and nine months ended September 30, 2025.

Note 11. Fair Value of Financial Instruments

During the nine months ended September 30, 2026, there were no transfers between Level 1, Level 2 and Level 3. The Company uses quoted dealer prices for similar contracts in active over-the-counter markets for determining fair value of Level 2 liabilities. There were no changes to the valuation techniques used to measure liability fair values on a recurring basis during the nine months ended September 30, 2026.

The following methods and assumptions were used to estimate the fair value of financial instruments for which the fair value option was not elected:

Cash, cash equivalents and restricted cash, short-term investments, receivables and trade accounts payable — The carrying amounts reported in the Condensed Balance Sheets approximate fair value due to the short-term nature of these assets and liabilities.

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

Debt — The Company's outstanding debt is carried at cost. As of September 30, 2026 and December 31, 2025, there were no borrowings outstanding under the Amended ABL Facility, with $140.5 million available, net of outstanding letters of credit of $2.5 million. The estimated fair value of the Notes as of September 30, 2026 was approximately $156.3 million based upon observable market data (Level 2).

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

The Company does not allocate all of its assets, or its depreciation and depletion expense, selling, general and administrative expenses, transaction costs, interest income (expense), and income tax expense (benefit) by segment.

The following tables include reconciliations of segment information to consolidated amounts (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Revenues
Mining	$501,029	$319,969	$1,453,092	$903,393
All other	6,899	8,620	23,114	22,662
Total revenues	$507,928	$328,589	$1,476,206	$926,055

Segment profit
Revenue	$501,029	$319,969	$1,453,092	$903,393
Cash cost of sales(1)	366,397	237,216	993,199	705,748
Other segment items(2)	2,117	2,309	5,779	5,924
Segment profit	$132,515	$80,444	$454,114	$191,721

Transportation and royalties
Mining	$137,617	$79,347	$394,527	$237,031
All other	—	—	—	—
Total transportation and royalties	$137,617	$79,347	$394,527	$237,031

Assets
Mining	$2,777,738	$2,540,831	$2,777,738	$2,540,831
All other	183,948	141,965	183,948	141,965
Total assets	$2,961,686	$2,682,796	$2,961,686	$2,682,796

Depreciation and depletion
Mining	$66,229	$41,492	$172,871	$125,497
All other	1,877	2,102	5,801	6,629
Total depreciation and depletion	$68,106	$43,594	$178,672	$132,126

Capital Expenditures
Mining	$23,953	$81,353	$128,545	$222,599
All other	3,147	1,225	7,607	3,455
Total capital expenditures	$27,100	$82,578	$136,152	$226,054

WARRIOR MET COAL, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2026 (UNAUDITED)

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

For the three and nine months ended September 30, 2026 and 2025, the Company's Mining segment had revenues comprising greater than 10% from the following customers:

	For the three months ended September 30,		For the nine months ended September 30,
Customers(1)	2026	2025	2026	2025
Customer A	$80,011	$—	$215,811	$—
Customer B	75,225	38,837	184,876	—
Customer C	—	51,234	—	105,117

(1)
Amounts shown as "—" indicate that the customer did not trip the 10% quantitative threshold for that period.

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

	For the three months ended September 30,		For the nine months ended September 30,
	2026	2025	2026	2025
Segment Adjusted EBITDA	$132,515	$80,444	$454,114	$191,721
Other revenues	6,899	8,620	23,114	22,662
Cost of other revenues	(6,801)	(7,546)	(22,164)	(23,629)
Depreciation and depletion	(68,106)	(43,594)	(178,672)	(132,126)
Selling, general and administrative	(13,713)	(17,200)	(51,709)	(47,566)
Interest (expense) income, net	(1,919)	2,128	(5,884)	7,508
Income tax (expense) benefit	433	13,746	(9,721)	15,466
Net income (loss)	$49,308	$36,598	$209,078	$34,036

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis provides a narrative of our results of operations and financial condition for the three and nine months ended September 30, 2026 and September 30, 2025. You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing in this Form 10-Q and the audited financial statements for the year ended December 31, 2025 included in our Annual Report on Form 10-K for the year ended December 31, 2025 (the "2025 Annual Report"). Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-Q, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, our actual results could differ materially from the results described in, or implied by, the forward-looking statements contained in the following discussion and analysis. Please see “Forward-Looking Statements.”

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

As of December 31, 2025, based on a reserve report prepared by Marshall Miller & Associates, Inc. ("Marshall Miller"), our three operating underground mines had approximately 179.3 million metric tons of recoverable reserves and our Blue Creek mine contained 54.0 million metric tons of recoverable resources. As a result of our high-quality coal, our Mine No. 7 steelmaking coal realized price has historically been in line with, or at a slight discount to, the Platts Premium Low Volatility ("LV") Free-On-Board Australian Index (the "S&P Platts Index"). Our Mine No. 4 and Blue Creek steelmaking coals are High Volatility A ("HVA") quality coal that typically trades at a discount to the price of coal from Mine No. 7. We primarily target the East Coast High Vol A index for sales of our Mine No. 4 and Blue Creek coals that are destined for the Atlantic Basin, whereas we target a variety of indices, including Platts Premium Low Vol and Platts Low Vol HCC for sales destined to the Pacific Basins. Our Blue Creek coal is also primarily sold into Asia and is sold on a cost and freight ("CFR") basis. Our steelmaking coal, mined from the Southern Appalachian portion of the Blue Creek coal seam, is characterized by low-to-high volatile matter, low sulfur, high fluidity, and high strength. These qualities make our coal ideally suited as a coking coal for the manufacture of steel.

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

In the first quarter of 2026, we completed the Blue Creek construction project. We invested approximately $71.3 million in the current year, bringing total project spending to $1,028.1 million. Final project costs were fully in line with our capital guidance, and no material additional project capital expenditures are expected. With construction complete, Blue Creek is positioned to continue driving higher production, lower costs, and improved cash flow generation as the operation advances through its ramp-up and optimization phase.

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

Warrior BC bid approximately $32 million for the Mine No. 1 Lease and has submitted a payment for approximately $6.4 million, which is the first of five equal payments. Warrior Mining bid approximately $15 million for the Mine No. 4 Lease and has submitted a payment for approximately $3.0 million, which is the first of five equal payments. Successive installments are due each year on the anniversary of the Leases for the next four years. These future installments were recorded at a discount using our credit-adjusted risk-free rate and are presented in the Condensed Balance Sheets as short and long-term federal coal lease obligations. As of September 30, 2026, the short-term and long-term obligations were $9.2 million and $24.8 million, respectively. As of December 31, 2025, the short-term and long-term obligations were $8.8 million and $23.7 million, respectively.

On January 13, 2026, the U.S. Department of the Interior issued mining plan approval documents for each Lease, thereby authorizing coal development and mining operations on parts of each Lease within the area of mining plan approval.

Recent Developments

During the third quarter of 2026, global steelmaking coal market conditions remained supported by ongoing supply disruptions in China, although market sentiment softened toward quarter-end as expectations increased for a gradual recovery in Chinese domestic production. Premium low-volatility ("Premium LV") metallurgical ("met") coal prices strengthened during the quarter as Chinese buyers increased seaborne purchases ahead of the peak steel consumption season and continued safety-related mine inspections constrained domestic coking coal supply. Premium LV FOB prices averaged approximately $278.57 per metric ton during the third quarter of 2026, compared to $238.27 per metric ton during the second quarter of 2026 and $179.28 per metric ton during the third quarter of 2025. September prices reached a quarterly high as Chinese supply constraints and pre-holiday restocking activity supported seaborne demand; however, prices moderated late in the quarter amid weakening steel margins and anticipation of additional mine restarts and higher Mongolian exports.

Steelmaking coal demand in China remained the primary driver of seaborne market conditions during the third quarter of 2026. Chinese coking coal mine utilization rates remained near 70%, a six-year seasonal low, despite government measures aimed at increasing production, with approximately 50 mines still suspended as of late September and mine inventories recovering only modestly from historically low levels. These supply constraints supported elevated import demand even as Chinese steel profitability weakened and hot metal production declined modestly during the quarter. Market participants increasingly expect domestic supply conditions to improve during the fourth quarter of 2026 as mine restart approvals progress and Mongolian coal exports recover from earlier logistical and fuel supply disruptions. In India, steel demand remained resilient and domestic steel prices strengthened following the monsoon season, although buyers continued to resist elevated seaborne coking coal prices. Demand in Europe and other Atlantic Basin markets remained relatively stable, supported by blast furnace steel production and ongoing raw material requirements despite broader economic and steel market uncertainties.

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

On July 4, 2025, the One, Big, Beautiful Bill Act ("OBBBA") was enacted into law and includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act. The legislation has multiple effective dates, with certain provisions effective in 2025 and others implemented through 2027. The changes include, among other things, an update to IRC Section 250 Deduction: FDII to Foreign-Derived Deduction Eligible Income ("FDDEI"), which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The OBBBA also classified met coal as a critical mineral eligible for the advanced manufacturing production tax credit under Section 45X (the "45X Credit") of the Internal Revenue Code. The 45X Credit for met coal provides for a credit of 2.5% of eligible production costs through 2029. Section 50202 of the OBBBA also temporarily decreases the royalty rate for coal leases on federal lands to not more than 7% through 2034. We recognized a benefit from the 45X Credit of $10.8 million and $28.9 million for the three and nine months ended September 30, 2026, which is reflected as a reduction to cost of sales in the Condensed Statements of Operations and a corresponding income tax receivable in the Condensed Balance Sheets.

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Segment Adjusted EBITDA	$132,515	$80,444	$454,114	$191,721
Metric tons sold	3,166	2,137	9,204	6,120
Metric tons produced	2,770	2,040	8,979	6,179
Average net selling price per metric ton	$158.25	$149.73	$157.88	$147.61
Cash cost of sales per metric ton	$115.73	$111.00	$107.91	$115.32
Cost of production %	63%	67%	61%	67%
Transportation and royalties %	37%	33%	39%	33%
Adjusted EBITDA	$124,027	$70,641	$424,285	$163,697

Segment Adjusted EBITDA

We define Segment Adjusted EBITDA as net income adjusted for other revenues, cost of other revenues, depreciation and depletion, selling, general and administrative expenses, interest expense (income), income tax benefit (expense) and certain transactions or adjustments that the Chief Executive Officer, our Chief Operating Decision Maker, does not consider for the purposes of making decisions to allocate resources among segments or assessing segment performance. Segment Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Cost of sales (exclusive of depreciation and depletion)	$368,514	$239,525	$998,978	$711,672
Asset retirement obligation accretion	(807)	(965)	(2,419)	(2,896)
Stock compensation expense	(1,310)	(1,344)	(3,360)	(3,028)
Cash cost of sales	$366,397	$237,216	$993,199	$705,748

Adjusted EBITDA

We define Adjusted EBITDA as net income before net interest expense (income), income tax expense (benefit), depreciation and depletion, non-cash asset retirement obligation accretion, non-cash stock compensation expense, other non-cash accretion and non-cash mark-to-market gain on gas hedges. Adjusted EBITDA is used as a supplemental financial measure by management and by external users of our consolidated financial statements, such as investors, industry analysts, lenders and ratings agencies, to assess:

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

	For the three months ended September 30,		For the nine months ended September 30,
(in thousands)	2026	2025	2026	2025
Net income	$49,308	$36,598	$209,078	$34,036
Interest expense (income), net	1,919	(2,128)	5,884	(7,508)
Income tax (benefit) expense	(433)	(13,746)	9,721	(15,466)
Depreciation and depletion	68,106	43,594	178,672	132,126
Asset retirement obligation accretion (1)	1,112	1,331	3,337	3,993
Stock compensation expense (2)	3,400	5,211	15,977	15,309
Other non-cash accretion (3)	615	491	1,616	1,502
Mark-to-market gain on gas hedges (4)	-	(710)	-	(295)
Adjusted EBITDA	$124,027	$70,641	$424,285	$163,697

(1)
Represents non-cash accretion expense associated with our asset retirement obligations.
(2)
Represents non-cash stock compensation expense associated with equity awards.
(3)
Represents non-cash accretion expense associated with our black lung obligations.
(4)
Represents mark-to-market gain recognized on gas hedges.

Results of Operations

Three Months Ended September 30, 2026 and 2025

The following table summarizes certain unaudited financial information for these periods.

	For the three months ended September 30,
($ in thousands)	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$501,029	98.6%	$319,969	97.4%
Other revenues	6,899	1.4%	8,620	2.6%
Total revenues	507,928	100.0%	328,589	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	368,514	72.6%	239,525	72.9%
Cost of other revenues (exclusive of items shown separately below)	6,801	1.3%	7,546	2.3%
Depreciation and depletion	68,106	13.4%	43,594	13.3%
Selling, general and administrative	13,713	2.7%	17,200	5.2%
Total costs and expenses	457,134	90.0%	307,865	93.7%
Operating income	50,794	10.0%	20,724	6.3%
Interest expense	(4,459)	(0.9)%	(2,307)	(0.7)%
Interest income	2,540	0.5%	4,435	1.3%
Income before income tax benefit	48,875	9.6%	22,852	7.0%
Income tax benefit	(433)	(0.1)%	(13,746)	(4.2)%
Net income	$49,308	9.7%	$36,598	11.1%

Sales and cost of sales components on a per unit basis were as follows:

	For the three months ended September 30,
	2026	2025
Met Coal (metric tons in thousands)
Metric tons sold	3,166	2,137
Metric tons produced	2,770	2,040
Average net selling price per metric ton	$158.25	$149.73
Cash cost of sales per metric ton	$115.73	$111.00
Cost of production %	63%	67%
Transportation and royalties %	37%	33%

We produced 2.8 million metric tons of steelmaking coal for the three months ended September 30, 2026 compared to 2.0 million metric tons for the three months ended September 30, 2025, representing a 35.8% increase. The increased production was primarily driven by an increase in tons produced at the Blue Creek mine.

Sales for the three months ended September 30, 2026 were $501.0 million compared to $320.0 million for the three months ended September 30, 2025. The $181.1 million increase in sales was primarily driven by a $154.1 million increase due to a 48.2% increase in steelmaking coal sales volume primarily due to Blue Creek combined with a $27.0 million increase related to an $8.52 per metric ton increase in the average net selling price per metric ton of our steelmaking coal. The average net selling price of our steelmaking coal increased $8.52 from $149.73 per metric ton in the third quarter of 2025 to $158.25 per metric ton in the third quarter of 2026.

For the three months ended September 30, 2026, our geographic customer sales volume mix was 55% in Asia, 35% in Europe and 10% in South America. For the three months ended September 30, 2025, our geographic customer sales volume mix was 43% in Europe, 38% in Asia, 18% in South America and 1% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the three months ended September 30, 2026 were $6.9 million compared to $8.6 million for the three months ended September 30, 2025. Other revenues are comprised of revenue derived from our natural gas operations, gains and losses on our natural gas hedges and earned royalty revenue. The $1.7 million decrease in other revenues was primarily due to the prior year comparable period including a gain on mark-to-market gas hedges of $0.7 million.

Cost of sales was $368.5 million, or 72.6% of total revenues, for the three months ended September 30, 2026, compared to $239.5 million, or 72.9% of total revenues, for the three months ended September 30, 2025. The $129.0 million increase was primarily driven by a $114.2 million increase due to a 1,029 thousand metric ton increase in steelmaking coal sales volume primarily driven by coal sales from the Blue Creek mine and a $15.0 million increase due to a $4.73 per metric ton increase in cash cost of sales per metric ton reflecting lower production volumes at Mine No. 7, which resulted in production costs being absorbed over fewer tons, the effect of higher steelmaking coal prices on Warrior's variable cost structure (including transportation and royalties), and inflationary cost increases. These factors were partially offset by the lower-cost contribution from the Blue Creek mine and a benefit from the Section 45X credit. For the three months ended September 30, 2026, cost of production represented 63% of cost of sales and transportation and royalties accounted for approximately 37% compared to cost of production of 67% and transportation and royalties of 33% for the three months ended September 30, 2025.

Cost of other revenues was $6.8 million, or 1.3% of total revenues, for the three months ended September 30, 2026, compared to $7.6 million, or 2.3% of total revenues for the three months ended September 30, 2025. The decrease was primarily driven by a 9% decrease in gas sales volumes.

Depreciation and depletion expenses were $68.1 million, or 13.4% of total revenues, for the three months ended September 30, 2026, compared to $43.6 million, or 13.3% of total revenues for the three months ended September 30, 2025. The $24.5 million increase in depreciation and depletion is primarily driven by a 48.2% increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold combined with an increase in additional assets placed into service at Blue Creek.

Selling, general and administrative expenses were $13.7 million, or 2.7% of total revenues, for the three months ended September 30, 2026, compared to $17.2 million, or 5.2% of total revenues, for the three months ended September 30, 2025. The $3.5 million decrease in selling, general and administrative expenses for the period was primarily due to a decrease in employee-related expenses.

Interest expense was $4.5 million, or 0.9% of total revenues, for the three months ended September 30, 2026, compared to interest expense of $2.3 million, or 0.7% of total revenues, for the three months ended September 30, 2025. The $2.2 million increase was due to capitalized interest no longer occurring with the finalization of the Blue Creek project and imputed interest on the federal coal lease obligations.

Interest income was $2.5 million, or 0.5% of total revenues for the three months ended September 30, 2026, compared to $4.4 million, or 1.3% of total revenues for the three months ended September 30, 2025. The $1.9 million decrease was primarily driven by a decrease in invested cash balances.

For the three months ended September 30, 2026, we recognized an income tax benefit of $0.4 million compared to an income tax benefit of $13.7 million for the three months ended September 30, 2025. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pretax income at the end of the interim reporting period. The $0.4 million income tax benefit for the three months ended September 30, 2026, was driven by pre-tax income and depletion and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Deduction Eligible Income ("FDDEI") deductions. The prior year comparable period income tax benefit was driven by pre-tax income, depletion and FDII deductions.

The OBBBA was enacted on July 4, 2025, and updated the FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes took effect for taxable years beginning after December 31, 2025.

Nine Months Ended September 30, 2026 and 2025

The following table summarizes certain unaudited financial information for these periods.

	For the nine months ended September 30,
($ in thousands)	2026	% of Total Revenues	2025	% of Total Revenues
Revenues:
Sales	$1,453,092	98.4%	$903,393	97.6%
Other revenues	23,114	1.6%	22,662	2.4%
Total revenues	1,476,206	100.0%	926,055	100.0%
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	998,978	67.7%	711,672	76.8%
Cost of other revenues (exclusive of items shown separately below)	22,164	1.5%	23,629	2.6%
Depreciation and depletion	178,672	12.1%	132,126	14.3%
Selling, general and administrative	51,709	3.5%	47,566	5.1%
Total costs and expenses	1,251,523	84.8%	914,993	98.8%
Operating income	224,683	15.2%	11,062	1.2%
Interest expense	(13,156)	(0.9)%	(7,304)	(0.8)%
Interest income	7,272	0.5%	14,812	1.6%
Net income before income tax expense (benefit)	218,799	14.8%	18,570	2.0%
Income tax expense (benefit)	9,721	0.7%	(15,466)	(1.7)%
Net income	$209,078	14.2%	$34,036	3.7%

Sales and cost of sales components on a per unit basis were as follows:

	For the nine months ended September 30,
	2026	2025
Met Coal (metric tons in thousands)
Metric tons sold	9,204	6,120
Metric tons produced	8,979	6,179
Average net selling price per metric ton	$157.88	$147.61
Cash cost of sales per metric ton	$107.91	$115.32
Cost of production %	61%	67%
Transportation and royalties %	39%	33%

We produced 9.0 million metric tons of steelmaking coal for the nine months ended September 30, 2026 compared to 6.2 million metric tons for the nine months ended September 30, 2025, representing a 45.3% increase. The increased production was primarily driven by an increase in tons produced at the Blue Creek mine.

Sales for the nine months ended September 30, 2026 were $1,453.1 million compared to $903.4 million for the nine months ended September 30, 2025. The $549.7 million or 60.8% increase in sales was primarily driven by a $455.2 million increase in sales due to a 50.4% or 3,084 thousand metric ton increase in steelmaking coal sales volume and a $94.5 million increase in sales related to a 7.0% or $10.27 per metric ton increase in the average net selling price per metric ton of steelmaking coal.

For the nine months ended September 30, 2026, our geographic customer sales volume mix was 55% in Asia, 32% in Europe, 12% in South America and 1% in the United States. For the nine months ended September 30, 2025, our geographic customer sales volume mix was 44% in Asia, 39% in Europe, 16% in South America and 1% in the United States. Our geographic customer mix typically varies each period based on the timing of customer orders and shipments.

Other revenues for the nine months ended September 30, 2026 were $23.1 million compared to $22.7 million for the nine months ended September 30, 2025. Other revenues are comprised of revenue derived from our natural gas operations, gains on sales and disposals of property, plant and equipment and land, changes in the fair value of our natural gas swap contracts, as well as earned royalty revenue. The $0.5 million increase in other revenues was due to an increase in the Southern Louisiana natural gas price average of 17% offset partially by a decrease in sales volume of 5% for the nine months ended September 30, 2026.

Cost of sales (exclusive of items shown separately below) was $999.0 million, or 67.7% of total revenues, for the nine months ended September 30, 2026, compared to $711.7 million, or 76.8% of total revenues for the nine months ended September 30, 2025. The $287.3 million increase was primarily driven by a $355.6 million increase due to a 50.4% or 3,084 thousand metric ton increase in steelmaking coal sales volume offset partially by a $68.2 million decrease due to a $7.41 per metric ton decrease in cash cost of sales per metric ton. The decrease in cash cost of sales per metric ton was due to the sales mix of Blue Creek coal and its inherent lower cost structure, a benefit from the Section 45X Credit of $28.9 million and an increase in tons produced. For the nine months ended September 30, 2026, cost of production represented 61% of cost of sales and transportation and royalties accounted for approximately 39% compared to cost of production of 67% and transportation and royalties of 33% for the nine months ended September 30, 2025.

Cost of other revenues was $22.2 million, or 1.5% of total revenues, for the nine months ended September 30, 2026, compared to $23.6 million, or 2.6% of total revenues for the nine months ended September 30, 2025. The decrease was primarily driven by a 5% decrease in gas sales volumes.

Depreciation and depletion expenses were $178.7 million, or 12.1% of total revenues, for the nine months ended September 30, 2026, compared to $132.1 million, or 14.3% of total revenues, for the nine months ended September 30, 2025. The $46.5 million increase in depreciation and depletion expenses was primarily driven by a 50.4% or 3,084 thousand metric ton increase in steelmaking coal sales volume as depreciation and depletion is first capitalized into coal inventory and relieved when the tons are sold combined with additional assets placed into service at Blue Creek.

Selling, general and administrative expenses were $51.7 million, or 3.5% of total revenues, for the nine months ended September 30, 2026, compared to $47.6 million, or 5.1% of total revenues, for the nine months ended September 30, 2025. The $4.1 million increase in selling, general and administrative expenses for the period was primarily due to an increase in employee related expenses offset partially by a gain of $2.4 million related to recoveries received in connection with the Walter Energy bankruptcy proceedings.

Interest expense was $13.2 million, or 0.9% of total revenues, for the nine months ended September 30, 2026, compared to $7.3 million, or 0.8% of total revenues, for the nine months ended September 30, 2025. The $5.9 million increase was due to capitalized interest no longer occurring with the finalization of the Blue Creek project and imputed interest on the federal coal lease obligations.

Interest income was $7.3 million, or 0.5% of total revenues for the nine months ended September 30, 2026, compared to $14.8 million, or 1.6% of total revenues, for the nine months ended September 30, 2025. The $7.5 million decrease was primarily driven by a decrease in invested cash balances.

We recognized income tax expense of $9.7 million and an income tax benefit of $15.5 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. We estimated our annual effective tax rate and applied this effective tax rate to our year-to-date pre-tax income at the end of the interim reporting period. The effective income tax rate for the nine months ended September 30, 2026 varied from the statutory federal income tax rate of 21%, primarily due to pre-tax income and Internal Revenue Code ("IRC") Section 250 Deduction: Foreign-Derived Deduction Eligible Income ("FDDEI") deductions.

The OBBBA was enacted on July 4, 2025, and updated the FDII to FDDEI, which provides for, among other things, a permanent deduction of 33.34% of FDDEI, which reduces the statutory tax rate to 14% of such income. The changes took effect for taxable years beginning after December 31, 2025.

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

Our total liquidity as of September 30, 2026 was $577.6 million, consisting of cash and cash equivalents of $437.1 million and $140.5 million available under our Amended ABL Facility. As of September 30, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility.

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

We assumed all of the black lung liabilities of Walter Energy and its U.S. subsidiaries. We are self-insured for these black lung liabilities and have posted $18.6 million in surety bonds and $10.2 million of collateral recognized as short-term investments in addition to maintaining a black lung trust of $0.6 million that was acquired from Walter Energy. We received a letter from the Division of Coal Mine Workers' Compensation ("DCMWC") on February 21, 2020, under its new process for self-insurance renewals, which would require us to increase the amount of collateral posted to $39.8 million, but we appealed such increase. We received another letter from the DCMWC on December 8, 2021 requesting additional information to support our appeal of the collateral requested by the DOL. On February 9, 2022, the DCMWC held a conference call with representatives from the Company related to our appeal. On July 12, 2022, we received a decision on our appeal from the DCMWC lowering the amount of collateral required to be posted from $39.8 million to $28.0 million. We appealed this decision.

On January 19, 2023, the DOL proposed revisions to regulations under the Black Lung Benefits Act governing authorization of self-insurers, which was then subsequently revised as part of the final rules published on December 12, 2024, which became effective on January 13, 2025 (the "2025 Final Regulations"). The 2025 Final Regulations required, among other requirements, all self-insured operators to post security of at least 100 percent of their projected black lung liabilities. On January 14, 2025, we received a letter from the DCMWC outlining the new procedures and application process for authorizing operators to self-insure under the new regulations. The letter outlined authorization form requirements and provided a 60-day period for the submission of the required documents. Subsequently, on February 20, 2025, we received another letter from the DCMWC stating that the 60-day deadline to provide information was no longer applicable and no information was required to be submitted at this time. DCMWC further stated that additional guidance would be provided in due course after consultation with the new DOL leadership.

On July 30, 2026, the DOL published a notice of proposed rulemaking that would amend the 2025 Final Regulations. Among other changes, the proposal would replace the current requirement that self-insured operators post security equal to 100% of projected black lung liabilities with a risk-based framework and would permit qualifying operators to phase in required security over a three-year period. The proposed rule may be modified before adoption. The Company is evaluating the proposal and cannot currently predict the ultimate outcome of the rulemaking or reasonably estimate its effect, if any, on the Company's financial position, results of operations or liquidity.

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2026, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our mining operations totaling $47.5 million, $18.6 million as collateral for self-insured black lung related claims, $16.0 million for federal coal leases and $6.4 million for miscellaneous purposes.

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

Statements of Cash Flows

Cash and cash equivalent balances were $437.1 million and $300.0 million at September 30, 2026 and December 31, 2025, respectively.

The following table sets forth a summary of the net cash provided by (used in) operating, investing and financing activities for the period (in thousands):

	For the nine months ended September 30,
	2026	2025
Net cash provided by operating activities	$286,539	$153,157
Net cash used in investing activities	(92,768)	(305,926)
Net cash used in financing activities	(56,463)	(2,266)
Net increase (decrease) in cash, cash equivalents and restricted cash	$137,308	$(155,035)

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

Net cash provided by operating activities was $286.5 million for the nine months ended September 30, 2026, and was primarily attributed to a net income of $209.1 million adjusted for depreciation and depletion expense of $178.7 million, stock based compensation expense of $16.0 million, deferred income tax expense of $5.9 million, accretion of asset retirement obligations of $3.3 million and amortization of debt issuance costs and debt discount of $1.1 million offset by an increase in our net working capital of $125.8 million. The increase in net working capital reflects higher accounts receivable due to higher sales volumes and the timing of sales, higher prepaid expenses and other receivables due to an income tax receivable related to the 45X credit and deposits on future finance lease obligations and lower accrued expenses due to timing of payments.

Net cash provided by operating activities was $153.2 million for the nine months ended September 30, 2025, and was primarily attributed to a net income of $34.0 million adjusted for depreciation and depletion expense of $132.1 million, stock based compensation expense of $15.3 million, deferred income tax benefit of $14.3 million, accretion of asset retirement obligations of $4.0 million, amortization of debt issuance costs and debt discount of $1.2 million and mark-to-market gain on gas hedges of $0.3 million offset by an increase in our net working capital of $14.6 million. The increase in our working capital was primarily driven by increases in prepaid longwall costs and higher inventory balances, offset partially by higher accounts payable due to timing of payments.

Investing Activities

Net cash used in investing activities was $92.8 million and $305.9 million for the nine months ended September 30, 2026 and 2025, respectively, primarily due to purchases of property, plant and equipment and mine development offset partially by proceeds from the sale of investments.

Financing Activities

Net cash used in financing activities was $56.5 million for the nine months ended September 30, 2026, primarily due to principal repayments of finance lease obligations of $28.5 million, payments for taxes related to net share settlement of equity awards of $14.8 million and payment of regular quarterly dividends of $13.2 million.

Net cash used in financing activities was $2.3 million for the nine months ended September 30, 2025, primarily due to the receipt of proceeds on equipment financing for leases yet to commence of $48.8 million offset by principal repayments of finance lease obligations of $28.0 million, payment of regular quarterly dividends of $13.6 million, and payments for taxes related to net share settlement of equity awards of $9.4 million.

Capital Allocation Policy

On May 17, 2017, the Board adopted the Capital Allocation Policy of paying a quarterly cash dividend of $0.05 per share. In February 2022, we announced that the Board approved an increase in the regular quarterly cash dividend by 20%, from $0.05 per share to $0.06 per share. In February 2023, we announced that the Board approved an increase in the regular quarterly cash dividend by 17%, from $0.06 per share to $0.07 per share. On February 9, 2024, we announced the Board approved an increase in the regular quarterly cash dividend by 14% from $0.07 per share to $0.08 per share. We intend on returning cash to stockholders in stronger price markets where we are generating significant amounts of cash flow, and less cash to stockholders during weaker markets. We also intend on using stock repurchases when there is no short- or long-term use for additional cash that will deliver meaningful value to stockholders. We have paid a regular quarterly cash dividend every quarter since the Board adopted the Capital Allocation Policy.

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

During the nine months ended September 30, 2026, we paid $13.2 million of regular quarterly dividends under the Capital Allocation Policy.

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

On July 28, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which was paid on August 17, 2026, to stockholders of record as of the close of business on August 10, 2026.

On October 27, 2026, the Board declared a regular quarterly cash dividend of $0.08 per share, which the Company plans to distribute on November 13, 2026, to stockholders of record as of the close of business on November 6, 2026.

Special Dividend

On October 27, 2026, the Board declared a special cash dividend of $2.00 per share, which the Company plans to distribute on November 20, 2026, to stockholders of record as of the close of business on November 9, 2026.

Amended ABL Facility

On August 28, 2025, Warrior Met Coal, Inc. (the “Company”) entered into that certain First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement (the “Amendment”), by and among the Company and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A. as administrative agent, which amended the Company's Second Amended and Restated Asset-Based Revolving Credit Agreement (the “credit facility”, and the credit facility as amended by the Amendment, the “Amended ABL Facility”). The Amendment, among other things, (i) increased the aggregate commitments available to be borrowed under the Amended ABL Facility by $27.0 million to $143.0 million; (ii) extended the maturity date of the credit facility to the earlier of (x) August 28, 2030 and (y) 91 days prior to the maturity date of the Company's 7.875% Senior Notes due 2028 (if such notes are still outstanding as of such date); and (iii) amended certain borrowing base calculations and other terms and provisions of the credit facility. As of September 30, 2026, no loans were outstanding under the Amended ABL Facility and there were $2.5 million of letters of credit issued and outstanding under the Amended ABL Facility. At September 30, 2026, we had $140.5 million of availability under the Amended ABL Facility.

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

The Amended ABL Facility contains customary covenants for asset-based credit agreements of this type, including among other things: (i) requirements to deliver financial statements, other reports and notices; (ii) restrictions on the existence or incurrence of certain indebtedness; (iii) restrictions on the existence or incurrence of certain liens; (iv) restrictions on making certain restricted payments; (v) restrictions on making certain investments; (vi) restrictions on certain mergers, consolidations and asset dispositions; (vii) restrictions on certain transactions with affiliates; and (viii) restrictions on modifications to certain indebtedness. Additionally, the Amended ABL Facility contains a springing fixed charge coverage ratio of not less than 1.00 to 1.00, which ratio is tested if availability under the Amended ABL Facility is less than a certain amount. As of September 30, 2026, we were not subject to this covenant. Subject to customary grace periods and notice requirements, the Amended ABL Facility also contains customary events of default.

We were in compliance with all applicable covenants under the Amended ABL Facility as of September 30, 2026.

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

Capital Expenditures

Our mining operations require investments to maintain, expand, upgrade or enhance our operations and to comply with environmental regulations. Maintaining and expanding mines and related infrastructure is capital intensive. Specifically, the exploration, permitting and development of met coal reserves, mining costs, the maintenance of machinery and equipment and compliance with applicable laws and regulations require ongoing capital expenditures. The cost of our capital expenditures is also impacted by inflation and tariffs and any prolonged inflation and/or tariffs could result in higher costs and decreased margins and earnings. While a significant amount of the capital expenditures required at our mines has been spent, we must continue to invest capital to maintain our production. In addition, any decisions to increase production at our mines could also affect our capital needs or cause future capital expenditures to be higher than in the past and/or higher than our estimates.

To fund our capital expenditures, we may be required to use cash from our operations, incur debt or sell equity securities. Our ability to obtain bank financing or our ability to access the capital markets for future equity or debt offerings may be limited by our financial condition at the time of any such financing or offering and the covenants in our current or future debt agreements, as well as by general economic conditions and uncertainties that are beyond our control.

Our capital expenditures were $136.2 million and $226.1 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. Capital expenditures for these periods are primarily related to investments required to finalize the development of Blue Creek as well as expenditures necessary to maintain our property, plant and equipment. Capital expenditures for the development of Blue Creek for the nine months ended September 30, 2026 were $71.3 million and $1,028.1 million has been spent on this project to date. Our deferred mine development costs were $71.8 million for the nine months ended September 30, 2025, and relate to the development of Blue Creek.

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

Critical Accounting Policies

The financial statements are prepared in conformity with U.S. GAAP, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses in the period presented. Management evaluates these estimates and assumptions on an ongoing basis, using historical experience, consultation with experts and other methods considered reasonable in the particular circumstances. Nevertheless, actual results may differ significantly from management’s estimates.

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

As of September 30, 2026, there have been no material changes to our critical accounting estimates as described in the "Critical Accounting Policies" in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations in the 2025 Annual Report.

Off-Balance Sheet Arrangements

In the ordinary course of our business, we are required to provide surety bonds and letters of credit to provide financial assurance for certain transactions and business activities. Federal and state laws require us to obtain surety bonds or other acceptable security to secure payment of certain long-term obligations including mine closure or reclamation costs and other miscellaneous obligations. As of September 30, 2026, we had outstanding surety bonds and letters of credit with parties for post-mining reclamation at all of our U.S. mining operations totaling $47.5 million, for collateral for self-insured black lung related claims totaling $18.6 million, for federal coal leases totaling $16.0 million and for miscellaneous purposes totaling $6.4 million.

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

We occasionally enter into natural gas swap contracts to hedge the exposure to variability in expected future cash flows associated with the fluctuations in the price of natural gas related to our forecasted sales. Our natural gas swap contracts economically hedge certain risk but are not designated as hedges for financial reporting purposes. All changes in the fair value of these derivative instruments are recorded as other revenues in the Condensed Statements of Operations. Historically, all of our derivative instruments were entered into for hedging purposes rather than speculative trading. As of September 30, 2026, the Company had no gas contracts outstanding.

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

Credit Risk

Financial instruments that potentially subject us to a concentration of credit risk consist principally of trade receivables. We provide our products to customers based on an evaluation of the financial condition of our customers. In some instances, we require letters of credit, cash collateral or prepayments from our customers on or before shipment to mitigate the risk of loss. Exposure to losses on receivables is principally dependent on each customer’s financial condition. We monitor the exposure to credit losses and maintain allowances for anticipated losses. As of September 30, 2026 and December 31, 2025, the estimated allowance for credit losses was immaterial and did not have a material impact on the Company's financial statements.

Interest Rate Risk

We are exposed to market risk from changes in interest rates. Our Notes have a fixed rate of interest of 7.875% per annum and are payable semi-annually in arrears on June 1 and December 1 of each year.

Our Amended ABL Facility bears an interest rate equal to SOFR, or an alternate base rate plus an applicable margin, which is determined based on the average availability of the commitments under the Amended ABL Facility, ranging currently from 150 bps to 200 bps or 50 bps to 100 bps, respectively. Any debt that we incur under the Amended ABL Facility will expose us to interest rate risk. If interest rates increase significantly in the future, our exposure to interest rate risk will increase. As of September 30, 2026, assuming we had $140.5 million outstanding under our Amended ABL Facility, a 100-basis point increase or decrease in interest rates would increase or decrease our annual interest expense under the Amended ABL Facility by approximately $1.4 million.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As required by Rule 13a-15(b) under the Exchange Act, our management, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act) as of September 30, 2026. Based on the evaluation of our disclosure controls and procedures as of September 30, 2026, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following table sets forth share repurchases of our common stock made during the three months ended September 30, 2026:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under The Plans or Programs(1)
July 1, 2026 - July 31, 2026
New Stock Repurchase Program(1)	—	$—	—	$59,000,000
Employee Transactions(2)	—	$—	—
August 1, 2026 - August 31, 2026
New Stock Repurchase Program(1)	—	$—	—
Employee Transactions(2)	—	$—	—
September 1, 2026 - September 30, 2026
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

Item 5. Other Information.

Rule 10b5-1 Trading Plans

From time to time, members of the Company's Board of Directors and officers of the Company may enter into Rule 10b5-1 trading plans, which allow for the purchase or sale of common stock under pre-established terms at times when directors and officers might otherwise be prevented from trading under insider trading laws or because of self-imposed blackout periods. Such trading plans are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and comply with the Company's insider trading policy. During the three months ended September 30, 2026, none of the Company's directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or a “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.

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

3.5

Certificate of Designations of Series A Junior Participating Preferred Stock of Warrior Met Coal, Inc., as filed with the Secretary of State of the State of Delaware on February 14, 2020 (incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-38061) filed with the Commission on February 14, 2020)

10.1

First Amendment to Second Amended and Restated Asset-Based Revolving Credit Agreement, dated as of August 28, 2025, by and among Warrior Met Coal, Inc. and certain of its subsidiaries, as borrowers, the guarantors party thereto, the lenders party thereto and Citibank, N.A., as administrative agent) (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K (File No. 001-38061) filed with the Commission on September 2, 2025).

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

WARRIOR MET COAL, INC.

Date: November 4, 2026	By:	/s/ Dale W. Boyles
Dale W. Boyles
Chief Financial Officer (on behalf of the registrant and as Principal Financial and Accounting Officer)